Form 10KSB40
period 1996-12-31
MICRO THERAPEUTICS INC
filed 1997-03-31
CIK 311407

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                  FORM 10-KSB
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number 0-6523


                            MICRO THERAPEUTICS, INC.
                 (Name of Small Business Issuer in its charter)

           Delaware                                       33-0569235
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

1062 Calle Negocio #F, San Clemente, California               92673
(Address of principal executive offices)                    (Zip Code)

                                 (714) 361-0616
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:         None
Securities registered pursuant to Section 12(g) of the Act:      Common Stock
                                                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the
past 90 days.  YES [ ]   NO [X]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         Issuer's revenues for its most recent fiscal year were $1,388,000.

         As of March 17, 1997, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold on such date, was approximately $27,597,845.

      6,398,633 shares of Common Stock were outstanding at March 17, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

                                     PART I

ITEM 1.  BUSINESS

         Micro Therapeutics, Inc. ("MTI" or the "Company") develops, manufactures and markets minimally invasive medical devices for the diagnosis and treatment of vascular disease. MTI focuses its efforts in two underserved markets: (i) the treatment of neuro vascular disorders of the brain associated with stroke; and (ii) the treatment of peripheral vascular disease, including blood clot therapy in hemodialysis access grafts, arteries and veins. The Company's objective is to provide physicians with new interventional treatment alternatives which improve outcomes, reduce costs, shorten procedure times, reduce drug usage and allow access to difficult-to-reach anatomical locations. The Company currently markets more than forty products for the treatment of peripheral vascular disease and will introduce products to treat neuro vascular disease in 1997.

         The Company's products and products under development in the neuro vascular market designed to address stroke include: (i) a range of infusion micro catheters incorporating shaft designs and innovative materials, which allow access to the smallest, most remote blood vessels; and (ii) the Liquid Embolic System ("LES"), which combines a unique material and special purpose micro catheters designed to treat aneurysms and arteriovenous malformations ("AVMs"). The Company's products in the peripheral vascular market, designed for less invasive treatment of blood clots, include: (i) a broad offering of infusion catheters, micro catheters and infusion wires; and (ii) the Cragg Thrombolytic Brush designed for rapid interventional clot disruption and dissolution through mechanical mixing of a thrombolytic drug with the clot.

BACKGROUND

         Vascular disease is, by Company estimates, the leading cause of death in the industrialized world, and, according to Medical Data International, Inc. ("MDI"), is responsible for over 40% of all deaths in the United States. Vascular disease may occur in any blood vessel in the body, and is generally manifested as an occlusion or rupture in a vessel. The vascular disease market consists of three segments, defined by anatomical location: cardiovascular disease, or disease in the coronary arteries; neuro vascular disease, or disease in the vessels in the brain; and peripheral vascular disease, or disease in blood vessels throughout the rest of the body. MTI is focused on the two segments it believes to be underserved: neuro vascular and peripheral vascular disease.

  Neuro Vascular Disease

         The Company believes that the leading complication of neuro vascular disease is stroke, the diminished blood flow to critical regions of the brain. A significant need for effective stroke therapy exists because of the severity of the disorder, its prevalence in society, the inadequacy of current therapies and the high cost of treatment and care. Acute stroke is the third leading cause of death in the United States and a major cause of long-term disability, with, according to the National Stroke Association, an estimated annual cost of over $30 billion. There are approximately 500,000 cases of stroke per year in the United States, of which approximately one-third of the victims die as a result of the event and another one-third become severely and permanently disabled, according to the National Stroke Association. Over three million people in the United States are stroke survivors and stroke is the leading cause of disability among adults, according to an article published in Neurology. The disabilities caused by stroke include paralysis, coma, impaired cognition, reduced coordination, loss of visual acuity, loss of speech, loss of sensation or a combination of these effects. Currently, no medical intervention exists that can reverse the brain damage resulting from stroke.

         Strokes are typically caused either by blockages (vaso-occlusive stroke) or ruptures (hemorrhagic stroke) of vessels within or leading to the brain. According to the American Heart Association, the most common type of vaso-occlusive stroke, thromboembolic stroke, is caused by the existence of a blood clot, or thrombus, within an artery, blocking blood flow. These blood clots can originate in the heart or a peripheral vascular site and travel into the neuro vasculature. The other type of vaso-occlusive stroke, atherosclerotic stroke, results from blockage of blood flow by plaque in a vessel. The majority of atherosclerotic strokes result from blockage in the carotid artery in the neck. According to MDI, the annual number of cases of thromboembolic and atherosclerotic stroke in the United States is 325,000 and 95,000, respectively.

         Hemorrhagic stroke is generally caused by the rupture of a blood vessel in the brain resulting from a vascular defect such as an aneurysm or AVM. According to MDI, there are approximately 80,000 cases of hemorrhagic stroke per year in the United States.

         An aneurysm is a balloon-shaped structure which forms at a weak point in the vessel wall and fills with blood. Aneurysms typically grow over time and, due to pressure placed on the wall of the aneurysm, are prone to rupture. Burst aneurysms result in massive intracranial bleeding and often death. Patients with unruptured aneurysms may experience symptoms such as blurred vision, headaches or dizziness; however, the large majority of these patients are asymptomatic. While 30,000 hemorrhagic stroke cases are related to ruptured intracranial aneurysms, autopsy studies have suggested that unruptured aneurysms may occur in approximately 2% to 5% of the general population in the United States, according to the American Association of Neurological Surgeons. The Company believes that with the development of new diagnostic and interventional technologies, the pool of candidate patients may be expanded to include those with unruptured aneurysms discovered in conjunction with other examinations.

         In an AVM, the flow of blood between arteries and veins, which normally occurs through capillary vessels, is shortcut by the development of larger vessels connecting directly from arteries to veins. The higher pressure on the arterial side makes these vessels highly prone to rupture.

         The Company believes that, while the interventional treatment of stroke in the United States is estimated by MDI to be approximately 30,000 procedures today, this market will grow significantly, driven by the development of improved diagnostic, imaging and interventional technologies; conversion from surgical to interventional procedures; the acceptance of preventive treatment of unruptured aneurysms; the increasing number of trained interventional neuroradiologists; the continued development of stroke centers; and the impact of stroke public awareness programs.

  Peripheral Vascular Disease

         According to MDI, approximately eight million people have been diagnosed with peripheral vascular disease in the United States, of which an estimated one million are treated annually. Generally, these patients suffer from degenerative atherosclerosis or blood clots, the same process that produces coronary artery disease. For patients diagnosed with peripheral vascular disease, there is currently no therapy of which the Company is aware, able to halt the degenerative process.

         Vascular obstruction, or the resulting lack of blood flow, can lead to skin discoloration, pain, ulceration, swelling or a change in blood chemistry, and can result in the loss of limb and even death. These symptoms are most often present in the legs and arms and may also develop in the neck and torso.

         Thrombosis, or the stagnation and clotting of blood, most often occurs at locations in blood vessels where the flow of blood has become restricted. This is most evident in vascular grafts placed to augment blood flow and in native arteries where the vessel bifurcates or atherosclerosis has narrowed the channel through which blood flows. Blood clots may form at the point of narrowing or may originate elsewhere in the cardiovascular system, break off, travel downstream and lodge in a smaller peripheral vessel, decreasing or completely blocking flow. Unless this condition is alleviated, tissue ischemia and gangrene can occur.

         One common site for vascular obstruction is in hemodialysis access grafts. According to the Health Care Financing Administration, hemodialysis access grafts have been surgically implanted in approximately 140,000 kidney dialysis patients in the United States. These grafts are used as the access site for dialysis needles which are inserted to withdraw and return blood from a dialyzer, a procedure performed every 2-3 days for each such patient. These hemodialysis access grafts occlude over time and, according to an article published in the Journal of Surgical Research, fail approximately every 5-10 months, requiring treatment, generally surgery.

         According to MDI, thrombosis in peripheral arteries affects approximately 500,000 people per year in the United States. Approximately 200,000 of these patients receive surgical or interventional treatment, as estimated by the Company.

         Clotting of the deep veins in the lower extremities and torso is commonly referred to as deep venous thrombosis ("DVT"). DVT and other venous thrombosis associated with superficial veins are, according to an article published in Cardiology Clinics, responsible for approximately 250,000 hospitalizations annually in the United States and approximately 600,000 additional cases result from long-term hospital stays, according to the American Medical Association and an article published in American Family Physician. Currently, virtually all treatment is systemic infusion of anticoagulant drug over a seven day period or longer on an inpatient basis, followed by an oral medication regimen for the remainder of the patient's life. This treatment only stops the progression of the clotting and does not remove the clot. Surgical removal of the obstruction is not considered to be a desirable treatment alternative for DVT because of the potential injury to the vein.

         The Company estimates that the interventional market of peripheral blood clots in the United States is approximately 100,000 procedures per year, and believes this market will grow significantly, driven by the conversion from surgical to interventional procedures and the development of advanced technologies that decrease overall procedure costs.

PRODUCTS

         The following table sets forth the Company's principal products and products under development and their current status:

                 PRODUCT LINE                        U.S. STATUS                      INTERNATIONAL STATUS
                 ------------                        -----------                      --------------------
NEURO VASCULAR-STROKE THERAPY

  Micro Catheters
    EASY RIDER Valved Tip Sidehole             510(k) submission 1997             Submission for CE Mark
      Infusion                                                                    expected 1997

   EASY RIDER Endhole Infusion                 510(k) submission 1997             Submission for CE Mark
                                                                                  expected 1997

    Flow Directed Infusion                     510(k) submission 1997             Submission for CE Mark
                                                                                  expected 1997
  Liquid Embolic System                        Preclinical                        Clinical trials

PERIPHERAL VASCULAR-BLOOD
CLOT THERAPY

Infusion Catheters

Cragg-McNamara Valved
     Tip Sidehole                              510(k) approved; 21                Marketed in 7 countries
                                               models currently
                                               marketed; 6 models to
                                               be launched in first
                                               half 1997

Patency Sidehole and Endhole                   510(k) approved; 10                Marketed in 7 countries
                                               models currently marketed

MicroMewi Sidehole                             510(k) approved; 2 models          Submission for
                                               currently marketed                 CE Mark expected first
                                                                                  half 1997

MicroPatency Endhole                           510(k) approved; 3 models          Marketed in 7 countries
                                               currently marketed

Katzen Select Variable
Infusion Length                                510(k) approved                    Submission for CE Mark
                                                                                  expected 1997

Infusion Wires

ProStream Multiple Sidehole                    510(k) approved; 4 models          Submission for CE Mark
                                               currently marketed                 expected first half 1997

ProStream Endhole                              510(k) approved; 2 models          Submission for CE Mark
                                               currently marketed                 expected first half 1997

Cragg Thrombolytic Brush                       510(k) submitted                   Approved 2 countries;
                                               September 1996                     Submission for CE Mark
                                                                                  expected first half 1997

NEURO VASCULAR--STROKE THERAPY PRODUCTS

  Micro Catheters

         The Company has developed multiple lines of micro catheters incorporating unique shaft designs and innovative materials which allow access to small, remote blood vessels in the brain. These micro catheters may be used for infusion of drugs to dissolve blood clots associated with thromboembolic stroke.

         The conventional treatment for neuro vascular blood clots involves the systemic delivery of thrombolytic drugs capable of dissolving the clot. Interventional thrombolytic therapy for neuro vascular occlusions involves the use of subselective micro catheters to reach the site of the occlusion, followed by the local infusion of thrombolytic drugs to dissolve the blood clot. The Company believes that site-specific delivery of thrombolytic drugs may prove to be more effective than traditional intravenous systemic administration by requiring less drug, which may lead to reduced side effects such as bleeding in other parts of the body.

         Of the 325,000 patients who experience thromboembolic stroke each year, the Company estimates that 150,000 of these patients could be treated by interventional procedures with early intervention, patient selection and improved micro catheters. One line of the Company's micro catheters is designed for endhole infusion of thrombolytic drugs to dissolve short clots. Another line, designed for longer clots, incorporates the Cragg MicroValve at the tip of the catheter, which, when closed, forces fluid out infusion side holes over the length of the clot.

         The Company expects to submit 510(k) applications for its neuro micro catheters and to introduce these products in 1997. Neuro micro catheters historically have gained market clearance via the 510(k) process. Clinical data has not been provided in support of neuro micro catheter 510(k) submissions.

  Liquid Embolic System

         The Company's proprietary LES, currently under development, is designed for rapid and controlled embolization of aneurysms and AVMs. The LES consists of unique biomaterials and special purpose micro catheters. The micro catheters are used to deliver the material, in liquid form, to small remote blood vessels in the brain where it fills a vascular defect and transforms into a solid polymer cast. The LES offers a unique form, fill and seal approach to the interventional treatment of aneurysms or AVMs associated with hemorrhagic stroke.

         The conventional treatment of hemorrhagic stroke requires highly-invasive neurosurgery, in which a portion of the skull is removed and brain tissue is manipulated to gain access to the diseased vessel. This type of surgery generally involves extensive blood loss and prolonged hospitalization.

         Interventional treatment of aneurysms currently involves advancing a micro catheter through the cerebral vasculature to the aneurysm site. Tiny metal coils attached to a delivery wire are passed, one at a time, through the catheter and into the aneurysm. The coil is then released from the delivery wire, the wire is removed and the next coil is advanced through the catheter. This process is repeated until approximately 30% of the volume of the aneurysm is filled with coils. The presence of these coils in the aneurysm disrupts blood flow, leading to the formation of thrombus in the spaces within the coil mass. Numerous embolization coils are required to fill an aneurysm, a procedure which generally takes two to three hours to complete.

         Surgical treatment of AVMs includes both open neurosurgery and radiosurgery. The Company estimates that 75% of AVM surgical procedures are preceded by interventional embolization of the AVM. In the United States, interventional AVM embolization, either as stand-alone treatment or as a bridge to surgery, involves depositing polyvinyl alcohol ("PVA") particles, coils or other embolic material into the AVM to reduce or stop blood flow. Embolization with PVA particles is challenging due to the difficulty of placing the particles into the proper location, the inability to visually confirm the placement of the particles and the tendency for embolized vessels to reopen. Outside the United States, the most widely used embolization technique for AVMs is the injection of acrylic-based glues which have not been approved for use in the United States. Glues have multiple drawbacks, such as lack of control in delivery and extreme adhesion to all surfaces, including the delivery catheter.

         In an LES procedure, the micro catheter is positioned at the embolization site and the material is delivered with a single injection. The LES material is visible under fluoroscopy and thus the interventionalist is able to see and continuously monitor the penetration and location of the material. When the vascular defect is completely filled with the polymer cast, the delivery catheter is removed. Since the LES material is nonadhesive, the controlled injection and filling of the vascular defect can take place over a 30-second or longer period, whereas a glue injection must be instantaneous to avoid gluing the delivery catheter in place.

         The Company has been conducting preclinical studies of the LES and has initiated human clinical trials outside of the United States. The Company expects an investigational device exemption ("IDE") to conduct human clinical trials in the United States to be filed in the first half of 1997. The Company anticipates that the first indicated use of the LES for which it will seek an IDE is the treatment of AVMs. There can be no assurance, however, that the Company will be successful in obtaining an IDE. Additional potential uses for the LES include tumor embolization, urinary incontinence therapy and reproductive sterilization. The Company does not intend to devote significant resources to these applications, although it has undertaken preliminary animal testing.

PERIPHERAL VASCULAR--BLOOD CLOT THERAPY PRODUCTS

  Catheters and Infusion Wires

         MTI is introducing to the market a broad offering of less invasive interventional catheters, micro catheters and infusion wires capable of efficient delivery of thrombolytic agents for the dissolution of blood clots. MTI's current offering of Cragg-McNamara valved tip infusion catheters and ProStream infusion wires represents advanced technology in thrombolytic therapy for the three peripheral vascular market subsegments: hemodialysis access grafts, arteries and veins.

         Surgical embolectomy is the most common procedure for removing blood clots from the vascular system, including hemodialysis access grafts. In this procedure, a surgical incision is made down to the occluded vessel, the vessel is cut open and a balloon catheter is used to remove the clot through the incision.

         Vascular bypass surgery with native vessels or synthetic grafts is also performed. In this procedure, either a native vessel, usually a vein surgically harvested from the patient's leg, or an artificial graft is surgically connected above and below the occlusion. Blood can then flow around, or bypass, the occlusion.

         These surgical procedures require an operating room and attendant staff, anesthesia, intensive care and associated in-hospital recovery facilities and supplies. If the surgery is performed on an occluded graft through which the patient had been receiving hemodialysis, the dialysis therapy must be discontinued at the site of the graft for approximately two weeks and an alternate access site established for hemodialysis.

         Thrombolysis, or the dissolving of blood clots, can be performed interventionally, often on an outpatient basis, by delivering thrombolytic drugs through an infusion catheter directly into the clot. Various techniques are used in these procedures including the "pulse-spray" infusion technique where boluses of the drug are repeatedly hand injected into the thrombus with high pressure syringes, and the "weep" infusion technique where the drug is slowly infused into the clot over a longer period of time. In coaxial infusion systems, a micro catheter or infusion wire is placed through a larger catheter, and infusion is performed through both devices. This technique allows simultaneous infusion into small, distal vessels and larger, proximal vessels.

         Available treatments for blood clots in veins are much more limited than those for arteries. Currently, virtually all treatment for DVT is systemic infusion of anticoagulant drugs over a seven day period, or longer, on an inpatient basis, followed by an oral medication regimen for the rest of the patient's life. This treatment only stops the progression of the clotting and does not remove the clot already present. Surgical embolectomy is not considered to be a treatment alternative for DVT because of the potential for injury to the veins.

         Recently, a number of high profile interventional radiology centers in the United States have begun treating DVT with the infusion of thrombolytic drugs at the site of the clot through sidehole infusion catheter and infusion wire systems. The Company believes the interventional treatment of DVT with its catheters and infusion wires may represent a significant opportunity to expand the patient population for interventional therapy.

         Of the 140,000 hemodialysis access graft treatments currently performed each year in the United States, the Company estimates that one third are treated interventionally. Of the 200,000 arterial blood clot treatments currently performed each year in the United States, the Company estimates that 45,000 are interventional. The Company also estimates that an additional 10,000 vein procedures are performed interventionally each year in the United States for a total of 100,000 interventional treatments for peripheral blood clots.

         Cragg-McNamara Valved Tip Catheters. These catheters incorporate the Company's Cragg MicroValve which allows a catheter to be advanced over a guidewire, and when the wire is removed, the valve at the tip of the catheter closes completely. This valve technology allows the use of the entire catheter lumen for sidehole fluid delivery as compared to competitive products which require a wire to be in place to occlude the catheter tip during sidehole infusion.

         Patency Sidehole and Endhole Catheters. The Company's Patency catheters provide sidehole or endhole infusion in the peripheral vasculature. These catheters can be used alone or as the outer catheter of a coaxial infusion system.

         MicroMewi Sidehole Micro Catheters. The Company's MicroMewi micro catheters provide sidehole infusion in small, distal vessels of the peripheral vasculature. These catheters incorporate a two-section design which adds pushability to the proximal segment and flexibility to the distal end. The MicroMewi can be used either alone or as the inner catheter of a coaxial infusion system.

         MicroPatency Endhole Micro Catheters. These endhole micro catheters provide infusion in small, distal vessels of the peripheral vasculature. They incorporate a two-section design which adds pushability to the proximal segment and flexibility to the distal end. The MicroPatency endhole micro catheters can be used alone or as the inner catheter of a coaxial infusion system.

         Katzen Select Variable Infusion Length Catheters. With the introduction of the Katzen Select variable infusion length catheters, the Company will expand the interventionalist's capability in thrombolytic therapy by offering, for the first time, the ability to change the desired infusion characteristics while the catheter is in the patient. With this catheter, the physician has the option of changing the desired infusion length to match changing anatomical needs as the blood clot dissolves. This unique sidehole infusion capability is made possible by the proprietary Cragg MicroValve.

         ProStream Infusion Wires. The Company's infusion wires can be inserted into blood vessels, and navigated to the site of an obstruction to allow the infusion of fluids through the wire to the distal anatomy. These infusion wires can also be passed through infusion catheters to allow simultaneous infusion at multiple sites.

         MTI received 510(k) clearance of its Cragg-McNamara valved tip infusion catheters in October 1994 and is currently marketing 21 models both domestically and internationally. The Company received 510(k) clearance of the ProStream sidehole infusion wires in January 1996, is currently marketing six models of ProStream infusion wires in the United States and intends to begin selling internationally in the first half of 1997. These products, together with MTI's Patency, MicroPatency, MicroMewi and Katzen Select infusion catheter lines are, or will be, marketed in the United States through its direct sales force and internationally through a combination of direct sales and distributors.

  Cragg Thrombolytic Brush

         The Company believes that most treatments for blood clots in the peripheral vasculature could be performed interventionally. However, in order for interventional thrombolysis procedures to surpass surgical procedures as the treatment of choice, three main issues need to be addressed, all of which have a direct impact on procedure cost.

         First, the length of time to achieve lysis of the clot must be shortened. If a clot is relatively "fresh," that is, several hours old or less when treated, dissolution time is quick and the procedure can be completed in a single session in the catheterization or special procedures lab. If, however, the clot becomes more "organized" in the vessel, dissolution time lengthens.
In these circumstances, thrombolysis starts in the catheterization lab and continues in a hospital room for 24-72 hours, making it an inpatient procedure. The patient is then moved back to the lab a second time for angiographic imaging to determine whether the infusion has been successful. Even a single setting thrombolytic procedure on a fresh clot can require the interventional radiologist to administer the drug for a considerable length of time. Second, the dissolution of the clot must be complete. An established clot is resistant to complete dissolution and any residual clot becomes a site for repropagation of new clot.

Third, drug cost must be reduced. The cost of drugs for a long-term thrombolytic infusion lasting several days is thousands of dollars.

         MTI is conducting a controlled clinical evaluation of the Cragg Thrombolytic Brush in hemodialysis access grafts, which addresses the clinical issues that remain in standard thrombolysis. The Cragg Thrombolytic Brush is designed for rapid interventional clot disruption and dissolution through mechanical mixing of a thrombolytic drug with the blood clot. A cylindrical, soft nylon brush mounted on a wire cable is introduced into the vessel through an infusion catheter. The cable drive is attached to a battery powered, low speed motor drive. A side port on the catheter allows thrombolytic drugs to be infused through the catheter immediately adjacent to the brush. Once positioned in the clotted graft, infusion of thrombolytic drug is begun and the motor is switched on, starting the brush rotation. The rotation of the brush within the clot actively mixes the drug into the clot, exposing more clot surface to the drug, thus accelerating the thrombolytic process. The Company is developing an over-the-wire version of the Cragg Thrombolytic Brush that the Company believes will further improve vascular access and ease of use. Future studies using this design may include clinical evaluation in other applications, including peripheral artificial grafts, arteries and veins.

         In June 1994, the Company filed its original 510(k) market clearance application with the FDA for the Cragg Thrombolytic Brush. The FDA requested that MTI conduct clinical trials to support its substantial equivalence claim. In September 1996, the Company filed a 510(k) with the requested clinical data. Included in the application was statistical analysis covering the first 40 patients treated under an IDE clinical study. In this study, patients are randomized to treatment with either the Cragg Thrombolytic Brush or conventional pulse-spray thrombolytic infusion. The key clinical endpoints being measured in the study are the length of time to reopen the occluded graft and the amount of thrombolytic drug used. The results as of December 31, 1996, including 63 patients, demonstrate substantial improvements with reductions in both of these clinical endpoints for the Cragg Thrombolytic Brush, as compared to conventional pulse-spray thrombolytic infusion. See "Government Regulation."

SALES AND MARKETING

         The primary users of the Company's products are interventional radiologists and neuroradiologists. The Company estimates that approximately 1,500 hospitals in the United States perform interventional radiology procedures and an estimated 500 institutions provide some neuro vascular and peripheral vascular therapy.

         In order to achieve early adoption of its products, the Company believes it will need to establish and maintain relationships with the key interventional radiologists and neuroradiologists. The Company believes that these relationships can only be formed through the presence of a direct sales organization. Currently the Company's domestic sales force consists of eight direct sales representatives covering the United States. To date, sales representatives have concentrated their efforts on 200 selected interventional radiology centers, which the Company believes account for a majority of the total procedures. It is anticipated that the interventional radiology and neuroradiology centers will overlap substantially, allowing for efficient selling into the overall interventional marketplace.

         The Company has established international distribution arrangements in Germany, the United Kingdom, the Netherlands, Belgium, Japan, Australia and Canada through a network of specialty medical device distributors. These arrangements provide the Company with distributors experienced in the interventional device markets who are able to access the top interventional physicians and institutions worldwide. MTI's distributor network has initially focused on the introduction and market penetration of peripheral vascular products. The Company's Director of International Operations, based in Europe, directs the Company's international sales efforts, oversees the existing distributor network, evaluates new distribution opportunities, and acts as a liaison for the Company's clinical investigation programs.

RESEARCH AND DEVELOPMENT

         The Company is directing its research efforts towards development of products which expand the therapeutic alternatives available to interventional radiologists and interventional neuroradiologists for treatment of vascular disease. The primary efforts are directed at further expansion of its catheter and infusion wire product offerings to simplify access to the venous system for treatment of DVT, and extension of the Cragg Thrombolytic Brush technology for application in native vessel grafts, arteries and veins.

         While the development efforts for the LES are focused on AVMs and aneurysms in the neuro vasculature, the Company believes that the LES may also have utility for a variety of procedures throughout the vascular system, including embolization of certain types of tumors whose growth is dependent on adequate blood supply, and the Company has performed studies on representative animal models. In addition, the Company has filed patents related to certain non-vascular applications of the LES, and is sponsoring preclinical studies of its use in certain urological and gynecological procedures.

         In addition to its work on the LES, the Company is actively investigating alternative treatment modalities for disease associated with stroke. The primary focus of this work is the application of stent technology in the head and neck. Stents are small tubular frameworks introduced percutaneously and deployed to reestablish blood flow in an occluded section of a vessel. In recent years stents have been used increasingly in coronary and certain peripheral arteries that are blocked by atherosclerotic plaque. The Company believes stents may provide a viable alternative to surgery for exclusion of such plaque in the carotid arteries and exclusion of certain types of aneurysms in cerebral arteries.

         Work performed to date in the Company's stent program has been directed principally towards establishment of intellectual property rights in relevant technologies, development of designs and fabrication of initial prototypes. The Company has executed two license agreements covering four issued and several pending U.S. patents for certain stent technology and has filed an additional patent of its own. Should the early research further confirm the potential of the Company's technologies, efforts in 1997 would be directed towards refinement of designs and initiation of preclinical trials.

         All of these research efforts are at an early stage, and there can be no assurance that any products will be successfully developed from them, receive regulatory approvals, be capable of being manufactured cost-effectively, be successfully introduced or receive market acceptance. See "Certain Factors That May Affect the Company's Business and Future Results" for additional information regarding risks generally applicable to development of new products.

         The Company's research and development staff consists of 20 full-time engineers, technicians and regulatory personnel, and two full time consultants, all of whom have substantial experience in medical device development. In addition to these technical personnel, the Company's product development process incorporates teams organized around each of the Company's core technologies or product groups, with each team having representatives from marketing, regulatory and clinical affairs, manufacturing and finance. Consultants are utilized where additional specialized expertise is required. See "Management--Other Key Advisors."

MANUFACTURING

         The Company manufactures its proprietary catheters, infusion wires and the Cragg Thrombolytic Brush in a clean room setting at its facilities in San Clemente, California. The Company has implemented quality control systems as part of its manufacturing process, which comply with U.S. Good Manufacturing Practices ("GMP") requirements. The Company has also been inspected by the California Department of Health Services ("CDHS") on behalf of the State and under contract with the FDA, and is registered with the State of California to manufacture its medical devices. The Company believes that it is in compliance with FDA GMP for medical devices. There can be no assurance, however, that the Company will remain in compliance with GMP. Failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company is also in the process of implementing policies and procedures which are intended to allow the Company to achieve ISO 9001/EN 46001 certification of its quality control systems in the first half of 1997. The European Union has promulgated rules which require that medical products receive by mid-1998 the right to affix the CE Mark, an international symbol of adherence to quality assurance standards. In order to obtain the right to affix the CE Mark to its products, the Company will need to obtain certification that its processes meet the ISO 9001/EN 46001 quality standards and applicable medical device directives promulgated by the European Union. Failure to receive the right to affix the CE Mark will prohibit the Company from selling its products in member countries of the European Union, and there can be no assurance that the Company will be successful in meeting the European quality standards or other certification requirements.

         The Company has developed the necessary capabilities for micro valve molding, hole drilling, bonding, catheter assembly, balloon fabrication, infusion wire assembly, tip forming, packaging and testing, and has developed proprietary know-how and manufacturing expertise in several of these areas. An endhole infusion wire and certain accessories are manufactured for the Company on an OEM basis; all other fabrication and assembly operations are performed in the Company's manufacturing facilities. The Company uses outside contractors for extrusion, injection molding, hydrophilic coating, motor drive componentry and sterilization. Outside services will be brought in-house as necessary or appropriate to meet the Company's production, quality and profitability objectives.

         Raw materials are purchased from various qualified vendors, subjected to stringent quality specifications and assembled by the Company into final products. The Company routinely conducts quality audits of suppliers and has adopted a vendor qualification program. Certain products are obtained by the Company from single source suppliers. However, the Company believes that alternative suppliers are available for its raw materials and other product components and plans to qualify additional suppliers as sales volume warrants. Although the Company intends to maintain sufficient levels of inventory to avoid any material disruption resulting from increased manufacturing, there can be no assurance that the Company will be able to manufacture and supply products to meet potential demand.

COMPETITION

         The medical device industry is characterized by rapidly evolving technologies and significant competition. The Company expects competition in the interventional radiology and interventional neuroradiology markets to increase substantially. The Company believes that interventional procedures with products like its own are substantially less costly than highly invasive surgical procedures and may ultimately replace these procedures in certain applications. In certain cases, the Company's products may be used in conjunction with traditional surgical techniques.

         The Company competes primarily with other producers of catheter and wire based products for interventional treatment of neuro vascular and peripheral vascular disease. In neuro vascular interventional applications Target Therapeutics, Inc. is the market leader. The Company expects to compete against Target Therapeutics and other recent entrants in the neuro vascular interventional market including Boston Scientific, Inc., the Cordis, Inc. subsidiary of Johnson & Johnson, and Medtronic Micro Interventional Systems.
In peripheral blood clot therapy applications the Company competes with the MediTech division of Boston Scientific, Inc., Cook, Inc., Target Therapeutics and the AngioDynamics division of E-Z-EM Corporation. All of these companies have significantly greater financial, manufacturing, marketing, distribution and technical resources, name recognition and experience than the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than those developed by the Company or that would render the Company's products obsolete or noncompetitive. Additionally, there can be no assurance that the Company will be able to compete effectively against such competitors based on its ability to manufacture, market and sell its products.

         The length of time required for product development and regulatory approval plays an important role in a company's competitive position. Consequently, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development, clinical evaluation and commercialization of new products. Product development involves a high degree of risk and there can be no assurance that the Company's research and development efforts will result in commercially successful products.

MEDICAL ADVISORY BOARD

         The Company has a group of physicians which advise it on medical matters in areas of the Company's business. The Company's Medical Advisory Board (the "MAB") includes experts in vascular disease diagnosis and therapy in interventional radiology and interventional neuroradiology. The Company regularly consults with members of the MAB regarding the Company's research and development, preclinical trials and clinical trials.

         The Micro Therapeutics Medical Advisory Board is composed of the following individuals:

Andrew H. Cragg, M.D.                      Director, Interventional Vascular Medicine,
  Chairman of MAB and a                      Fairview Riverside Medical Center and Clinical
  Founder of the Company                     Associate Professor of Radiology, University of
                                             Minnesota Hospitals

Flavio Castaneda, M.D.                     Clinical Associate Professor of Radiology and Surgery,
                                             and Radiology Research Director, University of Illinois
                                             College of Medicine at Peoria

Bart Dolmatch, M.D.                        Section Head, Vascular and Interventional Radiology,
                                             The Cleveland Clinic Foundation

Barry Katzen, M.D.                         Medical Director, Miami Vascular Institute, and Clinical
                                             Professor of Radiology, University of Miami School of
                                             Medicine

Thomas O. McNamara, M.D.                   Professor of Radiological Sciences, UCLA School of
Interventional Radiology Section,            Medicine, Vascular Interventional Radiology Section,
                                             UCLA Medical Center for the Health Sciences

Mark Mewissen, M.D.                        Associate Professor of Radiology, Director of Vascular/
                                             Interventional Radiology, Medical College of Wisconsin,
                                             Froedtert Memorial Lutheran Hospital

Alex Norbash, M.D.                         Assistant Professor of Interventional Neuroradiology,
                                             Stanford University Hospital

John Perl II, M.D.                         Section of Neuroradiology, The Cleveland Clinic
                                             Foundation

Cass Pinkerton, M.D.                       Senior Consultant, Interventional Cardiology, Nasser,
                                             Smith & Pinkerton Cardiology

Don F. Schomer, M.D.                       Assistant Professor of Radiology, The University of
                                             Texas, M.D.  Anderson Cancer Center, Diagnostic
                                             Radiology

Donald Schwarten, M.D.                     Director of Interventional Radiology, St. Vincent's
                                             Hospital

Tony Smith, M.D.                           Professor of Radiology and Director of Interventional
                                             Neuro and Peripheral Vascular Radiology, Duke
                                             University Medical Center

Sidney Wallace, M.D.                       Professor Emeritus, Deputy Division Head for Research,
                                             Division of Diagnostic Imaging, The University of Texas,
                                             M.D.  Anderson Cancer Center

         All MAB members have entered into consulting agreements with the Company. These agreements generally provide that all inventions conceived by such consultants in the course of rendering service to the Company are the exclusive property of the Company. These agreements further provide that performance of such agreements will not conflict with any individual consultant's obligation to maintain the secrecy of confidential information of any third parties and that all confidential information developed or made known to such consultants by the Company during the course of such relationships with the Company is to be kept confidential and not disclosed to third parties.

         Except for Dr. Cragg, who receives compensation and holds a significant number of shares of the Company's Common Stock, all MAB members have been granted options to purchase shares of the Company's Common Stock for their services and are reimbursed for reasonable expenses, but receive no other compensation. All of the members of the MAB are employed by employers other than the Company and may have commitments to, or consulting or advisory agreements with, other entities, including potential competitors of the Company, that may limit their availability to the Company. Although these advisors may contribute significantly to the affairs of the Company, none, other than Dr. Cragg, is expected to devote more than a small portion of his time to the Company.

PATENTS AND PROPRIETARY RIGHTS

         The Company's policy is to aggressively protect its proprietary position by, among other things, filing U.S. and foreign patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company's strategy includes extending the patent protection of its licensed technology by filing procedure-specific method patents wherever possible for the use of the Company's products in new clinical applications.

         As of December 31, 1996, the Company held ten issued U.S. patents, one issued foreign patent and has eighteen U.S. and eight foreign patent applications pending. The Company's issued U.S. patents cover technology underlying the Cragg MicroValve, infusion wire, Cragg Thrombolytic Brush, Liquid Embolic System and carotid and intra-cerebral stent products. The expiration dates of these patents range from February 2009 to December 2015. The pending claims cover various aspects of its infusion catheter, infusion wire, Thrombolytic Brush, micro catheter, Liquid Embolic Systems, carotid and intra-cerebral stent technologies and non-vascular liquid embolic products.

         Although the Company aggressively works to protect its technology, no assurance can be given that any patents from pending patent applications or from any future patent applications will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of the Company's products or design around the Company's patents. In addition, others may hold or receive patents or file patent applications which contain claims having a scope that covers products developed by the Company.

         The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and many companies in the industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement litigation or an interference proceeding declared by the U.S. Patent and Trademark Office ("PTO") to determine the priority of inventions. The defense and prosecution of patent suits, PTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company, to protect the Company's trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others.

         Any litigation or interference proceedings involving the Company would result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, operating results and financial condition.

         In addition to patents, the Company relies on trade secrets and proprietary know-how to compete, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to individuals by the Company during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering service to the Company shall be the exclusive property of the Company. There can be no assurance that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

GOVERNMENT REGULATION

  United States

         The research, development, manufacture, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. The Company's products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act (the "FDC Act") and require clearance or approval by the FDA prior to commercialization. In addition, significant changes or modifications to medical devices also are subject to regulatory review and clearance or approval. Under the FDC Act, the FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, record keeping, advertising, distribution, sale and promotion of medical devices in the United States. The testing for, preparation of and subsequent review of applications by the FDA and foreign regulatory authorities is expensive, lengthy and uncertain. Noncompliance with applicable requirements can result in, among other things, warning letters, proceedings to detain imported products, fines, injunctions, civil and criminal penalties against the Company, its officers and its employees, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and a recommendation by the FDA that the Company not be permitted to enter into government contracts.

         In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and efficacy. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to GMPs) and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those that must receive premarket approval ("PMA") by the FDA to ensure their safety and efficacy (for example, life-sustaining, life-supporting and implantable devices, or new devices that have not been found substantially equivalent to legally marketed Class I or Class II devices).

         The FDA also has the authority to require clinical testing of certain medical devices as part of the clearance or approval process. If clinical testing of a device is required and if the device presents a "significant risk," an IDE application must be approved prior to commencing clinical trials. The IDE application must be supported by data, typically including the results of laboratory and animal testing. If the IDE application is approved by the FDA, clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the agency. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such costs do not exceed recovery of the costs of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of investigational sites institutional review boards pursuant to FDA regulations.

         Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) submission or approval of a PMA application. If a medical device manufacturer or distributor can establish, among other things, that a device is "substantially equivalent" in intended use and technological characteristics to a legally marketed Class I or Class II medical device, or to a Class III medical device for which the FDA has not required a PMA, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k). The 510(k) submission must establish to the satisfaction of the FDA the claim of substantial equivalence to the predicate device. In recent years, the FDA has been requiring a more rigorous demonstration of substantial equivalence, including the requirement for IDE clinical trials.

         Following submission of the 510(k), the manufacturer or distributor may not place the device into commercial distribution unless and until an order is issued by the FDA finding the product to be substantially equivalent. In response to a 510(k), the FDA may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA, however, may require further information, including clinical data, to make a determination regarding substantial equivalence, or may determine that the proposed device is not substantially equivalent and require a PMA. Such a request for additional information including clinical trials or a determination that the device is not substantially equivalent would delay market introduction of the products that are the subject of the 510(k). It generally takes four to twelve months from the date of submission to obtain 510(k) clearance, although it may take longer, in particular if clinical trials are required.

         If the manufacturer or distributor cannot establish that a proposed device is substantially equivalent to a legally marketed Class I or II predicate device, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA application. A PMA application must be supported by extensive data, including laboratory, preclinical and clinical trial data to prove the safety and efficacy of the device, as well as extensive manufacturing information. If the FDA determines, upon initial review, that a submitted PMA application is sufficiently complete to permit substantive review, the FDA will accept the PMA application for filing. FDA review of a PMA application generally takes approximately two years or more from the date of acceptance for filing, but review times vary depending upon FDA resources and workload demands and the complexity of PMA submissions. There can be no assurance that the FDA will review and approve the PMA in a timely manner, if at all. Failure to obtain PMA approvals could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, as one of the conditions for approval, the FDA will inspect the manufacturing establishment at which the subject device will be manufactured to determine whether the quality control and manufacturing procedures conform to GMP regulations. If granted, the PMA approval may include significant limitations on the indicated uses for which a product may be marketed.

         As of November 30, 1996, the Company had received three 510(k) clearances for certain diagnostic or therapeutic indications of its infusion catheters, micro catheters and infusion wires which cover 40 products offered to the market. The Company has made modifications which affect 17 of its products covered under these 510(k) clearances, which modifications, the Company believes, do not affect safety or efficacy of the products and thus, under FDA guidelines, do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or would not require the Company to submit a new 510(k) notice for any of the changes made to the device. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

         The use of certain materials may require that the device be evaluated as a drug rather than as a device, and thus the FDA's investigational new drug ("IND") and new drug application ("NDA") regulations would be applicable to the clinical study and commercialization of the product. Otherwise the product will be treated as a medical device. The steps required before a drug may be marketed in the United States include preclinical and laboratory tests, the submission to the FDA of an application for an IND which must become effective before clinical trials may commence, adequate and well controlled clinical trials to establish the safety and efficacy of the drug, the submission to the FDA of an NDA, and FDA approval of the NDA prior to any commercial sale or shipment of the product. In January 1996, the Company met with representatives of both the drug and device divisions of the FDA to discuss their respective new product approval requirements. Based on the information presented by the Company regarding the material composition of the LES, the Company believes the LES would be regulated as a device. There can be no assurance, however, that upon more detailed review of the LES, the FDA will not at a later date determine that the LES should be regulated as a drug. Such a change could significantly delay the commercial availability of the LES and have a material adverse effect on the Company's business, operating results and financial condition.

         There can be no assurance that the Company will be able to obtain necessary 510(k) clearances or PMA or NDA approvals to market its products for the intended uses on a timely basis, if at all, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, operating results and financial condition.

         The Company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the CDHS and to list its products with the FDA. As such, the Company will be inspected by both the FDA and CDHS for compliance with GMP and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner. The Company has not yet been inspected by the FDA for GMP compliance. In September 1995, the Company's original facility in Aliso Viejo, California was inspected by the CDHS, acting on behalf of the State and under contract with the FDA. The Company received no significant inspection observations and was subsequently granted a California medical device manufacturing license. In November 1995, the Company's present facility in San Clemente was inspected by the CDHS, again acting on behalf of the State and under contract with the FDA. No significant inspection observations were received. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

         The Company is required to provide information to the FDA on death or serious injuries that its medical devices have allegedly caused or contributed to, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA strictly prohibits the marketing of approved devices for uses other than those specifically cleared for marketing by the FDA. If the FDA believes that a company is not in compliance with the law or regulations, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against a company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company's business, operating results and financial condition.

         Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. The Company is also subject to regulation by the Occupational Safety and Health Administration and by other government entities.

         Regulations regarding the manufacture and sale of the Company's products are subject to change. The Company cannot predict what impact, if any, such changes might have on its business, operating results and financial condition.

  International

         Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements. Some countries have historically permitted human studies earlier in the product development cycle than regulations in the United States permit. Other countries, such as Japan, have requirements similar to those of the United States. This disparity in the regulation of medical devices may result in more rapid product clearance in certain countries than in others.

         The Company or its distributors have received registrations and approvals to market its Cragg-McNamara and Patency infusion catheters in Germany, The Netherlands, Belgium, the United Kingdom, Canada, Japan and Australia.

         The European Union has promulgated rules which require that medical products receive by mid-1998 the right to affix the CE Mark, an international symbol of adherence to quality assurance standards. ISO 9000/EN 46001 certification is one of the CE Mark certification requirements. In order to obtain the right to affix the CE Mark to its products, the Company will need to obtain certification that its processes meet the ISO 9001/EN 46001 quality standards and applicable medical device directives promulgated by the European Union. Failure to receive the right to affix the CE Mark will prohibit the Company from selling its products in member countries of the European Union and there can be no assurance that the Company will be successful in meeting the European quality standards or other certification requirements.

         Exports of products subject to the 510(k) notification requirements, but not yet cleared to market, are permitted without FDA export approval provided certain requirements are met. Unapproved products subject to the PMA requirements must receive prior FDA export approval unless they are approved for use by any member country of the European Union and certain other countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported to any country without prior FDA approval. To obtain FDA export approval, when it is required, certain requirements must be met and information must be provided to the FDA, including documentation demonstrating that the product is approved for import into the country to which it is to be exported and, in some instances, safety data from animal or human studies. The Company has received export approvals for the Cragg Thrombolytic Brush in the Netherlands and Australia, and is seeking approvals for other key European countries. There can be no assurance that the Company will receive FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Failure of the Company to receive import approval from foreign countries, or to obtain Certificates for Products for Export, meet FDA's export requirements, or obtain FDA export approval when required to do so, could have a material adverse effect on the Company's business, financial condition and results of operations.

THIRD-PARTY REIMBURSEMENT

         In the United States, hospitals, catheterization laboratories, physicians and other healthcare providers that purchase medical devices generally rely on third-party payors, such as private health insurance plans, to reimburse all or part of the costs associated with the treatment of patients.

         The Company's success will depend upon, among other things, its customer's ability to obtain satisfactory reimbursement from healthcare payors for its products. Reimbursement in the United States for the Company's infusion catheter and infusion wire products is currently available under existing procedure codes from most third-party payors, including most major private health care insurance plans, Medicare and Medicaid. The Company does not expect that third-party reimbursement in the United States will be available for use of its other products unless and until FDA clearance or approval is received. If FDA clearance or approval is received, third-party reimbursement for these products will be dependent upon decisions by individual health maintenance organizations, private insurers and other payors. However, the Company believes that procedures using its Cragg Thrombolytic Brush may be reimbursed in the United States under existing procedure codes for diagnosis and re-establishment of patency of hemodialysis access grafts and native vessels. Similarly, the Company believes that procedures using its LES may be reimbursed in the United States under existing procedure codes for diagnosis and treatment of aneurysms and AVMs. However, there can be no assurance that such procedure codes will remain available or that the reimbursement under these codes will be adequate. Given the efforts to control and decrease health care costs in recent years, there can be no assurance that any reimbursement will be sufficient to permit the Company to achieve or maintain profitability.

         Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Large-scale market acceptance of the Company's thrombolytic infusion and other products will depend on the availability and level of reimbursement in international markets targeted by the Company. Currently, the Company has been informed by its international distributors that its Cragg-McNamara and Patency infusions catheters have been approved for reimbursement in countries in which the Company markets such products. Obtaining reimbursement approvals can require 12-18 months or longer. There can be no assurance that the Company will obtain reimbursement in any country within a particular time, for a particular amount, or at all. Failure to obtain such approvals could have a material adverse effect on the Company's sales, business, operating results and financial condition.

         Regardless of the type of reimbursement system, the Company believes that physician advocacy of its products will be required to obtain reimbursement. Availability of reimbursement will depend on the clinical efficacy and cost of the Company's products. There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for use of the Company's systems for all uses intended by the Company. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors or adverse changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products would have a material adverse effect on the Company's business, operating results and financial condition.

PRODUCT LIABILITY AND INSURANCE

         The Company's business involves an inherent risk of exposure to product liability claims. The risk of such claims has increased in light of a U.S. Supreme Court decision in 1996 concluding that the FDA regulatory framework does not necessarily preempt personal injury actions against medical device manufacturers. Although the Company has not experienced any product liability claims to date, there can be no assurance that the Company will be able to avoid significant product liability claims and potential related adverse publicity. The Company maintains product liability insurance with coverage limits of $2 million per occurrence and an annual aggregate maximum of $2 million, which the Company believes is comparable to that maintained by other companies of similar size serving similar markets. However, there can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a material adverse effect on the Company, or that such insurance will continue to be available on commercially reasonable terms, or at all.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

         THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE ORAL FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS OF THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE UNCERTAIN AND MAY BE IMPACTED BY THE FOLLOWING FACTORS, AMONG OTHERS, WHICH MAY CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENT. BECAUSE OF THESE AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION, THE COMPANY'S PAST PERFORMANCE SHOULD NOT BE CONSIDERED AN INDICATOR OF FUTURE PERFORMANCE AND INVESTORS SHOULD NOT USE HISTORICAL RESULTS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

         Early Stage of Development. The Company has only recently commercially introduced a number of products. Several of its key products are in the early stage of development. The Liquid Embolic System ("LES") has not yet entered clinical trials in the United States and the Company recently filed its 510(k) market clearance application covering the Cragg Thrombolytic Brush. Commercialization of the Company's products will depend on a number of factors, including the Company's ability to demonstrate the safety and efficacy of such products in the clinical setting. There can be no assurance that the Company's products will be safe and effective in clinical trials or will ultimately be cleared for marketing by U.S. or foreign regulatory authorities. Failure to develop safe and effective products, which are approved for sale on a timely basis would have a material adverse effect on the Company's business, operating results and financial condition. See "Business-- Government Regulation" and "--Products."

         Uncertainty of Market Acceptance. Even if the Company is successful in developing safe and effective products that have received marketing clearance, there can be no assurance that the Company's products will gain market acceptance. Acceptance of the Company's LES and Cragg Thrombolytic Brush will require the Company to satisfactorily address the needs of potential customers. The target customers for the Company's products are interventional radiologists and interventional neuroradiologists. However, there can be no assurance that acceptance of the Company's products by interventional radiologists and interventional neuroradiologists will translate into sales.
In addition, no assurance can be given that the Company's market share for its existing products will grow or that its products which have yet to be introduced will be accepted in the market. If the Company is unable to gain market acceptance of its current and future products, the Company's business, operating results and financial condition would be materially adversely affected. See "Business--Products," "--Sales and Marketing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Rapid Technological Change; New Product Development. The markets for the Company's products are characterized by rapidly changing technologies and new product introductions and enhancements. In addition to the risks associated with market acceptance of the Company's products, the Company's success will depend to a significant extent upon its ability to enhance and expand the utility of its products and to develop and introduce innovative new products that gain market acceptance. Moreover, the Company may encounter technical problems in connection with its product development that could delay introduction of new products or product enhancements. There can be no assurance that new technologies, products or drug therapies developed by others will not reduce the demand for the Company's products. The Company maintains research and development programs to continually improve its product offerings, including adding interventional devices. There can be no assurance however that such efforts will be successful or that other companies will not develop and commercialize products based on new technologies that are superior in either performance or cost-effectiveness to the Company's products. See "Business--Research and Development," "--Background" and "--Sales and Marketing."

         Intense Competition. The medical technology industry is characterized by intense competition. The Company's products will compete with other medical devices, surgical procedures and pharmaceutical products. A number of the companies in the medical technology industry, including manufacturers of neuro vascular and peripheral vascular products, have substantially greater capital resources, larger customer bases, broader product lines, greater marketing and management resources, larger research and development staffs and larger facilities than the Company. Such entities have developed, or may develop, additional products competitive with the Company's products. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more readily accepted than those developed or marketed by the Company or that such competing products would not render the Company's technology and products obsolete or noncompetitive. Although the Company believes that its products may offer certain advantages over its competitors' currently-marketed products, earlier entrants in the market often obtain and maintain significant market share relative to later entrants. While the Company has designed its products to be cost effective and more efficient than competing technologies, there can be no assurance that competitors will not provide better methods or products at comparable or lower costs. The Company may experience competitive pricing pressures that may adversely affect unit prices and sales levels and, consequently, materially adversely affect the Company's business, operating results and financial condition.

         The Company also competes with other manufacturers of medical devices for clinical sites to conduct human trials. The Company's ability to locate such clinical sites on a timely basis could have a material adverse effect on the Company's ability to conduct trials of its products which may be necessary to obtain required FDA clearance or approval of such products. Such delays could have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Competition."

         Limited Operating History; Absence of Profitability. The Company was incorporated in 1993. To date, the Company's business has generated limited product sales. From its inception through December 31, 1996, the Company incurred cumulative losses of approximately $9.8 million. The Company expects to incur additional losses as it expands its research and development, manufacturing and marketing efforts. No assurance can be given that the Company will achieve significant sales of its products or that such sales will lead to profitability. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to the introduction of its current and future products, or the Company's research and development, manufacturing and marketing efforts. Such delays or expenses could have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Products" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Possible Need for Additional Funds; Uncertainty of Additional Financing. The Company's operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures to increase. The Company believes that its existing capital resources and anticipated cash flow from planned operations, together with the net proceeds of its initial public offering and the interest earned thereon, should be adequate to satisfy its capital requirements through 1997. There can be no assurance, however, that the Company will not need additional capital before such time. The Company's need for additional financing will depend upon numerous factors, including the extent and duration of the Company's future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, and market and regulatory developments. The Company currently has no committed external sources of funds. To the extent that existing resources are insufficient to fund the Company's activities, the Company may seek to raise additional funds through public or private financing. There can be no assurance that additional financing will be available or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then-existing stockholders may result. If adequate funds are not available, the Company's business, operating results and financial condition may be materially adversely affected. See "Use of Proceeds," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Business."

         Dependence on Patents and Proprietary Technology. The success of the Company will depend, in part, on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of others. The patent position of a medical device company may involve complex legal and factual issues. As of December 31, 1996, the Company held ten issued U.S. patents, one issued foreign patent and has eighteen U.S. and eight foreign patent applications pending. The Company's issued U.S. patents cover technology underlying the Cragg MicroValve, infusion wire, Cragg Thrombolytic Brush, Liquid Embolic System and carotid and intra-cerebral stent products. The expiration dates of these patents range from February 2009 to December 2015. The pending claims cover various aspects of its infusion catheter, infusion wire, Thrombolytic Brush, micro catheter, Liquid Embolic System, carotid and intra-cerebral stent technologies and non-vascular liquid embolic products. Each product area the Company is pursuing is covered by at least one issued and pending patent. One of the patents used by the Company is currently licensed by the Company from Andrew Cragg, M.D. There can be no assurance that issued patents will provide significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. There also can be no assurance that patents belonging to competitors will not require the Company to alter its technology and products, pay licensing fees or cease to market or develop its current or future technology and products. The Company also relies on trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire equivalent technology or that the Company can maintain such technology as trade secrets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. The failure of the Company to protect its intellectual property rights could have a material adverse effect on its business, operating results and financial condition. See "Business--Patents and Proprietary Rights."

         The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. There can be no assurance that infringement, invalidity, right to use or ownership claims by third parties will not be asserted against the Company in the future. Although patent and intellectual property disputes in the medical device industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, should the Company decide to litigate such claims, such litigation could be expensive and time consuming, could divert management's attention from other matters and could have a material adverse effect on the Company's business, operating results and financial condition, regardless of the outcome of the litigation.

         Limited Marketing Experience; Lack of Distribution. The Company's sales force consists of nine people in the United States and one person in Europe all of whom have been with the Company for a limited time. The Company believes it will have to increase the number of sales personnel to fully cover its target markets. Recently, there has been an increase in competition for sales personnel experienced in interventional medical device sales and, as a result, the Company has experienced significant turnover in its sales force. There can be no assurance that the Company will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. The Company intends to market and sell its products outside the United States principally through distributors and believes that it will need to significantly expand its distributor network or develop its own sales force. The Company's ability to market its products in certain areas may depend on strategic alliances with marketing partners. There can be no assurance that the Company will be able to enter into distribution agreements on acceptable terms or at all, that such agreements will be successful in developing the Company's marketing capabilities or that the Company will be able to successfully develop a direct sales force. Such failure could have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Sales and Marketing."

         Limited Manufacturing Experience. The Company's experience in manufacturing its products is limited. The Company anticipates that it will be necessary to expand its manufacturing capacity in connection with the continued commercialization of its products. Such commercialization may require the additional commitment of capital resources for facilities, tooling and equipment and for leasehold improvements. The Company expects that the expansion of its manufacturing capacity within the next eighteen months will be achieved from improved efficiencies, automation and the acquisition of additional tooling and equipment. The Company does not expect to require any expansion of its manufacturing facilities during the next eighteen months. Any delay or inability in expanding its manufacturing capacity or in obtaining the commitment of such resources could materially adversely affect the Company's manufacturing ability, business, operating results and financial condition.
See "Business--Sales and Marketing" and "--Manufacturing."

         Government Regulation. The development, testing, manufacturing and marketing of MTI's products in the United States are regulated by the U.S. Food and Drug Administration ("FDA") as well as various state agencies. The FDA requires governmental clearance of such products before they are marketed. The process of obtaining FDA and other required regulatory clearances is lengthy, expensive and uncertain. Moreover, regulatory clearance, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, suspensions of approvals, product seizures, injunctions, recalls of products, operating restrictions and criminal prosecutions. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory approvals or requirements would have a material adverse effect on the Company's business, financial condition and results of operations. The offer and sale of the Company's current products required the submission of information to the FDA in the form of a 510(k) pre-market notification to substantiate label claims and to demonstrate "substantial equivalence" to a legally marketed Class I or II medical device or a Class III medical device for which the FDA has not called for premarket approvals ("PMAs"). Although the Company has received FDA clearance for many of these products, there can be no assurance that the Company will be able to obtain the necessary regulatory clearance for the manufacture and marketing of enhancements to its existing products or future products either in the United States or in foreign markets on a timely basis or at all. The Company has made modifications which affect 17 of its products covered under three 510(k) clearances, which modifications, the Company believes, do not affect the safety or efficacy of the products and thus, under FDA guidelines, do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or would not require the Company to submit a new 510(k) notice for any of the changes made to a device. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA. Utilization of the Company's LES and its Cragg Thrombolytic Brush may require submission of a PMA application to the FDA, which generally involves a substantially longer and less certain review process than that of a 510(k) pre-market notification. In either event, such approvals or clearances may require human clinical testing prior to any action on such products by the FDA. Based on the information presented by the Company regarding the material composition of the LES, the Company believes the LES would be regulated as a device. There can be no assurance, however, that upon more detailed review of the LES, the FDA will not at a later date determine that the LES should be regulated as a drug. Such a change could significantly delay the commercial availability of the LES and have a material adverse effect on the Company's business, operating results and financial condition. Delays in receipt of, or failure to receive, regulatory approvals or clearances to market such products, or loss of previously received approvals or clearances, would materially adversely affect the marketing of such products and the Company's business, operating results and financial condition.

         In the European Union, the Company will be required to obtain the certifications necessary to affix the CE Mark to its products by mid-1998 in order to continue sales in member countries of the European Union. Although the CE Mark requirement for medical devices does not become effective until June 1998, the Company's experience to date in European Union countries is that the CE Mark is already necessary to achieve meaningful sales. The Company intends to acquire the certifications necessary to affix the CE Mark to its products; however, there can be no assurance that the Company will be able to obtain such certifications in a timely manner, if at all. In addition, federal, state, local and international government regulations regarding the manufacture and sale of health care products and diagnostic devices are subject to future change and additional regulations may be adopted which may materially adversely affect the Company's business, operating results and financial condition.

         Commercial distribution and clinical trials in most foreign countries also are subject to varying government regulations which may delay or restrict marketing of the Company's products. Any inability or delay in obtaining approvals would materially adversely affect the Company's business, operating results and financial condition.

         Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed Good Manufacturing Practices requirements, which include testing, control and documentation requirements. The Company's manufacturing processes also are subject to stringent federal, state and local regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. Although the Company believes that it has complied in all material respects with such laws and regulations, the Company is subject to periodic inspection to ensure its compliance with such laws and regulations. There can be no assurance that the Company will not be required to incur significant costs in the future in complying with manufacturing and environmental regulations, or that the Company will not be required to cease operations in the event of its continued failure to effect compliance. See "Business--Government Regulation."

         Risk of Product Liability Claims. The nature of the Company's business exposes it to risk from product liability claims. The risk of such claims has increased in light of a U.S. Supreme Court decision in 1996 concluding that the FDA regulatory framework does not necessarily preempt personal injury actions against medical device manufacturers. The Company currently maintains product liability insurance for its products, with limits of $2 million per occurrence and an annual aggregate maximum of $2 million. However, such coverage is becoming increasingly expensive and there can be no assurance that the Company's insurance will be adequate to cover future product liability claims, or that the Company will be successful in maintaining adequate product liability insurance at acceptable rates. Any losses that the Company may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of the Company's products, may divert management's attention from other matters and may have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Product Liability and Insurance."

         Dependence on Single Source Suppliers; Independent Contract Manufacturers. The Company purchases certain components used in its products and receives certain services with respect to its products from third parties. The Company's dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules. Any delays in delivery of such components or provision of such services or shortages of such components could cause delays in the shipment of the Company's products, which could cause the Company's business, operating results and financial condition to be adversely affected. The Company's single-source components are generally acquired pursuant to purchase orders placed in the ordinary course of business, and the Company has no guaranteed supply arrangements with any of its single-source suppliers. Because of the Company's reliance on these vendors, the Company may also be subject to increases in component costs which could have a material adverse effect on its business, operating results and financial condition. There can be no assurance that the Company will not experience quality control problems, supply shortages or price increases with respect to one or more of these components in the future. The establishment of additional or replacement suppliers for certain of these components may delay accessibility of such components as the Company qualifies such suppliers. Any quality control problems, interruptions in supply or component price increases with respect to one or more components could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company relies on independent contract manufacturers for the manufacture and assembly of certain of its products and components. Reliance on independent contract manufacturers involves several risks, including the potential inadequacy of capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over product quality, delivery schedules, manufacturing yields and costs. Such manufacturers have possession of and at times title to molds for certain manufactured components of the Company's products. Shortages of raw materials, production capacity constraints or delays by the Company's contract manufacturers could negatively affect the Company's ability to meet its production obligations and result in increased prices for affected parts. Any such reduction, constraint or delay may result in delays in shipments of the Company's products or increases in the prices of components, either of which could have a material adverse effect on the Company's business, operating results and financial condition. The Company has no supply agreements with its current contract manufacturers and utilizes purchase orders which are subject to supplier acceptance. The unanticipated loss of any of the Company's contract manufacturers could cause delays in the Company's ability to deliver product while the Company identifies and qualifies a replacement manufacturer. There can be no assurance that current or future independent contract manufacturers will be able to meet the Company's requirements for manufactured products.
Such an event would have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Manufacturing."

         Dependence Upon Key Personnel. The Company is dependent to a significant extent upon the contributions, experience and expertise of its founders, certain members of its management team and key consultants. The Company maintains a key-man life insurance policy in the amount of $1 million on the life of George Wallace, the Company's President and Chief Executive Officer, however, there can be no assurance that the Company's insurance is adequate. In addition, the Company's success will depend upon its ability to attract and retain additional highly qualified management, sales, technical, clinical and consulting personnel, particularly as the Company increases its manufacturing capability. The loss of the services of any of such key personnel or the inability to attract and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations. See "Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) Of the Exchange Act."

         Third-Party Reimbursement. In the United States, health care providers such as hospitals and physicians that purchase medical devices generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic procedures. With the implementation of Medicare's Prospective Payment System for hospital inpatient care (Diagnosis Related Groups or "DRGs") in the 1980s, public and private payors began to reimburse providers on a fixed payment schedule for patients depending on the nature and severity of the illness. Many tests and procedures that would have been performed under cost-plus reimbursement formulas are subject to scrutiny and must be justified in terms of their impact on patient outcomes. As a result, the incentives are now to conduct only those tests that will optimize cost-effective care.

         The Company could be materially adversely affected by changes in reimbursement policies of governmental (both domestic and international) or private healthcare payors to the extent any such changes affect reimbursement for therapeutic or diagnostic procedures in which the Company's products are used. Adverse changes in governmental and private third party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, operating results and financial condition. See "Business-- Third-Party Reimbursement."

         Risks Associated with International Sales. To date, the Company has derived very little revenue from international sales. The Company believes that its future performance will be dependent in part upon its ability to increase international sales. Although the perceived demand for certain products may be lower outside the United States, the Company intends to continue to expand its international operations and to enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to successfully expand its international sales. The Company's success in international markets will depend on its ability to establish and maintain agreements with suitable distributors, or establish a direct sales presence.

         Furthermore, international sales in general are subject to inherent risks, including unexpected changes in regulatory requirements, fluctuating exchange rates, difficulties in staffing and managing foreign sales and support operations, additional working capital requirements, customs, duties, tariff regulations, export license requirements, political and economic instability, potentially limited intellectual property protection and difficulties with distributors. In addition, sales and distribution of the Company's products outside the United States are subject to extensive foreign government regulation. The Company has in the past avoided losses due to fluctuating exchange rates associated with international sales by selling its products in U.S. dollars; however, the Company expects to sell products in selected markets in local currency and thus be subject to currency exchange risks in association with such sales. There can be no assurance that any of these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results and financial condition. See "Business-- Government Regulation--International" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Large-scale market acceptance of the Company's products will depend on the availability and level of reimbursement in international markets targeted by the Company. Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Obtaining reimbursement approvals in each country can require 12-18 months or longer.

         Anti-Takeover Provisions. The Company's Certificate of Incorporation provides for 5,000,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any further vote or action by the stockholders. In addition, the Company's stock option plans provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. Further, Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders, and therefore could materially adversely affect the price of the Company's Common Stock.

         Possible Volatility of Stock Price. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may materially adversely affect the market price of the Company's Common Stock. In addition, the market price of the shares of Common Stock is likely to be highly volatile. Factors such as fluctuations in the Company's results of operations, failure of such results of operations to meet the expectations of public market analysts and investors, timing and announcements of technological innovations or new products by the Company or its competitors, FDA and foreign regulatory actions, developments with respect to patents and proprietary rights, timing and announcements of developments, including clinical trials related to the Company's products, public concern as to the safety of technology and products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, the medical device industry generally and general market conditions may have a material adverse effect on the market price of the Common Stock. In addition, it is likely that during a future quarterly period, the Company's results of operations will fail to meet the expectations of stock market analysts and investors and, in such event, the Company's stock price could be materially and adversely effected.

ITEM 2.  PROPERTIES

         The Company occupies approximately 19,000 square feet in a multi-user complex in San Clemente, California. The facility is subject to a lease which expires in May 1997, with two one-year renewal options. The current monthly rent is approximately $13,300. The Company believes that this space is adequate for its immediate needs, and that it will be able to renew its lease or obtain additional space if necessary.

ITEM 3:  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 1996, the following matters were submitted to a vote of the Company's security holders:

         1. Prior to the consummation of the Company's initial public offering of Common Stock, on December 30, 1996, the Company solicited the written consent of the holders of its Common Stock, Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock to amend the Company's Certificate of Incorporation upon the consummation of the Company's initial public offering to (i) increase the authorized number of shares of Common Stock from 10,000,000 to 20,000,000, (ii) decrease the authorized number of shares of Preferred Stock from 5,635,992 to 5,000,000,
(iii) provide that the 5,000,000 authorized shares of Preferred Stock shall be issued in one or more series with rights, preferences and privileges to be determined by the Board of Directors and (iv) effect a .65-for-1 reverse stock split of the Company's Common Stock.

         The proposed amendment to the Company's Certificate of Incorporation was approved, and the votes cast for such amendment were as follows: (i) 813,042 shares of Common Stock, (ii) 541,666 shares of Series A-1 Preferred Stock, (iii) 578,500 shares of Series A-2 Preferred Stock, (iv) 1,181,818 shares of Series B Preferred Stock, and (v) 1,229,397 shares of Series C Preferred Stock. The number of shares which were not voted on this matter were as follows: (i) 79,408 shares of Common Stock, (ii) 6,500 shares of Series
A-2 Preferred Stock, (iii) 47,273 shares of Series B Preferred Stock and (iv) 27,508 shares of Series C Preferred Stock. There were no votes cast against this matter.

         2. Prior to the consummation of the Company's initial public offering of Common Stock, on December 30, 1996, the Company solicited the written consent of the holders of its Common Stock, Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock to elect directors of the Company to serve until the next annual meeting of the Company's stockholders, or until the directors' successors have been elected and duly qualified. George Wallace, H. DuBose Montgomery, Dick Allen and Wende Hutton were each elected to serve as directors of the Company and the votes cast for their election were as follows: (i) 813,042 shares of Common Stock, (ii) 541,666 shares of Series A-1 Preferred Stock, (iii) 578,500 shares of Series A-2 Preferred Stock, (iv) 1,181,818 shares of Series B Preferred Stock, and (v) 1,229,397 shares of Series C Preferred Stock. The number of shares which were not voted on the election of the Company's directors were as follows: (i) 79,408 shares of Common Stock, (ii) 6,500 shares of Series A-2 Preferred Stock, (iii) 47,273 shares of Series B Preferred Stock and (iv) 27,508 shares of Series C Preferred Stock. There were no votes cast against the election of any of the nominees.

         3. Prior to the consummation of the Company's initial public offering of Common Stock, on December 30, 1996, the Company solicited the written consent of the holders of its Common Stock, Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock to amend the terms of the Company's Amended and Restated Investors' Rights Agreement dated February 9, 1995, as amended on May 17, 1996 and June 27, 1996 (the "Investors' Rights Agreement") to provide that the right of first offer in Section 2.10 of the Investors' Rights Agreement shall not be applicable to certain enumerated issuances of securities.

         The proposed amendment to the Investors' Rights Agreement was approved, and the votes cast for such amendment were as follows: (i) 813,042 shares of Common Stock, (ii) 541,666 shares of Series A-1 Preferred Stock,
(iii) 578,500 shares of Series A-2 Preferred Stock, (iv) 1,181,818 shares of Series B Preferred Stock, and (v) 1,229,397 shares of Series C Preferred Stock. The number of shares which were not voted on this matter were as follows: (i) 79,408 shares of Common Stock, (ii) 6,500 shares of Series A-2 Preferred
Stock, (iii) 47,273 shares of Series B Preferred Stock and (iv) 27,508 shares of Series C Preferred Stock. There were no votes cast against this matter.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since February 18, 1997, the Company's Common Stock has traded on the Nasdaq National Market. The Company's Common Stock was not traded on the Nasdaq National Market, or any other exchange, during the year ended December 31, 1996.

         As of December 31, 1996, there were 49 stockholders of record of the Company's Common Stock and Preferred Stock, the Preferred Stock was subsequently all converted to Common Stock. The Company has not paid any dividends on its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of the Company's business.

RECENT SALES OF UNREGISTERED SECURITIES.

         The following is a summary of transactions by the Company during the year ended December 31, 1996 involving sales of the Company's securities that were not registered under the Securities Act of 1993 (the "Securities Act"):

                 (1) From time to time during the year ended December 31, 1996, the Registrant issued incentive stock options and nonqualified stock options to purchase Common Stock pursuant to the Registrant's Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan--1993 (the "1993 Plan") and 1996 Stock Incentive Plan (the "1996 Plan") to officers, directors, employees and consultants of the Registrant. During the year ended December 31, 1996, options to purchase 225,223 shares of Common Stock were granted pursuant to the 1993 Plan and options to purchase 107,900 shares of Common Stock were granted pursuant to the 1996 Plan. During the year ended December 31, 1996, options to purchase 10,238 shares of Common Stock granted pursuant to the 1993 Plan were exercised for an aggregate exercise price of $4,725, and no options were exercised pursuant to the 1996 Plan. Exemption from the registration provisions of the Securities Act is claimed, with respect to the grant of options referred to above, on the basis that the grant of options did not involve a "sale" of securities and, therefore, registration thereof was not required and, with respect to the exercise of options referred to above, on the basis that such transactions met the requirements of Rule 701 as promulgated under Section 3(b) of the Securities Act.

                 (2) In May and June 1996, the Registrant issued 1,256,906 shares of Series C Preferred Stock at a price of $6.46 per share to Menlo Ventures and a related partnership, two related Mayfield partnerships, and twelve other purchasers.

         Except as set forth in item (1) above, exemption from the registration requirements of the Securities Act for the transactions described above was claimed under Section 4(2) of the Securities Act, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide. No underwriting or broker's commissions were paid in connection with the foregoing transactions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Business - Certain Factors That May Affect the Company's Business and Future Results."

GENERAL

         Since its inception in June 1993, MTI has been primarily engaged in the design, development and marketing of minimally invasive devices for treatment of vascular disease. The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue as the Company expends substantial resources to fund research and development, clinical trials, and regulatory approvals and increased marketing and sales activities.

         The Company commenced U.S. commercial shipments of its first thrombolytic infusion catheters in November 1994, but did not generate significant revenues until it established a direct domestic sales force in the second half of 1995. The Company currently sells its products in international markets through a limited number of distributors. During September 1996 four of the Company's seven sales representatives left the Company to join three other companies. In the fourth quarter the Company hired four new sales representatives to replace those who left plus one representative to cover an additional territory. The temporary reduction of the sales force had the effect of reducing the rate of growth of sales during the fourth quarter. The Company plans to increase its direct sales force in the United States and has hired a Director of International Operations in France to establish a sales presence outside North America. Increases in the Company's direct sales force will require significant expenditures and additional management resources.

         To date virtually all the Company's revenues have been derived from sales of its initial infusion catheters and related accessories. The Company expects sales of these and similar products to provide the majority of the Company's revenues at least through 1997. Clinical trials of the Cragg Thrombolytic Brush are currently underway and market introduction is expected in 1997. However, there can be no assurance that FDA approval will be obtained or, if obtained, that the Company will be successful in generating sales of this or other future products. In addition, the Company expects to generate only minimal revenues in the European Community nations until it obtains CE Mark notification for its products.

         The Company's thrombolytic infusion catheters and sidehole infusion wire are currently manufactured by the Company at its facility in San Clemente, California. An end hole infusion wire and certain accessories are manufactured by contract manufacturers. During 1996 Company expanded its manufacturing facilities in order to provide sufficient capacity for future products, and to better control product costs and quality. Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the rate at which the Company establishes its international sales and distribution network, the progress of clinical trials, and the introduction of competitive products for diagnosis and treatment of neuro and peripheral vascular disease. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced sales growth in recent periods, there can be no assurance that, in the future, the Company will sustain sales growth or gain profitability on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts in the future.

   The Company currently manufactures product for stock and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a material backlog in the future.

RESULTS OF OPERATIONS

Comparison of Fiscal Years Ended December 31, 1995 and December 31, 1996

         Net sales for the year ended December 31, 1996 increased to $1.4 million from $292,000 for the year ended December 31, 1995. The increase is the result of the growth in sales of its infusion products. Substantially all of this growth occurred in the U.S. market due to the establishment of a domestic sales force in the third quarter of 1995. International sales represented 4% of total sales for the year ended December 31, 1996 and 12% in the year ended December 31, 1995.

         Cost of sales increased to $1.6 million for the year ended December 31, 1996 from $316,000 for the year ended December 31, 1995. The increase was attributable to the increase in sales as well as non-recurring production costs and inefficiencies associated with the rapid increase and expansion of production operations, and the expansion of the Company's manufacturing facilities in conjunction with its move to a new facility in November 1995 and subsequent expansion thereof in July 1996. The Company continues to incur high manufacturing overhead costs relative to sales and does not expect to achieve positive gross margins until 1997.

         Research and development expenses, which include regulatory and clinical expenses, increased to $2.4 million for the year ended December 31, 1996 from $1.5 million for the year ended December 31, 1995. The increase is primarily attributable to increases in the number of employees and increased expenditures related to development of the Liquid Embolic System ("LES") and the Cragg Thrombolytic Brush. The Company expects to significantly increase research and development costs in 1997, particularly for human clinical trials of the LES and completion of development of the Cragg Thrombolytic Brush.

         Selling, general and administrative expenses increased to $3.1 million for the year ended December 31, 1996 from $1.5 million for the year ended December 31, 1995. This increase was primarily attributable to the result of the establishment of a direct sales force in the United States, development of marketing programs and materials in support of new product introductions, addition of administrative personnel, facility expansion costs and the amortization of non-cash deferred compensation charges associated with stock option grants to employees.

         Net interest and other income and expense decreased to $172,000 for the year ended December 31, 1996 from $202,000 for the year ended December 31, 1995. This difference was attributable to higher average cash balances in 1995.

         As a result of the items discussed above, the Company had a net loss of $5.6 million for the year ended December 31, 1996 compared to $2.8 million for the year ended December 31, 1995.

Comparison of Fiscal Years Ended December 31, 1995 and December 31, 1994

         Net sales for the year ended December 31, 1995 increased to $292,000 from $26,000 for the year ended December 31, 1994. The increase is the result of the U.S. market launch of the Cragg-McNamara valved tip infusion catheters. Substantially all of the growth occurred in the U.S. market due to the establishment of a domestic sales force in the second half of 1995. International sales represented 12% of total sales for the year ended December 31, 1995, versus 71% of total sales for the year ended December 31, 1994.

         Cost of sales for the year ended December 31, 1995 increased to $316,000 from $27,000 for the year ended December 31, 1994. The increase was attributable to the increase in sales as well as non-recurring production costs and inefficiencies associated with the transition from contracting manufacturing to in-house production operations, and the expansion of the Company's manufacturing facilities in conjunction with its move to a new facility in November 1995.

         Research and development expenses, which include regulatory and clinical expenses, for the year ended December 31, 1995 increased to $1.5 million from $769,000 for the year ended December 31, 1994. The increase is primarily attributable to increases in the number of employees and increased expenditures related to development of the LES and the Cragg Thrombolytic Brush.

      Selling, general and administrative expenses increased for the year ended December 31, 1995 to $1.5 million from $547,000 for the year ended December 31, 1994. This increase was primarily attributable to the establishment of a direct sales force in the United States, the addition of administrative personnel and the development of marketing programs and materials in support of new product introductions.

      Net interest and other income for the year ended December 31, 1995 increased to $202,000 from $17,000 for the year ended December 31, 1994. This difference was attributable to higher average cash balances in 1995 due to the $5.2 million private placement of equity in February 1995.

         As a result of the items discussed above, the Company had a net loss of $2.8 million for the year ended December 31, 1995 compared to $1.3 million for the year ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $9.8 million at December 31, 1996. The Company has funded its operations from incorporation through December 1996 primarily through the private placement of equity securities, as well as through interest income and equipment financing. Through December 31, 1996, the Company had raised approximately $15.2 million from the private placement of equity securities. In February 1997 the Company completed an initial public offering of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million.

         As of December 31, 1996, the Company had cash, cash equivalents and short term investments of $4.2 million compared to $2.4 million at December 31, 1995. The increase was primarily the result of cash provided from the private placement of $8.2 million of equity securities in May and June 1996 reduced by cash used in the Company's operations, purchases of capital assets not financed through the asset lease line and expenditures relating to the Company's initial public offering of Common Stock, completed in February 1997.

         Cash used in the Company's operations increased to $5.6 million for the year ended December 31, 1996 from $2.8 million for the year ended December 31, 1995. This increase relates to costs associated with increased levels of research and development activities, clinical trials, initial marketing of new products in the United States, establishment of initial direct marketing activities in Europe and additional general and administrative expenses required to support increased operations. The Company's capital expenditures during the year ended December 31, 1996 were $578,000 which included equipment purchased under a lease-line of credit entered into in 1996. The agreement under the lease-line of credit provides financing on qualified equipment purchases through June 15, 1997 up to a maximum of $900,000 at an implicit rate of 14.23% for a 48 month term. Cash provided under the capital financing agreement was $263,000 in 1996. The Company plans to finance its capital and operational needs principally from its existing capital resources at December 31, 1996, the net proceeds of the initial public offering completed in February 1997, including interest thereon, and, to the extent available, from bank and lease financing.

         The Company believes current resources and the proceeds from the Initial Public Offering, including interest will be sufficient to fund its operations through 1997. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements will also depend upon the demands created by the operational and development programs including requirements for domestic and international sales and marketing growth. The Company does not have any commitments for any future expansion of its manufacturing facilities nor is additional capacity anticipated for 1997. However, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on acceptable terms, which would have a material adverse effect of the Company's business, financial condition and results of operations.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of the Company required by this Item begin on Page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In September 1995, the Board of Directors appointed Coopers & Lybrand L.L.P. as the Company's auditors, replacing Ernst & Young LLP, who were dismissed.

         There were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure or any reportable event. Ernst & Young LLP's reports on the financial statements for the fiscal years ending March 31, 1994 and 1995, respectively, contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

         The following table sets forth certain information concerning the executive officers, directors and key employees of the Company as of December 31, 1996:

NAME                                          AGE                            POSITION
----                                          ---                            --------
George Wallace                                38             Chief Executive Officer, President, Director
Thomas Berryman                               41             Chief Financial Officer
George (Robert) Greene, Jr.                   43             Vice President--Research & Development
William M. McLain                             46             Vice President--Operations
Glenn Latham                                  42             Vice President--Sales
John L. Gehrich, Ph.D.                        60             Vice President--Regulatory & Clinical Affairs
Karen L. Davis                                37             Director of Marketing
Martine Forissier                             47             Director of International Operations
Helene Spencer                                49             Director of Quality and Compliance
H. DuBose Montgomery(2)                       47             Chairman of the Board, Director
Dick Allen(1)(2)                              52             Director
Wende Hutton(1)(2)                            37             Director

(1)      Member of Audit Committee

(2)      Member of Compensation Committee

         Mr. Wallace is a founder of the Company and has served as President and Chief Executive Officer since the Company's formation in June 1993. From 1989 to 1993, Mr. Wallace was with Applied Medical Resources (AMR) holding a number of positions, the last of which was the General Manager of its Applied Vascular and Applied Urology Divisions. AMR is a manufacturer of specialty surgical products used in general, vascular and urologic surgery. From 1986 to 1989, Mr. Wallace was Vice President of Marketing and Sales for Vaser, Inc., a laser angioplasty company with peripheral and coronary laser angioplasty systems. From 1980 to 1986, Mr. Wallace held various positions in sales, sales management, marketing and marketing management at Edwards Laboratories, a division of American Hospital Supply and later Baxter International. Mr. Wallace holds a B.S. in Marketing from Arizona State University.

         Mr. Berryman initially served as a consultant to the Company beginning in December 1993, and joined the Company as Chief Financial Officer on a full time basis in January 1995. During 1994, Mr. Berryman served as Chief Financial Officer of Oncotech, Inc., a biotechnology company focused on the oncology market. From June 1988 to December 1993, Mr. Berryman was Chief Financial Officer of Advanced Surgical Intervention, Inc., a medical device company focused on the urology market. From March 1985 through June 1988, Mr. Berryman was Chief Financial Officer of VLI

Corporation, a publicly held manufacturer of women's healthcare products. Mr. Berryman holds an M.B.A. from the University of California, Irvine and a B.S. in Accounting from California State Polytechnic University, Pomona. Mr. Berryman is a licensed CPA in the State of California.

         Mr. Greene joined the Company in October 1995 as Vice President--Operations and became Vice President--Research & Development in September 1996. From January 1994 to September 1995, he served as Vice President of Operations of Vesica Medical, Inc., a medical device company focused on developing and manufacturing products for urological applications, with responsibilities including research, development and manufacturing. From May 1987 to September 1993, Mr. Greene served as Vice President of Manufacturing at Advanced Surgical Intervention, Inc., a medical device company focused on the urology market. From May 1979 to May 1987, Mr. Greene served as Senior Manufacturing Engineer for Shiley, Inc., a division of Pfizer, Inc. and manufacturer of artificial heart valves. Mr. Greene holds a B.S. in Industrial Technology from California State University, Long Beach.

         Mr. McLain joined the Company in September 1996 as Vice President--Operations. From January 1990 until joining the Company, Mr. McLain held several positions at Applied Medical Resources, including Vice President of Operations from January 1994 until January 1995, Director of Materials and Planning, Director of Product Development for Laparoscopy and Director of Process Development from January 1990 until January 1994. From 1976 to 1990, Mr. McLain held various engineering and management positions with C.R. Bard, American Hospital Supply, and Allergan, Inc. Mr. McLain holds an M.B.A. from Pepperdine University and a B.S. in Physics from the University of Colorado.

         Mr. Latham joined the Company in May 1995 as National Sales Manager and became Vice President--Sales in January 1996. From 1981 to 1995, Mr. Latham held various sales and marketing positions with Cordis, Inc., a medical device manufacturer, serving most recently as Sales Manager for its Cordis Endovascular Systems subsidiary, specializing in the development and marketing of interventional radiology and neuroradiology devices. From 1978 to 1981, Mr. Latham held positions in market research and sales administration with Althin Medical (formerly Cordis Dow Corporation), a manufacturer of hemodialysis disposable products. Mr. Latham holds a B.S. in Chemistry and an M.B.A. in Marketing from the University of Florida.

         Mr. Gehrich joined the Company in December 1996 as Vice President--Regulatory & Clinical Affairs. From 1981 to 1996, Mr. Gehrich was with Cardiovascular Devices, Inc. (CDI), a division of 3M Healthcare, holding a number of positions, the last of which was Vice President, R&D and Scientific and Regulatory Affairs. CDI, which Mr. Gehrich co-founded, is a manufacturer of products for real time measurement of blood gases. From 1978 to 1981, Mr. Gehrich was Manager, Product Evaluation and Planning for the Edwards Laboratories division of American Hospital Supply, a manufacturer of cardiovascular catheters and artificial heart valves. Mr. Gehrich holds a Ph.D. in Electrical/Biomedical Engineering from the University of Southern California (USC), an MSEE from USC, and BSEE from the University of Dayton.

         Ms. Davis joined the Company in April 1995 as Marketing Manager and became Director of Marketing in July 1995. From 1992 to 1994, Ms. Davis was Product Director for Applied Medical Resources. From 1989 to 1992, Ms. Davis was a Vice President in Corporate Finance for Needham & Company, Inc., an investment banking firm based in New York City. From 1984 to 1988, Ms. Davis was an Associate in Corporate Finance for Merrill Lynch Capital Markets. Ms. Davis holds an M.B.A. from Stanford University and a B.A. in Mathematics from The Colorado College, Colorado Springs.

         Ms. Forissier joined the Company in August 1996, as a Director of International Operations. From 1993 to 1996, Ms. Forissier served as International Clinical Manager with Cyberonics, Inc., a manufacturer of a vagus nerve stimulation devices for epilepsy patients. From 1990 to 1993, she was Manager of Trade Marketing and Sales for Magneti Marelli Distribution, a division of Group FIAT. From 1986 to 1990, Ms. Forissier was Area Sales Manager with Valeo, a major supplier to Renault. From 1975 to 1986, she held various positions in marketing management with Renault. Ms. Forissier holds a D.U. in International Management from the University of Paris--Val de Marne.

         Ms. Spencer joined the Company in January 1996, as the Director of Quality and Compliance. From 1993 to 1995, Ms. Spencer was the Director of Regulatory Affairs and Quality Assurance for Vesica Medical, Inc., a medical device company focused on developing and manufacturing products for urological applications, which was acquired by Boston Scientific, Inc. From 1992 to 1993, she held the same position at Pilot Cardiovascular Systems, Inc., a manufacturer of angioplasty guidewires, which was acquired by C.R. Bard.
Prior to 1992, Ms. Spencer directed quality assurance and regulatory functions of start-up companies, including Directed Energy, Inc. and Orange Medical Instruments, Inc. Ms. Spencer holds a B.S. in Chemistry from the University of California at Santa Barbara.

         Mr. Montgomery has served as Chairman of the Board of the Company since December 1993. Since 1976, Mr. Montgomery has been a general partner of Menlo Ventures, a venture capital firm in Menlo Park, California. Mr. Montgomery is a director of EndoVascular Technologies, Inc. and Infoseek Corporation, as well as several private companies. Mr. Montgomery holds a B.S. in Electrical Engineering and Management Science and an M.S. in Electrical Engineering from M.I.T. and an M.B.A. from the Harvard University Graduate School of Business.

         Mr. Allen has been a director of the Company since June 1994. He is the President of DIMA Ventures, Inc., a private investment firm providing seed capital and board-level support for start-up companies in the healthcare field which he founded in 1987. He was a founder of Caremark, Inc., a home infusion therapy company, and served as a Vice President from its inception in 1979 until 1986. From 1968 to 1978, Mr. Allen held various management positions with Baxter International. Mr. Allen also served as a Lecturer in Management at the Stanford University Graduate School of Business from 1989 to 1992. He was a founder and Director of Pyxis Corporation (recently acquired by Cardinal Health Inc.) and a member of the boards of Hoag Memorial Hospital Presbyterian and several private companies. Mr. Allen holds a B.S. from Yale University and an M.B.A. from Stanford University Graduate School of Business.

         Ms. Hutton has been a director of the Company since February 1995. From July 1993 until March 1995, Ms. Hutton was a venture partner, and since March 1995 has been a general partner of Mayfield Fund VIII, a venture capital firm, in Menlo Park, California. Since August 1993, Ms. Hutton has served as a director of Heartstream where she served as Vice President of Marketing from February 1993 until November 1993. From March 1991 to January 1993 she was General Manager of the Transgenic Laboratory products division of GenPharm International, Inc., a biotechnology company. From August 1986 to March 1991, Ms. Hutton was employed by Nellcor, Inc., where she held various senior positions in international marketing and business development. Ms. Hutton holds a B.A. in Human Biology from Stanford University and an M.B.A. from Harvard University Graduate School of Business.

OTHER KEY ADVISORS

         Ms. Linda D'Abate joined the Company in August 1994 as Vice President--Regulatory & Clinical Affairs. Starting in January 1997, Ms. D'Abate became a consultant for the Company, focusing her efforts on regulatory and clinical support for the Liquid Embolic System.

         Richard Greff, Ph.D. began consulting for the Company in August 1994. Dr. Greff has focused on the development and clinical evaluation of the Company's Liquid Embolic System.

         Jay Lenker, Ph.D. began consulting for the Company in August 1996. Dr. Lenker has focused on the development and clinical evaluation of the Company's carotid and intracerebral stent technology.

SECTION 16(a)    BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         The Company did not have any class of its equity securities registered pursuant to Section 12 of the Exchange Act during the year ended December 31, 1996. Consequently, none of the Company's directors, officers or beneficial owners of more than 10% of its Common Stock were required to file reports required by Section 16(a) of the Exchange Act during such period.

ITEM 10.        EXECUTIVE COMPENSATION

         The following table sets forth summary information concerning compensation paid or accrued for services rendered to the Company in all capacities during the year ended December 31, 1996, to the Company's Chief Executive Officer, and the Company's other most highly compensated executive officers whose salary and bonus exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                               LONG-TERM
                                                                             COMPENSATION
                                                                                AWARDS
                                                   ANNUAL                       ------             ALL
                                                COMPENSATION                  SECURITIES          OTHER
                                                ------------                  UNDERLYING         COMPEN-
NAME AND PRINCIPAL POSITION               SALARY            BONUS               OPTIONS          SATION(1)
---------------------------               ------            -----               -------          ---------
George Wallace                            $159,000         $  --                  --             $   --
  Chief Executive
  Officer and President
Thomas Berryman                            113,250            --                 9,750               --
  Chief Financial
  Officer
Robert Greene, Jr.                         107,333            --                 3,250               --
  Vice President--
  Research & Development
Glenn Latham                               100,875          7,025(2)            22,750            50,855(3)
  Vice President--Sales

(1) Does not reflect certain personal benefits, which in the aggregate are less than 10% of each Named Executive Officer's salary and bonus.

(2) Performance bonus based upon achieving certain revenue amounts.

(3) Consists of an automobile allowance of $6,000 and a moving expense reimbursement of $44,855 to reimburse Mr. Latham for his expenses incurred in moving from Florida to Southern California.

OPTION GRANTS TABLE

         The following table sets forth information with respect to options to purchase shares of the Company's Common Stock granted in fiscal year 1996 to the Named Executive Officers.

                          STOCK OPTION GRANTS IN 1996

                                                  PERCENT
                              NUMBER             OF TOTAL
                                OF                OPTIONS
                            SECURITIES          GRANTED TO
                            UNDERLYING           EMPLOYEES
                             OPTIONS                IN             EXERCISE
                             GRANTED            FISCAL YEAR          PRICE
NAME                          (#)(1)              (%)(2)         ($ PER SHARE)           EXPIRATION DATE
----                          ------              ------         -------------           ---------------
George Wallace                    --                --                --                  --
Thomas Berryman                9,750               2.9              1.54                  5/23/02
Robert Greene, Jr.             3,250               1.0              1.54                  5/23/02
Glenn Latham                  22,750               6.7              1.87                  1/01/02-10/09/02

(1) One quarter of the options vest on the first anniversary of the date of grant and the remainder vest in equal quarterly installments over the next three succeeding years.

(2) Options to purchase an aggregate of 333,123 shares of Common Stock were granted to employees, including the Named Executive Officers, during the year ended December 31, 1996.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         None of the Named Executive Officers exercised any options to purchase shares of the Company's Common Stock during fiscal year 1996. The following table sets forth certain information regarding options held at December 31, 1996 by the Named Executive Officers:

                                NUMBER OF SECURITIES
                                UNDERLYING UNEXERCISED                       VALUE OF UNEXERCISED
                                  OPTIONS AT FISCAL                          IN-THE-MONEY OPTIONS
                                     YEAR-END(#)                           AT FISCAL YEAR-END($)(1)
                                     -----------                           ------------------------
NAME                        EXERCISABLE        UNEXERCISABLE           EXERCISABLE          UNEXERCISABLE
----                        -----------        -------------           -----------          -------------
George Wallace                 9,750                16,250              $ 54,015                $ 90,025
Thomas Berryman               25,148                39,202               156,199                 189,770
Robert Greene, Jr.            10,563                34,937                73,148                 175,412
Glenn Latham                  10,157                28,843                56,271                 127,809

(1) Calculated by determining the difference between an initial public offering price of $6.00 per share and the exercise price of the options.

EMPLOYMENT AGREEMENTS

         The Company has not entered into employment agreements with any of its executive officers or key employees.

INCENTIVE STOCK PLANS

  1993 Stock Option Plan

         The Company's 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the "Plan") was adopted by the Company's stockholders and Board of Directors as of December 1993 and provides for the granting of "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonstatutory options. The Plan authorized for issuance up to 650,000 shares of the Company's Common Stock. Under the Plan, shares of the Company's Common Stock may be granted to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. The Plan is administered by the Compensation Committee, which has sole discretion and authority, consistent with the provisions of the Plan, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the Plan. As of December 31, 1996, there were 628,607 options outstanding under the Plan at a weighted average exercise price of $1.25.

         The exercise price of incentive stock options must be not less than the fair market value of a share of Common Stock on the date the option is granted (110% with respect to optionees who own at least 10% of the outstanding Common Stock). Nonstatutory options shall have such exercise price as determined by the Board. The Board of Directors has the authority to determine the time or times at which options granted under the Plan become exercisable, provided that options expire no later than ten years from the date of grant (five years with respect to optionees who own at least 10% of the outstanding Common Stock). Options are nontransferable, other than upon death by will and the laws of descent and distribution, and generally may be exercised only by an employee while employed by the Company or within 90 days after termination of employment (one year for termination resulting from death or disability).

  1996 Stock Incentive Plan

         The Company adopted the 1996 Stock Incentive Plan (the "1996 Plan") in July 1996. The 1996 Plan provides for the granting of "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and nonstatutory options. The 1996 Plan provides for options to purchase shares of the Company's Common Stock and restricted stock grants covering an aggregate of 600,000 shares of the Company's Common Stock which may be granted to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. In addition, the 1996 Plan provides each non-employee director of the Company who is initially elected as a director during the term of the Director Plan shall be granted an option consisting of 8,000 shares of Common Stock, which option shall vest and become exercisable at the rate of 25% immediately and 25% on each anniversary of such director's initial election during the three-year period following the grant date. In addition, upon reelection as a director for each year of such non-employee director's term of office such non-employee director shall receive an additional option covering 2,000 shares of Common Stock, with the same vesting schedule, subject to the limitations set forth in the 1996 Plan. The existing non-employee directors shall be granted options under the 1996 Plan as of the date hereof at the price of the Offering. The purpose of the 1996 Plan is to provide participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. The 1996 Plan is administered by the Compensation Committee, which has sole discretion and authority, consistent with the provisions of the 1996 Plan, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 1996 Plan. As of December 31, 1996, there were 107,900 options outstanding under the 1996 Plan at a weighted average exercise price of $5.60 per share.

  Employee Stock Purchase Plan

         The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors as of July 1996 and approved by the Company's stockholders as of July 1996, covering an aggregate of 100,000 shares of Common Stock. The Purchase Plan, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, will be implemented by six-month offerings with purchases occurring at six month intervals commencing on the date of this Prospectus. The Purchase Plan will be administered by the Board of Directors of the Company. Employees will be eligible to participate if they are employed by the Company for at least 20 hours per week and if they have been employed by the Company for at least 90 days. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 20% of an employee's compensation. The price of stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period or on the applicable purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. The Board may at any time amend or terminate the Purchase Plan, except that no such amendment or termination may adversely affect options previously granted under the Purchase Plan. The Purchase Plan will in all events terminate ten years after its effective date.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of December 31, 1996 (assuming conversion of all outstanding shares of convertible preferred stock), by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially 5% or more of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                  SHARES BENEFICIALLY OWNED
                                                  -------------------------
NAME AND ADDRESS OF BENEFICIAL OWNERS(1)            NUMBER         PERCENT
----------------------------------------          ----------      ---------
Menlo Ventures VI, L.P                             1,674,209         37.1%
Menlo Entrepreneurs Fund VI, L.P.(2)
  3000 Sand Hill Road
  Building 4, Suite 100
  Menlo Park, California 94025

Mayfield VII                                         864,441         19.2
Mayfield Associates Fund II(3)
  2800 Sand Hill Road
  Suite 250
  Menlo Park, California 94025

The CIT Group/Venture Capital, Inc.(4)               309,725          6.9
  650 CIT Drive
  Livingston, New Jersey 07039-5795

Kingsbury Capital Partners II, L.P.(5)               309,725          6.9
  3655 Nobel Drive
  Suite 490
  San Diego, California 92122

H.  DuBose Montgomery(6)                           1,674,209         37.1
  c/o Menlo Ventures
  3000 Sand Hill Road
  Building 4, Suite 100
  Menlo Park, California 94025

George Wallace(7)                                    309,291          6.8

Andrew Cragg, M.D.                                   297,916          6.6

Getz Bros.  Co. Ltd.(8)                              253,500          5.6
  3-1-30, Minami-Aoyama, Minato-Ku
  Tokyo 107 Japan

Dick Allen(9)                                         44,623          1.0

Wende Hutton(10)                                          --           --

Thomas Berryman(11)                             28,397          *

Robert Greene, Jr.(12)                          13,204          *

Glenn Latham(13)                                10,157          *

All executive officers and directors as
  a group (12 persons)(14)                   2,959,044         64.4

 *       Less than 1%

(1) Unless otherwise indicated, the address for each of the indicated owners is 1062 Calle Negocio #F, San Clemente, California 92673.

(2)      Includes (i) 1,649,467 shares owned by Menlo Ventures VI, L.P. and
         (ii) 24,742 shares owned by Menlo Entrepreneurs Fund VI, L.P.

(3) Includes (i) 821,187 shares owned by Mayfield VII, and (ii) 43,254 shares owned by Mayfield Associates Fund II. A. Grant Heidrich is a General Partner of Mayfield VII Management Partners, the General Partner of Mayfield VII and, accordingly, may be deemed to beneficially own such shares. Mr. Heidrich disclaims beneficial ownership of the shares owned by Mayfield VII, except to the extent of his pecuniary interest therein.

(4) All of the outstanding shares of capital stock of The CIT Group/Venture Capital, Inc. are owned by The CIT Group/Equity Investments, Inc., the beneficial owner of which is CIT Group Holdings, Inc. The outstanding capital stock of CIT Group Holdings, Inc. is beneficially owned by The Dai-Ichai Kangyo Bank, Ltd. and a holding Company for the Chase Manhattan Corporation. None of their respective officers or directors are affiliated with the Company.

(5) Timothy P. Wollaeger is the General Partner of Kingsbury Associates, L.P., the General Partner of Kingsbury Capital Partners II, L.P., and, accordingly, may be deemed to beneficially own such shares. Mr. Wollaeger disclaims beneficial ownership of the shares owned by Kingsbury Capital Partners II, L.P., except to the extent of his pecuniary interest therein.

(6) Includes shares described in Note (2) above. Mr. Montgomery is the general partner of MV Management VI, L.P., the general partner of both Menlo Ventures VI, L.P. and Menlo Entrepreneurs Fund VI, L.P. and accordingly, may be deemed to beneficially own such shares. Mr. Montgomery disclaims beneficial ownership of the shares owned by Menlo Ventures VI, L.P. and Menlo Entrepreneurs Fund VI, L.P., except to the extent of his pecuniary interest therein.

(7) Includes 11,375 shares subject to options exercisable within 60 days of December 31, 1996.

(8) Getz Bros. Co. Ltd. is a publicly held Japanese corporation. None of its officers or directors are affiliated with the Company.

(9) Includes 10,823 shares subject to options exercisable within 60 days of December 31, 1996. Also includes 7,800 shares owned by The Allen Investment Partnership, of which Mr. Allen is the managing partner and 26,000 shares owned by DIMA Ventures, Incorporated. Mr. Allen disclaims beneficial ownership of the shares owned by The Allen Investment Partnership, except to the extent of his pecuniary interest therein.

(10) Ms. Hutton is a general partner in Mayfield VIII, but is not a general partner of either Mayfield VII nor Mayfield Associates Fund II.

(11) Consists of shares subject to options exercisable within 60 days of December 31, 1996.

(12) Consists of shares subject to options exercisable within 60 days of December 31, 1996.

(13) Consists of shares subject to options exercisable within 60 days of December 31, 1996.

(14) Includes directors' and executive officers' shares listed above, including 87,703 shares subject to options exercisable within 60 days of December 31, 1996 and includes the shares described in Notes
         (2) and (3) above.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to the terms of a Consulting Agreement dated June 1, 1993, as replaced by a Consulting Agreement dated October 1, 1996, and a License Agreement dated June 1, 1993, the Company has paid fees and royalties to Andrew Cragg, M.D., a stockholder of the Company, totaling $156,500 and $14,197, respectively, for the period from October 1, 1994 through December 31, 1996. Pursuant to the terms of the current Consulting Agreement, Dr. Cragg will consult with the Company for a period of two years on an exclusive basis with respect to the development of less invasive, percutaneous catheters used to dissolve, disrupt or remove blood clots from the human body and to treat cerebral aneurysms, and, on a nonexclusive basis, with respect to the development of less invasive, percutaneous catheters used to diagnose and treat disorders of the circulatory system. Under the Consulting Agreement, the Company pays Dr. Cragg $7,000 per month for services provided plus a royalty for products developed under the Consulting Agreement equal to 1% of net sales of certain products of the Company that bear his name and 1.5% of net sales of the Company's products that are primarily based upon an issued U.S. patent for which Dr. Cragg was the inventor. Dr. Cragg's Consulting Agreement may be terminated by either party at any time upon written notice. Under the License Agreement, the Company pays Dr. Cragg a royalty equal to 1% of net sales of any product utilizing the Cragg MicroValve.

         On February 9, 1995, the Company entered into a Series B Stock Purchase Agreement with Menlo Ventures VI, L.P. ("Menlo VI"), which is a principal stockholder of the Company, together with other investors, pursuant to which the Company issued 465,741 shares of Series B Preferred Stock to Menlo VI for $4.23 per share. H. DuBose Montgomery, a director of the Company, is the general partner of the general partner of Menlo VI.

         On May 17, 1996, the Company entered into a Series C Stock Purchase Agreement with Menlo VI and Mayfield VII both of which are principal stockholders of the Company, together with other investors, pursuant to which the Company issued 224,315 and 155,350 shares of Series C Preferred Stock to Menlo VI and Mayfield VII, respectively, for $6.46 per share.

         The Company has granted options to certain of its directors and executive officers. See "Management--Option Grants Table" and "Security Ownership of Certain Beneficial Owners and Management."

         The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could otherwise be obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are filed as part of this Form 10-KSB:

                 (a)      Exhibits:

                          See Index to Exhibits on Page 53 of this Annual Report on Form 10-KSB.

                 (b)      Reports on Form 8-K:

                 The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report, and none were required.

                               Index to Exhibits

Exhibit
Number                                    Description of Document
------                                    -----------------------

2.1          Agreement and Plan of Merger between the Company and Micro
             Therapeutics, Inc., a California corporation, effective November 6,
             1996.(1)

3.1 Certificate of Incorporation of the Company, as currently in effect.(2)

 3.2         Bylaws of the Company, as currently in effect.(1)

 4.1         Warrant Agreement dated December 20, 1995 between the Company and Comdisco, Inc.(1)

 4.2         Warrant Agreement dated May 21, 1996 between the Company and Comdisco, Inc.(1)

10.1         Form of Directors' and Officers' Indemnification Agreement.(1)

10.2         License Agreement dated June 1, 1993 between the Company and Andrew Cragg.(1)

10.3         Consulting Agreement dated October 1, 1996 between the Company and Andrew Cragg.(1)

10.4         Real Property Lease dated April 15, 1996 between the Company and Reuben L. Casey.(1)

10.5         Amended and Restated Investors Rights Agreement dated February 9,
             1995, among the Company, the Investors named therein and the Common
             Holders named therein, as amended on May 17, 1996 and June 27, 1996.(1)

10.6         1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan.(1)

10.7         1996 Stock Incentive Plan.(1), (3)

10.8         Employee Stock Purchase Plan.(1), (3)

10.9 Equipment Leasing Line of Credit dated December 20, 1995 between the Company and ComDisco Ventures, as amended on May 21, 1996.(1)

16.1         Letter from Ernst & Young LLP on changes in certifying accountant.(1)

21.1         Subsidiaries of the Registrant.(1)

23.1         Consent of Coopers & Lybrand L.L.P.

24.1         Power of Attorney.(see signature page S-2).

27.1         Financial Data Schedule.

________________

(1) Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form SB-2, No. 333-17345.

(2) Incorporated by reference to Exhibit number 3.4 of the Company's Registration Statement on Form SB-2, No. 333-17345.

(3) These exhibits are identified as management contracts or compensatory plans or arrangements of the Company pursuant to item 13(a) of Form 10-KSB.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of San Clemente, State of California, on March 26, 1997.

                                  MICRO THERAPEUTICS, INC.


Dated:  March 26, 1997            By:   /s/ George Wallace
                                       ----------------------------------
                                        George Wallace
                                        President, Chief Executive Officer
                                        and Director

         We, the undersigned directors and officers of Micro Therapeutics, Inc., do hereby constitute and appoint George Wallace and Thomas Berryman our true and lawful attorneys and agents, with full powers of substitution to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorneys and agents, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George Wallace                           President, Chief Executive                 March 26, 1997
--------------------------------------       Officer and Director
George Wallace                               (Principal Executive Officer)


/s/ Thomas Berryman                          Chief Financial Officer,                   March 26, 1997
--------------------------------------       (Principal Financial and
Thomas Berryman                              Principal Accounting Officer)


/s/ H. DuBose Montgomery                     Chairman and Director                      March 26, 1997
--------------------------------------
H. DuBose Montgomery

                                             Director                                   March   , 1997
--------------------------------------
Wende Hutton

/s/ Dick Allen                               Director                                   March 26, 1997
--------------------------------------
Dick Allen

                            MICRO THERAPEUTICS, INC.

                                   __________


                         INDEX TO FINANCIAL STATEMENTS


                                                                                                      Page
                                                                                                      ----
Report of Independent Accountants                                                                     F-2

Balance Sheet At December 31, 1996                                                                    F-3

Statements Of Operations For The Years Ended December 31, 1995 And 1996                               F-4

Statements Of Stockholders' Equity For The Years Ended December 31, 1995 And 1996                     F-5

Statements Of Cash Flows For The Years Ended December 31, 1995 And 1996                               F-6

Notes To Financial Statements                                                                         F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors
Micro Therapeutics, Inc.


We have audited the accompanying balance sheet of Micro Therapeutics, Inc. as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micro Therapeutics, Inc. at December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.

Newport Beach, California
February 14, 1997

                            MICRO THERAPEUTICS, INC.

                                 BALANCE SHEET
                               December 31, 1996

                                        A S S E T S:

Current assets:
         Cash and cash equivalents                                                             $ 4,157,147
         Accounts receivable                                                                       243,836
         Inventories                                                                               431,622
         Prepaid expenses and other current assets                                                  90,973
                                                                                               -----------
             Total current assets                                                                4,923,578

Property and equipment, net                                                                        713,613
Patents and licenses, net of accumulated amortization of $19,196                                   328,928
Other assets                                                                                       274,006
                                                                                               -----------
             Total assets                                                                      $ 6,240,125
                                                                                               ===========

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
         Current portion of equipment line of credit                                           $    50,909
         Accounts payable                                                                          331,788
         Accrued salaries and benefits                                                             200,925
         Accrued liabilities                                                                        26,319
                                                                                                  --------
               Total current liabilities                                                           609,941

Equipment line of credit                                                                           187,820
                                                                                                   -------
               Total liabilities                                                                   797,761

Commitments and contingencies (Note 11)

Stockholders' equity:
         Convertible preferred stock, $0.001 par value, 3,663,395 shares authorized;
           3,612,664 shares issued and outstanding                                                   3,613
         Common stock, $0.001 par value, 6,500,000 shares authorized;
           894,235 shares issued and outstanding                                                       894
         Additional paid-in capital                                                             15,651,615
         Unearned compensation                                                                    (376,218)
         Accumulated deficit                                                                    (9,837,540)
                                                                                               -----------
               Total stockholders' equity                                                        5,442,364
                                                                                               -----------

               Total liabilities and stockholders' equity                                      $ 6,240,125
                                                                                               ===========


The accompanying notes are an integral part of these financial statements.

                            MICRO THERAPEUTICS, INC.

                            STATEMENTS OF OPERATIONS
                 For The Years Ended December 31, 1995 And 1996


                                                                                 1995             1996
                                                                                 ----             ----
Net sales                                                                        $292,302       $1,387,865
Cost of sales                                                                     316,404        1,632,960
                                                                              -----------      -----------

               Gross margin (loss)                                                (24,102)        (245,095)

Costs and expenses:
               General and administrative                                         597,368        1,082,325
               Research and development                                         1,147,403        1,804,578
               Regulatory/quality assurance                                       337,968          590,333
               Marketing and sales                                                901,735        2,062,360
                                                                              -----------      -----------

               Total costs and expenses                                         2,984,474        5,539,596

               Loss from operations                                            (3,008,576)      (5,784,691)

Other income (expense):
               Interest income                                                    202,378          192,534
               Interest expense                                                         -          (16,643)
               Other income (expense), net                                              -           (4,384)
                                                                              -----------      -----------
                                                                                  202,378          171,507
                                                                              -----------         --------

               Loss before provision for income taxes                          (2,806,198)      (5,613,184)

Provision for income taxes                                                            800              800
                                                                              -----------      -----------

               Net loss                                                       ($2,806,998)     ($5,613,984)
                                                                              ===========      ===========

Pro forma net loss                                                            ($2,806,998)     ($5,613,984)
                                                                              ===========      ===========


Pro forma net loss per share                                                       ($0.83)          ($1.40)
                                                                              ===========      ===========

Pro forma weighted average shares outstanding                                   3,390,000        4,009,000
                                                                              ===========      ===========





The accompanying notes are an integral part of these financial statements.

                            MICRO THERAPEUTICS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 For The Years Ended December 31, 1995 And 1996

                                                    Convertible
                                                  Preferred Stock              Common Stock
                                               ---------------------      ---------------------
                                                 Shares     Amount         Shares       Amount
                                               ---------  ----------      --------     --------
Balance at December 31, 1994                   1,126,667  $1,795,066       945,747     $137,500

Issuance of Series B convertible preferred
  stock (net of costs of $32,651)              1,229,091   5,167,349        -            -
Repurchase of common stock                          -         -            (65,000)        (100)

Exercise of stock options                           -         -              3,250        1,500

Unearned compensation related to stock
  options granted                                   -         -             -             6,800

Compensation related to stock options               -                       -            -
  vesting
Net loss                                            -         -             -            -
                                               --------- -----------     ---------    ---------

Balances at December 31, 1995                  2,355,758   6,962,415       883,997      145,700

Issuance of Series C convertible preferred
  stock (net of costs of $49,458)              1,256,906   8,072,082             -            -
Exercise of stock options                           -         -             10,238        4,725

Unearned compensation related to stock
  options granted                                   -         -             -           471,200

Compensation related to stock options               -         -             -            -
  vesting
Reclassification of amounts to new par              -    (15,030,884)       -          (620,731)
  values
Net loss                                            -         -             -            -
                                               --------- -----------     ---------    ---------

Balances at December 31, 1996                  3,612,664      $3,613       894,235         $894
                                               =========      ======       =======         ====


                                                                                                            Total
                                                 Additional          Unearned         Accumulated        Stockholders'
                                               Paid-In Capital     Compensation         Deficit             Equity
                                               ---------------     ------------       -----------        ------------
Balance at December 31, 1994                   $     -              $   -             ($1,416,558)          $516,008

Issuance of Series B convertible preferred
  stock (net of costs of $32,651)                    -                  -                  -               5,167,349
Repurchase of common stock                           -                  -                  -                    (100)

Exercise of stock options                            -                  -                  -                   1,500

Unearned compensation related to stock
  options granted                                    -                  (6,800)            -                  -

Compensation related to stock options                -                     282             -                     282
  vesting
Net loss                                             -                  -              (2,806,998)        (2,806,998)
                                                -----------         ----------         -----------       ------------

Balances at December 31, 1995                        -                  (6,518)        (4,223,556)         2,878,041

Issuance of Series C convertible preferred                                                                 8,072,082
  stock (net of costs of $49,458)                    -                  -                  -
Exercise of stock options                            -                  -                  -                   4,725

Unearned compensation related to stock
  options granted                                    -                (471,200)            -                  -

Compensation related to stock options                -                 101,500             -                 101,500
  vesting
Reclassification of amounts to new par           15,651,615             -                  -                  -
  values
Net loss                                             -                  -              (5,613,984)        (5,613,984)
                                                -----------         ----------         -----------       ------------

Balances at December 31, 1996                   $15,651,615          ($376,218)       ($9,837,540)        $5,442,364
                                                ===========         ==========        ===========        ===========



The accompanying notes are an integral part of these financial statements.

                            MICRO THERAPEUTICS, INC.

                            STATEMENTS OF CASH FLOWS
                 For The Years Ended December 31, 1995 And 1996

                                                                                1995               1996
                                                                                ----               ----
  Cash flows from operating activities:
      Net loss                                                               ($2,806,998)      ($5,613,984)
      Adjustments to reconcile net loss to cash used in
      operating activities:

      Depreciation and amortization                                               72,496           225,027
      Compensation related to stock options vesting                                  282           101,500
      Change in operating assets and liabilities:
           Accounts receivable                                                   (64,990)         (167,229)
           Inventories                                                          (105,381)         (266,596)
           Prepaid expenses and other assets                                     (33,112)          (71,763)
           Accounts payable                                                      100,283            82,898
           Accrued salaries and benefits                                          53,189           122,524
           Accrued liabilities                                                    10,601            10,675
                                                                             -----------       -----------

               Net cash used in operating activities                          (2,773,630)       (5,576,948)
                                                                             -----------       -----------

  Cash flows from investing activities:
      Purchase of short-term investments                                      (1,955,688)       (3,717,316)
      Sale of short-term investments                                           1,955,688         3,717,316
      Additions to property and equipment                                       (322,850)         (577,944)
      Additions to patents and licenses                                         (112,039)         (192,425)
                                                                              ----------        ----------

           Net cash used in investing activities                                (434,889)         (770,369)
                                                                              ----------        ----------

  Cash flows from financing activities:
      Proceeds from issuance of preferred stock                                5,200,000         8,121,540
      Costs of equity issuances                                                  (32,651)          (49,458)
      Deferred offering costs                                                       -             (228,716)
      Proceeds from exercise of stock options                                      1,500             4,725
      Repurchase of common stock                                                    (100)             -
      Borrowings on equipment line of credit                                        -              263,177
      Repayments on equipment line of credit                                        -              (24,448)
                                                                              ----------        ----------

           Net cash provided by financing activities                           5,168,749         8,086,820
                                                                              ----------        ----------

           Net increase in cash and cash equivalents                           1,960,230         1,739,503

  Cash and cash equivalents at beginning of year                                 457,414         2,417,644
                                                                              ----------        ----------

  Cash and cash equivalents at end of year                                    $2,417,644        $4,157,147
                                                                              ==========        ==========

  Supplemental cash flow disclosures:
      Cash paid during the year for interest                                  $     -           $   16,643
                                                                              ==========        ==========
      Cash paid during the year for income taxes                              $      800        $      800
                                                                              ==========        ==========

  Supplemental schedule of noncash activities:
      Unearned compensation related to stock options granted                  $    6,800        $  471,200

The accompanying notes are an integral part of these financial statements.

                            MICRO THERAPEUTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS





1.       Description Of The Company:

         Micro Therapeutics, Inc. ("MTI" or the "Company") was incorporated on June 11, 1993 in California and was reincorporated in Delaware in November 1996 to develop, manufacture and market minimally invasive medical devices for diagnosis and treatment of neuro and peripheral vascular diseases.


2.       Summary Of Significant Accounting Policies:

         Cash Equivalents:

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates market value.

         Inventories:

         Inventories are stated at the lower of cost (first-in, first-out method) or market.

         Property And Equipment:

         Property and equipment are carried at cost less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred while renewals or betterments are capitalized. Upon sale or disposition of assets, any gain or loss is included in the statement of operations. Capital leases are recorded at the fair market value of the leased asset. The leased assets are amortized on a straight-line basis over their economic useful lives.

         The cost of property and equipment is generally depreciated using the straight-line method over the estimated useful lives of the respective assets, which are generally not greater than five years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

                            MICRO THERAPEUTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS





2.       Summary Of Significant Accounting Policies, Continued:

         Patents And Licenses:

         Costs incurred to obtain patents and licenses are capitalized. All amounts assigned to these patents and licenses are amortized on a straight-line basis over an estimated five-year useful life from date of issue or acquisition. The Company continually evaluates the amortization period and carrying basis of patents and licenses to determine whether later events and circumstances warrant a revised estimated useful life or reduction in value.

         Research And Development:

         The Company's research and development costs are expensed as incurred.

         Revenue Recognition:

         Sales and related cost of sales are recognized upon shipment of products. The Company's products are generally under warranty against defects in material and workmanship for a period of one year.

         Estimates:

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Income Taxes:

         The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

                            MICRO THERAPEUTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS




2.       Summary Of Significant Accounting Policies, Continued:

         Pro Forma Net Loss Per Share:

         Pro forma net loss per share has been computed by dividing pro forma net loss by the pro forma weighted average number of common shares and certain common equivalent shares, as described below, outstanding during the period. Weighted average common shares and common equivalent shares include common shares and common shares issuable upon conversion of all outstanding shares of the Company's preferred stock. Additionally, pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4-D, stock options and warrants granted during the twelve months prior to the date of the filing of the Company's public offering, at prices less than the per share initial public offering price, have been included in the calculation of common equivalent shares using the treasury stock method as if they were outstanding as of the beginning of the earliest period presented. Historical net loss per share is not presented as it is not indicative of the ongoing entity.

         Stock-Based Compensation:

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

         Reverse Stock Split:

         In December 1996, the Board of Directors authorized a 0.65 to 1.0 reverse stock split of all outstanding common stock, preferred stock and common stock options and warrants. This reverse stock split was effective with the closing of the Company's initial public offering (Note 14). All share and per share amounts have been adjusted to give retroactive effect to the reverse stock split for all periods presented.

                            MICRO THERAPEUTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS




3.       Cash And Cash Equivalents:

         Cash and cash equivalents consist of the following:

                 Cash                                                  $  119,136
                 Cash equivalents                                       4,038,011
                                                                       ----------

                                                                       $4,157,147
                                                                       ==========


         Cash equivalents consist of United States government treasury bills and commercial paper.


4.       Inventories:

         Inventories consist of the following:

                 Raw materials and work-in-process                       $194,549
                 Finished goods                                           237,073
                                                                          -------

                                                                         $431,622
                                                                          =======



5.       Property And Equipment:

         Property and equipment consist of the following:

                 Machinery and equipment                                        $  526,229
                 Tooling                                                            18,075
                 Furniture and fixtures                                            142,094
                 Leasehold improvements                                            311,420
                 Construction-in-progress                                            6,080
                                                                                ----------

                                                                                 1,003,898

                   Less, Accumulated depreciation and amortization                (290,285)
                                                                                ---------

                                                                                $  713,613
                                                                                ==========

         Property and equipment under capital lease at December 31, 1996 was $263,177 with accumulated amortization of $25,703.

                            MICRO THERAPEUTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS




6.       Equipment Line Of Credit:

         The Company has entered into an equipment line of credit to finance qualified equipment purchases through June 15, 1997 up to a maximum amount of $900,000, at an implicit interest rate of 14.23%. Outstanding amounts are collateralized by the assets financed. The amounts outstanding at June 15, 1997 will be due in 48 monthly installments to expire on June 15, 2001. The agreement contains a provision to extend these terms of payment for an additional year. A total of $238,729 was outstanding under this equipment line of credit as of December 31, 1996.

         In connection with this equipment line of credit, the Company issued a warrant to the lessor to purchase up to 7,638 shares of the Company's Series B preferred stock at a price of $4.23 per share and a warrant to purchase up to 6,045 shares of the Company's Series C preferred stock at a price of $6.46 per share. These warrants are convertible into warrants for common stock in the event that the remaining outstanding preferred stock of the same series is converted to common stock. These warrants are exercisable for a period of: (a) ten years from their original issue date, or (b) five years from the effective date of an initial public offering, whichever is longer.


7.       Preferred Stock:

         At December 31, 1996, the Company had authorized 3,663,395 shares of preferred stock with $0.001 par value which may be issued in one or more series and are designated as 541,667 shares of Series A-1, 585,000 shares of Series A-2, 1,236,728 shares of Series B and 1,300,000 shares of Series C (collectively, "convertible preferred stock").

         Shares of convertible preferred stock are convertible at the holder's option into shares of common stock on a share-for-share basis (Note
         14). The conversion ratio may be adjusted from time to time in the event of certain subsequent sales of common stock, grants of stock options, stock splits, stock dividends or other distributions of common stock. Conversion is automatic in the event of a public offering of the Company's common stock meeting certain specified criteria.

         Dividends are noncumulative, and if declared, are payable at the rate of $0.09, $0.12, $0.27 and $0.43 per annum on each share of Series A-1, A-2, B and C convertible preferred stock, respectively. Each share of convertible preferred stock has voting rights equal to the number of shares of common stock into which it is then convertible.
         In the event of liquidation, dissolution or merger of the Company, as defined, each share of Series A-1, A-2, B and C preferred stock entitles its holder to receive an amount equal to $1.38 per Series A-1 share, $1.85 per Series A-2 share, $4.23 per Series B share and $6.46 per Series C share of convertible preferred stock plus declared but unpaid dividends and, thereafter, to receive on a

                            MICRO THERAPEUTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS





7.       Preferred Stock, Continued:

         share-for-share basis with common stock outstanding the remaining assets in an amount not to exceed in the aggregate $4.15 per Series A-1 share, $5.54 per Series A-2 share, $6.34 per Series B share and $8.08 per Series C share of convertible preferred stock. No dividends have been declared through December 31, 1996.


8.       Common Stock:

         Pursuant to a September 1993 stockholders' agreement between the Company and holders of 650,000 shares of its common stock (the "founding stockholders"), in the event that a founding stockholder's involvement with the Company as an employee or consultant was terminated before September 30, 1996, the Company could have been obligated to repurchase all or a portion of the stockholder's shares of common stock for $0.0015 per share. In March 1995, the Company terminated a consulting agreement with one of its founding stockholders. In conjunction with the termination, the Company repurchased 65,000 shares of common stock from the stockholder. There were no other terminations/ repurchases through December 31, 1996.
         The Company's obligation under this agreement terminated automatically with the initial public offering of the Company's common stock in February 1997 (Note 14).


9.       Stock Option Plans:

         1993 Stock Option Plan:

         The 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the "Plan") provides for the direct sale of shares and the grant of options to purchase shares of the Company's common stock to employees, officers, consultants and directors. The Plan includes nonqualified stock options ("NSOs") and incentive stock options ("ISOs"). The option price for the ISOs and NSOs shall not be less than the fair market value of the shares of the Company's stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. The Board of Directors has the authority to determine the time or times at which options become exercisable. Options expire within a period of not more than ten years from the date of grant. Options expire ninety days after termination of employment.

                            MICRO THERAPEUTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS




9.       Stock Option Plans, Continued:

         1993 Stock Option Plan, Continued:

         The Plan provides for the issuance of up to 650,000 shares of common stock. A summary of the option activity under the 1993 Stock Option Plan is as follows:

                                                                                                 Exercise
                                                                                                  Price
                                                Incentive     Nonqualified        Total         Per Share
                                                ---------     -------------       ------        ---------
                                                              <
Balances at December 31, 1994                  187,200          121,225       $308,425            $0.46
Granted                                        217,100            9,100        226,200            $0.46
Exercised                                          -             (3,250)        (3,250)           $0.46
Canceled                                       (48,750)             -          (48,750)           $0.46
                                               --------       --------        ---------           -----

Balances at December 31, 1995                  355,550          127,075        482,625            $0.46

Granted                                        168,023           57,200        225,223         $0.46-$6.92
Exercised                                       (9,263)            (975)       (10,238)           $0.46
Canceled                                       (67,274)          (1,729)       (69,003)        $0.46-$5.38
                                               --------       ----------       --------        -----------

Balances at December 31, 1996                  447,036          181,571        628,607         $0.46-$6.92
                                               =======          =======        =======         ===========

Exercisable at December 31, 1996               177,570          119,051        296,621         $0.46-$5.38
                                               =======          =======        =======         ===========

         The difference between the exercise price and the fair market value of the options at the date of grant of $6,800 and $471,200 at December 31, 1995 and 1996, respectively, is accounted for as unearned compensation and will be amortized to expense over the related service period. During the years ended December 31, 1995 and 1996, amortized compensation expense was $282 and $101,500, respectively.

         1996 Stock Incentive Plan:

         The 1996 Stock Incentive Plan (the "1996 Plan") provides for options to purchase shares of the Company's common stock and restricted stock grants. The 1996 Plan includes NSOs and ISOs and may include grants to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee

                            MICRO THERAPEUTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS





9.       Stock Option Plans, Continued:

         1996 Stock Incentive Plan, Continued:

         directors or consultants. In addition, the 1996 Plan provides that each non-employee director of the Company who is initially elected as a director during the term of the Director Plan shall be granted an option consisting of 8,000 shares of common stock, which option shall vest and become exercisable at the rate of 25% immediately and 25% on the anniversary of such director's initial election during the three-year period following the grant date. Options expire within a period of not more than ten years from the date of grant. Options expire thirty days after termination of employment.

         The 1996 Plan provides for the issuance of up to 600,000 shares of common stock. A summary of the option activity under the 1996 Plan is as follows:

                                                                                                    Exercise
                                                                                                     Price
                                                Incentive      Nonqualified        Total           Per Share
                                                ---------      ------------        ------          ----------
         Granted                                 106,600         1,300            107,900          $5.38-$6.92
         Exercised                                    -              -                  -                -
                                                 -------         -----            -------          -----------


         Canceled                                     -              -                  -                -
                                                 -------         -----            -------          -----------

                                                                                                         -

         Balances at December 31, 1996           106,600         1,300            107,900          $5.38-$6.92
                                                 =======         =====            =======          ===========

         Exercisable at December 31, 1996             -             36                 36              $5.38
                                                 =======         =====            =======          ============

                            MICRO THERAPEUTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS




9.       Stock Option Plans, Continued:

         Pro Forma Effect Of Stock-Based Compensation:

         The Company has adopted the disclosure-only provisions of SFAS No.
         123. Had compensation cost been determined on the fair value at the grant dates for awards under those plans consistent with the method promulgated by SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts below:

                                                                For The Years Ended
                                                                    December 31,
                                                        ------------------------------------
                                                            1995                   1996
                                                            ----                   ----
                 Net loss:
                 As reported                              ($2,806,998)          ($5,613,984)
                 Pro forma                                ($2,824,748)          ($5,755,344)

                 Loss per share:
                 As reported                                   ($0.83)               ($1.40)
                 Pro forma                                     ($0.83)               ($1.44)


         The fair value of each option grant was estimated on the date of the grant using the minimum value method as the Company was a nonpublic entity when such options were granted. This value is the current stock price less the present value of the exercise price for a stock that does not pay dividends. The assumptions used for the minimum value computation for the years ended December 31, 1995 and 1996 are as follows: the risk-free interest rate is 6.1%; the exercise price is equal to the fair market value of the underlying common stock at the grant date, after consideration of any related unearned compensation recorded in the financial statements; the expected life of the option is the term to expiration, generally 4 years; and the common stock will pay no dividends.

         Employee Stock Purchase Plan:

         The Employee Stock Purchase Plan (the "Purchase Plan") covers an aggregate of 100,000 shares of common stock. The Purchase Plan will allow for purchases commencing on the effective date of an initial public offering. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions not to exceed 20% of an employee's compensation and not to exceed $25,000 per calendar year. The price of the common stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the common stock at the beginning of the six-month offering period (July 1 or January 1 of each calendar year) or on the applicable purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. The Purchase Plan will, in all events, terminate ten years after the effective date of an initial public offering.

                            MICRO THERAPEUTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS





10.      Income Taxes:

         The following table presents the current and deferred income tax provision for federal and state income taxes:

                                                                                        For The Years
                                                                                            Ended
                                                                                        December 31,
                                                                                        -----------
                                                                                      1995        1996
                                                                                      ----        ----
                 Current:
                     Federal                                                          $ -         $ -
                     State                                                             800         800
                                                                                       ---         ---

                                                                                       800         800
                                                                                       ---         ---
                 Deferred:
                     Federal                                                            -           -
                     State                                                              -           -
                                                                                    -------     -------

                                                                                      $800        $800
                                                                                       ===         ===


         The tax effects of temporary differences which give rise to the deferred tax provision (benefit) consist of:

                                                                                For The Years Ended
                                                                                   December 31,
                                                                               --------------------
                                                                            1995            1996
                                                                            ----            ----
                 Capitalized research and development costs                 ($85,033)       ($338,092)
                 Capitalized inventory costs                                 (12,126)         (64,970)
                 Intangibles                                                     572              (71)
                 Property and equipment                                       (4,109)         (30,307)
                 Accrued expenses                                            (10,058)         (24,021)
                 Stock options                                                      -         (41,870)
                 Tax credit carryforwards                                   (134,103)        (123,047)
                 Net operating loss carryforwards                           (886,806)      (1,877,486)
                 Valuation allowance                                       1,131,663        2,499,864
                                                                           ---------        ---------

                                                                          $   -            $    -
                                                                           =========        =========

                            MICRO THERAPEUTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS




10.      Income Taxes, Continued:

         The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

                                                                                 For The Years
                                                                                     Ended
                                                                                 December 31,
                                                                               -----------------
                                                                              1995           1996
                                                                              ----           ----
         Statutory regular federal income tax rate                           (34.00%)       (34.00%)
         Meals and entertainment                                               3.03           0.20
         State taxes                                                           0.02           0.01
         Tax credit carryforwards                                             (2.25)         (0.82)
         Change in valuation allowance                                        33.23          34.62
                                                                              -----          -----

                 Effective tax rate                                            0.03%          0.01%
                                                                              =====          =====


         The components of the net deferred tax asset at December 31, 1996 are as follows:

         Capitalized research and development costs                                             $490,999
         Capitalized inventory costs                                                              83,959
         Intangibles                                                                                 578
         Property and equipment                                                                   33,145
         Accrued expenses                                                                         42,657
         State taxes                                                                                 272
         Stock options                                                                            41,870
         Tax credit carryforwards                                                                344,637
         Net operating loss carryforwards                                                      3,239,680
                                                                                               ---------

                                                                                               4,277,797

             Valuation allowance                                                             (4,277,797)
                                                                                              ---------

                 Net deferred tax asset                                                       $    -
                                                                                               =========


         The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

                            MICRO THERAPEUTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS




10.      Income Taxes, Continued:

         At December 31, 1996, the Company had net operating loss carryforwards for federal and state purposes of approximately $8,417,000 and $4,065,000, respectively. The net operating loss carryforwards begin expiring in 2008 and 1998, respectively. The Company also has research and experimentation credit carryforwards for federal and state purposes of approximately $205,000 and $114,000, respectively. The research and experimentation credits begin to expire in 2008 for federal purposes and carry forward indefinitely for state purposes. The Company has a manufacturer's investment credit for state purposes of approximately $26,000. The manufacturer's investment credit will begin to expire in 2006.

         The utilization of net operating loss and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.


11.      Commitments And Contingencies:

         On February 1, 1994, the Company entered into a three-year operating lease for office, research and manufacturing space. On December 1, 1995, the Company entered into a one-year operating lease for additional office space. On May 1, 1996, the Company entered into an agreement to extend the current operating lease and to lease additional office space for a period of one year. This lease contains a provision to extend the lease for three additional one-year terms. As of December 31, 1996, the future noncancelable minimum lease commitments are $57,875, all relating to 1997.

         Rent expense for the years ended December 31, 1995 and 1996 was $66,828 and $205,123, respectively. On December 15, 1995, the Company entered into an agreement to sublease certain office space. The Company received $989 and $22,043 of rental income for the years ended December 31, 1995 and 1996, respectively.


12.      Related Party Transactions:

         License And Royalty Agreements:

In June 1993, the Company acquired from a stockholder an exclusive worldwide license to manufacture, market and sell devices utilizing certain catheter technology developed by the stockholder/licensor. As consideration for the license, the Company is obligated to pay the stockholder/licensor royalties at the rate of 1% of the net revenues from products developed utilizing the patented technology for a period of twelve years from the first commercial sale of such products. Commercial sale of the products commenced in November 1995. Royalty expense under the license agreement totaled $4,868 and $23,093 for the years ended December 31, 1995 and 1996, respectively.

                            MICRO THERAPEUTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS





12.      Related Party Transactions, Continued:

         Contract Services:

         Through March 1995, the Company contracted with Novel Biomedical, Inc. ("Novel"), a stockholder of the Company, for design, development and patent services. Research and development expenses for the year ended December 31, 1995 include $65,745 of charges from Novel which approximates cost of these services.


13.      Concentrations Of Credit Risk:

         At December 31, 1996, the Company had approximately $4,057,000 of cash balances that were in excess of the federally-insured limit of $100,000 per bank.

         The Company's customers are primarily hospitals in the United States and distributors in certain foreign countries. There were no customers which accounted for greater than 10% of accounts receivable or net sales for any date or period presented.


14.      Subsequent Events (Unaudited):

         On February 14, 1997, the Securities and Exchange Commission declared effective the Company's initial public offering ("IPO") on Form SB-2. The Company sold 1,600,000 shares of its common stock for net proceeds of approximately $8,388,000. In conjunction with the IPO, each of the 3,612,664 outstanding shares of the Company's preferred stock converted to common stock (Note 7). The authorized shares of common stock increased to 20,000,000 and the authorized shares of preferred stock increased to 5,000,000.

         On March 3, 1997, the underwriters of the IPO exercised their overallotment option and purchased 240,000 shares of the Company's common stock for net proceeds of approximately $1,339,000.

         On February 21, 1997, the Company issued 24,000 nonqualified stock options pursuant to the 1996 Plan to its non-employee directors at $6.00 per share.

         On February 26, 1997, the Company repriced 27,950 incentive stock options previously granted in January and February 1997 pursuant to the 1996 Plan to employees from $10.00 per share to $6.50 per share.