Form 10QSB
period 1997-03-31
MICRO THERAPEUTICS INC
filed 1997-05-15
CIK 311407

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

                          Commission file number 0-6523


                            MICRO THERAPEUTICS, INC.
        (exact name of small business issuer as specified in its charter)

            Delaware                                   33-0569235
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

              1062 Calle Negocio #F, San Clemente, California 92673
                    (Address of principal executive offices)

                                 (714) 361-0616
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   YES      X      NO
                                                        ---------     ---------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

          Class                                       Outstanding at May 8, 1997
          -----                                       --------------------------
Common Stock, $.001 par value                               6,417,808




                               Page 1 of 21 Pages
                            Exhibit Index on Page 20

                            MICRO THERAPEUTICS, INC.

                              INDEX TO FORM 10-QSB

                                                                                                    Page Number
                                                                                                    -----------
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Balance Sheet (unaudited) as of March 31, 1997 ................................       3

                  Statements of Operations (unaudited) for the three
                  months ended March 31, 1996 and 1997...........................................       4

                  Statements of Cash Flows (unaudited) for the three months ended
                  March 31, 1996 and 1997........................................................       5

                  Notes to Financial Statements..................................................       6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................       7

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................      18

         Item 6.  Exhibits and Reports on Form 8-K...............................................      18

SIGNATURES.......................................................................................      19

                            MICRO THERAPEUTICS, INC.

                                  BALANCE SHEET
                                 March 31, 1997
                                   (Unaudited)

                                  -----------

                                    ASSETS

Current assets:
    Cash and cash equivalents                                     $  6,128,025
    Short term investments                                           5,860,618
    Accounts receivable                                                248,433
    Inventories                                                        520,299
    Prepaid expenses and other current assets                          368,287
                                                                  ------------
                 Total current assets                               13,125,662

Property and equipment, net of accumulated
  depreciation of $371,618                                             740,680
Patents and licenses, net of accumulated
  amortization of $24,460                                              350,536
Other assets                                                            42,290
                                                                  ------------
                 Total assets                                     $ 14,259,168
                                                                  ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of equipment line of credit                   $     54,522
    Accounts payable                                                   307,241
    Accrued liabilities, salaries and benefits                         479,530
                                                                  ------------
                 Total current liabilities                             841,293

Equipment line of credit                                               187,614
                                                                  ------------
                 Total liabilities                                   1,028,907

Commitments and contingencies

Stockholders' equity:
    Preferred stock $.001 par value, 5,000,000 shares
       authorized, no shares issued and outstanding
    Common stock, $.001 par value, 20,000,000 shares
       authorized; 6,398,633 shares issued and outstanding               6,399
    Additional paid-in-capital                                      25,217,895
    Unearned compensation                                             (346,344)
    Accumulated deficit                                            (11,647,689)
                                                                  ------------
                 Total stockholders' equity                         13,230,261
                                                                  ------------
                 Total liabilities and stockholders' equity       $ 14,259,168
                                                                  ============




The accompanying notes are an integral part of these financial statements.

                            MICRO THERAPEUTICS, INC.

                            STATEMENTS OF OPERATIONS
                 For The Quarters Ended March 31, 1996 and 1997
                                   (Unaudited)
                                   -----------

                                                                1996            1997
                                                                ----            ----
Net Sales                                                   $   232,913     $   510,039
Cost of Sales                                                   336,950         490,317
                                                            -----------     -----------
             Gross margin (loss)                               (104,037)         19,722

Cost and expenses:
    Research and development                                    427,781       1,021,397
    Selling, general & administrative                           722,172       1,038,104
                                                            -----------     -----------
             Total costs and expenses                         1,149,953       2,059,501
                                                            -----------     -----------
             Loss from operations                            (1,253,990)     (2,039,779)

    Other income (expense), net                                  14,400         230,430
                                                            -----------     -----------
             Loss before provision for income taxes          (1,239,590)     (1,809,349)
                                                            -----------     -----------
Provision for income taxes                                                         (800)
                                                            -----------     -----------
             Net loss                                       $(1,239,590)    $(1,810,149)
                                                            ===========     ===========
Net loss per common share and common share
 equivalent                                                 $     (0.37)    $     (0.33)
                                                            ===========     ===========
Weighted average common shares and common share
 equivalents outstanding                                      3,375,000       5,524,000
                                                            ===========     ===========

The accompanying notes are an integral part of these financial statements.

                            MICRO THERAPEUTICS, INC.

                            STATEMENTS OF CASH FLOWS
                 For The Quarters Ended March 31, 1996 and 1997
                                   (Unaudited)
                                   -----------

                                                                   1996             1997
                                                                   ----             ----
Cash flows from operating activities:
    Net loss                                                   $ (1,239,590)    $ (1,810,149)
    Adjustments to reconcile net loss to cash used in
     operating activities:

     Depreciation and amortization                                   42,001           86,579
     Compensation related to stock options vesting                                    29,874
     Gain on sale of investment                                                     (167,456)
     Change in operating assets and liabilities:
       Accounts receivable                                          (48,262)          (4,597)
       Inventories                                                  (99,329)         (88,677)
       Prepaid expenses and other assets                             (7,164)        (106,882)
       Accounts payable                                             (74,103)          91,719
       Accrued liabilities                                           94,778          136,022
                                                               ------------     ------------
                  Net cash used in operating activities          (1,331,669)      (1,833,567)

Cash flows from investing activities:
    Purchase of short-term investments                                            (5,860,618)
    Additions to property and equipment                             (40,871)        (108,400)
    Additions to patents and licenses                                (2,057)         (26,854)
                                                               ------------     ------------
                  Net cash used in investing activities             (42,928)      (5,995,872)

Cash flows from financing activities:
    Proceeds from sale of common stock                                            10,267,200
    Costs of equity issuances                                                       (494,190)
    Proceeds from exercise of stock options                                           23,900
    Borrowings on equipment line of credit                           54,766           15,465
    Repayments on equipment line of credit                           (2,027)         (12,058)
                                                               ------------     ------------
                  Net cash provided by financing activities          52,739        9,800,317
                  Net increase (decrease) in cash and cash
                    equivalents                                  (1,321,858)       1,970,878

Cash and cash equivalents at the beginning of the quarter         2,417,644        4,157,147
                                                               ------------     ------------
Cash and cash equivalents at the end of the quarter            $  1,095,786     $  6,128,025
                                                               ============     ============
Supplemental cash flow disclosures:
    Cash paid during the quarter for interest                  $      1,661     $      7,442
                                                               ============     ============
    Cash paid during the quarter for income taxes                               $        800
                                                                                ============
Supplemental schedule of noncash activities:
    Conversion of preferred stock to common stock                               $ 15,034,497
                                                                                ============





The accompanying notes are an integral part of these financial statements

                            MICRO THERAPEUTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               -----------------

1.  Description Of The Company and Basis of Presentation:

    Micro Therapeutics, Inc. ("MTI" or the "Company") was incorporated on June 11, 1993 in California and was reincorporated in Delaware in November 1996 to develop, manufacture and market minimally invasive medical devices for diagnosis and treatment of neuro and peripheral vascular diseases.

    The unaudited financial statements of the Company presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

    Certain expense reclassifications have been made to the prior period statements of operations to conform to the current period presentation.

2.  Summary Of Significant Accounting Policies:

    Unaudited Interim Financial Information:
    ----------------------------------------

    The financial information at March 31, 1997 and for the three month periods ended March 31, 1996 and 1997 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Results of the March 31, 1997 period are not necessarily indicative of the results for the entire year.

    Statements of Financial Accounting Standards Not Yet Adopted:
    -------------------------------------------------------------

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires companies to adopt its provisions for fiscal years beginning after December 15, 1997 and requires restatement of all prior period earnings per share (EPS) data presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS. The implementation of SFAS No. 128 is not expected to have a material effect on the EPS data presented by the Company.

3.  Sale Of Common Stock:

    In February 1997, the Company completed its initial public offering of its common stock in which 1,840,000 shares of common stock were sold generating net proceeds of approximately $10 million. In connection with the offering, all 3,612,664 outstanding shares of preferred stock were converted into equal shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Certain Factors That May Affect the Company's Business and Future Results."

OVERVIEW

         Since its inception in June, 1993, MTI has been primarily engaged in the design, development and marketing of minimally invasive devices for treatment of vascular disease. The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue as the Company expends substantial resources to fund research and development, clinical trials, and regulatory approvals and increased marketing and sales activities.

         The Company commenced U.S. commercial shipments of its first thrombolytic infusion catheters in November 1994, but did not generate significant revenues until it established a direct domestic sales force in the second half of 1995. The Company currently sells its products in selected international markets through a limited number of distributors. During September 1996 four of the Company's seven sales representatives left the Company to join three other companies. In the fourth quarter of 1996 the Company hired four new sales representatives to replace those who left plus one representative to cover an additional territory. The temporary reduction of the sales force had the effect of reducing the rate of growth of sales during the fourth quarter. The Company plans to increase its direct sales force in the United States and has hired a Director of International Operations in France to establish a sales presence outside North America. Any increase in the Company's direct sales force will require significant expenditures and additional management resources.

         To date virtually all the Company's revenues have been derived from sales of its initial infusion catheters and related accessories. The Company expects sales of these and similar products to provide the majority of the Company's revenues at least through 1997. Clinical trials of the Cragg Thrombolytic Brush are currently underway and market introduction is expected in 1997. However, there can be no assurance that FDA approval will be obtained or, if obtained, that the Company will be successful in generating sales of this or other future products. In addition, the Company expects to generate only minimal revenues in the European Community (EC) nations until it obtains CE Mark notification for its products and expands its sales and marketing activities in the EC. The Company received CE Mark notification for its existing products in April 1997.

         The Company's thrombolytic infusion catheters and sidehole infusion wire are currently manufactured by the Company at its facility in San Clemente, California. An end hole infusion wire and certain accessories are manufactured by contract manufacturers. During 1996 the

Company expanded its manufacturing facilities in order to provide sufficient capacity for future products, and to better control product costs and quality. Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the rate at which the Company establishes its international sales and distribution network, the progress of clinical trials, and the introduction of competitive products for diagnosis and treatment of neuro and peripheral vascular disease. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced sales growth in recent periods, there can be no assurance that, in the future, the Company will sustain sales growth or gain profitability on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts in the future.

         The Company currently manufactures product for stock and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a material backlog in the future.

RESULTS OF OPERATIONS

Three months ended March 31, 1997 and 1996

         Net sales for the quarter ended March 31, 1997 increased to $510,000 from $233,000 for the quarter ended March 31, 1996. The increase is the result of the growth in sales of its infusion products. International sales represented 3% of total sales for the quarter ended March 31, 1997 and 10% in the quarter ended March 31, 1996.

         Cost of sales increased to $490,000 for the quarter ended March 31, 1997 from $337,000 for the quarter ended March 31, 1996. The increase was attributable to the increase in sales as well as non-recurring production costs and inefficiencies associated with the rapid increase and expansion of production operations, and the expansion of the Company's manufacturing facilities in July 1996. The Company continues to incur high manufacturing overhead costs relative to sales.

         Research and development expenses, which include regulatory and clinical expenses, increased to $1.0 million for the quarter ended March 31, 1997 from $428,000 for the quarter ended March 31, 1996. The increase is primarily attributable to increases in the number of employees and increased expenditures related to development of the Liquid Embolic System ("LES") and the Cragg Thrombolytic Brush. The Company expects to significantly increase research and development costs in 1997, particularly for human clinical trials of the LES and development of its initial lines of neuro micro catheters.

         Selling, general and administrative expenses increased to $1.0 million for the quarter ended March 31, 1997 from $722,000 for the quarter ended March 31, 1996. This increase was primarily attributable to the result of the expansion of the direct sales force in the United States, establishment of a European office, development of marketing programs and materials in support of new product introductions and addition of administrative personnel.

         Net interest and other income and expense increased to $230,000 for the quarter ended March 31, 1997 from $14,000 for the quarter ended March 31, 1996 Included in other income for the quarter ended March 31, 1997, was nonrecurring income of $167,000 from the sale of common stock received in a 1996 sale of a privately held company in which MTI had held a minority interest. Net interest income also increased for the quarter ended March 31, 1997 from the quarter ended March 31, 1996 due to higher average cash balances in first quarter 1997.

         As a result of the items discussed above, the Company had a net loss of $1.8 million for the quarter ended March 31, 1997 compared to $1.2 million for the quarter ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $11.6 million at March 31, 1997. The Company has funded its operations from incorporation through March 1997 primarily through the private placement of equity securities, the net proceeds from its February 1997 initial public offering and through interest income and equipment financing. Through March 31, 1997, the Company had raised approximately $15.3 million from the private placement of equity securities. In February 1997 the Company completed an initial public offering of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million.

         As of March 31, 1997, the Company had cash, cash equivalents and short term investments of $12 million. Cash used in the Company's operations was $1.8 million for the quarter ended March 31, 1997 and $1.3 million for the quarter ended March 31, 1996 This increase relates to costs associated with increased levels of research and development activities, clinical trials, initial marketing of new products in the United States, establishment of initial direct marketing activities in Europe and additional general and administrative expenses required to support increased operations. The Company's capital expenditures were $108,000 during the quarter ended March 31, 1997 and $41,000 for the quarter ended March 31, 1996 which included equipment purchased under a lease-line of credit entered into in 1996. The agreement under the lease-line of credit provides financing on qualified equipment purchases through June 15, 1997 up to a maximum of $900,000 at an implicit rate of 14.23% for a 48 month term. Cash provided under the capital financing agreement was $15,000 for the quarter ended March 31, 1997 and $55,000 in the first quarter 1996. The Company plans to finance its capital and operational needs principally from its existing capital resources at March 31, 1997, and, to the extent available, from bank and lease financing.

         MTI believes current resources will be sufficient to fund its operations through 1997. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements will also depend on the demands created by the operational and development programs including requirements for domestic and international sales and marketing growth. The Company does not have any commitments for any future expansion of its manufacturing facilities nor is additional capacity anticipated for 1997. However, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on acceptable terms, which would have a material adverse effect on the Company's business, financial condition and results of operations.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

         THIS QUARTERLY REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE ORAL FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS OF THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE UNCERTAIN AND MAY BE IMPACTED BY THE FOLLOWING FACTORS, AMONG OTHERS, WHICH MAY CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENT. BECAUSE OF THESE AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION, THE COMPANY'S PAST PERFORMANCE SHOULD NOT BE CONSIDERED AN INDICATOR OF FUTURE PERFORMANCE AND INVESTORS SHOULD NOT USE HISTORICAL RESULTS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

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

         Limited Operating History; Absence of Profitability. The Company was incorporated in 1993. To date, the Company's business has generated limited product sales. From its inception through March 31, 1997, the Company incurred cumulative losses of approximately $11.6 million. The Company expects to incur additional losses as it expands its research and development, manufacturing and marketing efforts. No assurance can be given that the Company will achieve significant sales of its products or that such sales will lead to profitability. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to the introduction of its current and future products, or the Company's research and development, manufacturing and marketing efforts. Such delays or expenses could have a material adverse effect on the Company's business, operating results and financial condition.

         Possible Need for Additional Funds; Uncertainty of Additional Financing. The Company's operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures to increase. The Company believes that its existing capital resources and anticipated cash flow from planned operations should be adequate to satisfy its capital requirements through 1997. There can be no assurance, however, that the Company will not need additional capital before such time. The Company's need for additional financing will depend upon numerous factors, including the extent and duration of the Company's future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, and market and regulatory developments. The Company currently has no committed external sources of funds. To the extent that existing resources are insufficient to fund the Company's activities, the Company may seek to raise additional funds through public or private financing. There can be no assurance that additional financing will be available or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then-existing stockholders may result. If adequate funds are not available, the Company's business, operating results and financial condition may be materially adversely affected.

         Dependence on Patents and Proprietary Technology. The success of the Company will depend, in part, on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of others. The patent position of a medical device company may involve complex legal and factual issues. As of March 31, 1997, the Company held ten issued U.S. patents, one issued foreign patent and has eighteen U.S. and eight foreign patent applications pending. The Company's issued U.S. patents cover technology underlying the Cragg MicroValve, infusion wire, Cragg Thrombolytic Brush, Liquid Embolic System and carotid and intra-cerebral stent products. The expiration dates of these patents range from February 2009 to December 2015. The pending claims cover various aspects of its infusion catheter, infusion wire, Thrombolytic Brush, micro catheter, Liquid Embolic System, carotid and intra-cerebral stent technologies and non-vascular liquid embolic products. Each product area the Company is pursuing is covered by at least one issued and pending patent. There can be no assurance that issued patents will provide significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. There also can be no assurance that patents belonging to competitors will not require the Company to alter its technology and products, pay licensing fees or cease to market or develop its current or future technology and products. The Company also relies on trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire equivalent technology or that the Company can maintain such technology as trade secrets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. The failure of the Company to protect its intellectual property rights could have a material adverse effect on its business, operating results and financial condition.

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

         Government Regulation. The development, testing, manufacturing and marketing of MTI's products in the United States are regulated by the U.S. Food and Drug Administration ("FDA") as well as various state agencies. The FDA requires governmental clearance of such products before they are marketed. The process of obtaining FDA and other required regulatory clearances is lengthy, expensive and uncertain. Moreover, regulatory clearance, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, suspensions of approvals, product seizures, injunctions, recalls of products, operating restrictions and criminal prosecutions. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory approvals or requirements would have a material adverse effect on the Company's business, financial condition and results of operations. The offer and sale of the Company's current products required the submission of information to the FDA in the form of a 510(k) pre-market notification to substantiate label claims and to demonstrate "substantial equivalence" to a legally marketed Class I or II medical device or a Class III medical device for which the FDA has not called for premarket approvals ("PMAs"). Although the Company has received FDA clearance for many of these products, there can be no assurance that the Company will be able to obtain the necessary regulatory clearance for the manufacture and marketing of enhancements to its existing products or future products either in the United States or in foreign markets on a timely basis or at all. The Company has made modifications which affect 19 of its products covered under two 510(k) clearances, which modifications, the Company believes, do not affect the safety or efficacy of the products and thus, under FDA guidelines, do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or would not require the Company to submit a new 510(k) notice for any of the changes made to a device. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA. Utilization of the Company's LES may require submission of a PMA application to the FDA, which generally involves a substantially longer and less certain review process than that of a 510(k) pre-market notification. In either event, such approvals or clearances may require human clinical testing prior to any action on such products by the FDA. Based on the information presented by the Company regarding the material composition of the LES, the Company believes the LES would be regulated as a device. There can be no assurance, however, that upon more detailed review of the LES, the FDA will not at a later date determine that the LES should be regulated as a drug. Such a change could significantly delay the commercial availability of the LES and have a material adverse effect on the Company's business, operating results and financial condition. Delays in receipt of, or failure to receive, regulatory approvals or clearances to market such products, or loss of previously received approvals or clearances, would materially adversely affect the marketing of such products and the Company's business, operating results and financial condition.

         In the European Union, the Company will be required to obtain the certifications necessary to affix the CE Mark to its products by mid-1998 in order to commence or continue sales in member countries of the European Union. Although the CE Mark requirement for medical devices does not become effective until June 1998, the Company's experience to date in European Union countries is that the CE Mark is already necessary to achieve meaningful sales. The Company received the certifications necessary to affix the CE Mark to its existing products in April 1997. There can be no assurance, however, that the Company will be able to obtain such certifications for future products in a timely manner, if at all. In addition, federal, state, local and international government regulations regarding the manufacture and sale of health care products and diagnostic devices are subject to future change and additional regulations may be adopted which may materially adversely affect the Company's business, operating results and financial condition.

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

         Dependence Upon Key Personnel. The Company is dependent to a significant extent upon the contributions, experience and expertise of its founders, certain members of its management team and key consultants. The Company maintains a key-man life insurance policy in the amount of $1 million on the life of George Wallace, the Company's President and Chief Executive Officer; however, there can be no assurance that the Company's insurance is adequate. In addition, the Company's success will depend upon its ability to attract and retain additional highly qualified management, sales, technical, clinical and consulting personnel, particularly as the Company increases its manufacturing capability. The loss of the services of any of such key personnel or the inability to attract and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceeding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)    EXHIBITS

                See Index to Exhibits on Page 20 of this Quarterly Report on Form 10-QSB.

         (B)    REPORTS ON FORM 8-K

                No reports on Form 8-K were filed by the Company during the quarterly period ended March 31, 1997, and none were required.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MICRO THERAPEUTICS, INC.


Date:  May 14, 1997                                  By: /s/ THOMAS BERRYMAN
                                                         -----------------------
                                                         Thomas Berryman
                                                         Chief Financial Officer

                                  EXHIBIT INDEX

================================================================================
Exhibit                                                                    Page
Number                              Description                           Number
================================================================================
27.1             Financial Data Schedule
================================================================================