Form 10QSB
period 1997-06-30
MICRO THERAPEUTICS INC
filed 1997-08-14
CIK 311407

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO      .
                                                          --------  ------
                          Commission file number 0-6523

                            MICRO THERAPEUTICS, INC.
        (exact name of small business issuer as specified in its charter)

       Delaware                                      33-0569235
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

                                         YES   X  NO
                                             -----  -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


                Class                        Outstanding at August 13, 1997
                -----                        ------------------------------
     Common Stock, $.001 par value                     6,443,678



                               Page 1 of 21 Pages
                            Exhibit Index on Page 20

                            MICRO THERAPEUTICS, INC.
                              INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION                                                     Page Number

        Item 1.Financial Statements

               Balance Sheet as of June 30, 1997 (unaudited).................................3

               Statements of Operations (unaudited) for the three and six months ended June 30, 1997 and 1996...........................................4

               Statements of Cash Flows (unaudited) for the six months ended
               June 30, 1997 and 1996........................................................5

               Notes to Financial Statements (unaudited).....................................6

        Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................................7-18

PART II.       OTHER INFORMATION

        Item 1.       Legal Proceedings.....................................................18

        Item 6.       Exhibits and Reports on Form 8-K......................................18

SIGNATURES..................................................................................19

                            MICRO THERAPEUTICS, INC.

                                  BALANCE SHEET



                                                                          June 30,
                                                                            1997
                                                                         (Unaudited)
                                                                        ------------
                                           ASSETS:
Current assets:
   Cash and cash equivalents                                            $  2,465,649
   Short term investments                                                  7,500,301
   Accounts receivable                                                       269,999
   Inventories                                                               600,848
   Prepaid expenses and other current assets                                 228,730
                                                                        ------------

              Total current assets                                        11,065,527

Property and equipment, net of accumulated depreciation                      718,752
  of $454,054
Patents and licenses, net of accumulated amortization                        447,452
  of $34,387
Other assets                                                                  42,290
                                                                        ------------

              Total assets                                              $ 12,274,021
                                                                        ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Current portion of equipment line of credit                          $     59,296
   Accounts payable                                                          227,484
   Accrued liabilities                                                       383,400
                                                                        ------------

              Total current liabilities                                      670,180

Equipment line of credit                                                     179,562
                                                                        ------------

              Total liabilities                                              849,742
                                                                        ------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock $.001 par value, 5,000,000 shares                              -
      authorized, no shares issued and outstanding at June 30, 1997
    Common stock, $.001 par value, 20,000,000 shares
      authorized, 6,440,429 shares issued and outstanding at                   6,440
      June 30, 1997
   Additional paid-in-capital                                             25,248,844
   Unearned compensation                                                    (302,413)
   Accumulated deficit                                                   (13,528,592)
                                                                        ------------

              Total stockholders' equity                                  11,424,279
                                                                        ------------

              Total liabilities and stockholders' equity                $ 12,274,021
                                                                        ============


See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)
                                   -----------



                                             For the Three Months Ended            For the Six Months Ended
                                            June 30,            June 30,           June 30,          June 30,
                                              1997               1996               1997               1996
                                           -----------        -----------        -----------        -----------
Net sales                                  $   639,329        $   324,541        $ 1,149,368        $   557,454
Cost of sales                                  554,608            335,396          1,044,925            672,346
                                           -----------        -----------        -----------        -----------
        Gross profit (loss)                     84,721            (10,855)           104,443           (114,892)


Costs and expenses:
   Research and development                  1,057,939            452,333          2,079,336            880,114
   Selling, general & administrative         1,030,467            669,493          2,068,571          1,391,665
                                           -----------        -----------        -----------        -----------

        Total costs and expenses             2,088,406          1,121,826          4,147,907          2,271,779
                                           -----------        -----------        -----------        -----------

        Loss from operations                (2,003,685)        (1,132,681)        (4,043,464)        (2,386,671)

   Other income (expense), net                 122,782             29,585            353,212             43,985
                                           -----------        -----------        -----------        -----------

        Loss before provision for
        income taxes                        (1,880,903)        (1,103,096)        (3,690,252)        (2,342,686)
                                           -----------        -----------        -----------        -----------

Provision for income taxes                           -                800                800                800
                                           -----------        -----------        -----------        -----------

        Net loss                           ($1,880,903)       ($1,103,896)       ($3,691,052)       ($2,343,486)
                                           ===========        ===========        ===========        ===========

Net loss per common share and common
share equivalent                           ($     0.29)       ($     0.26)       ($     0.61)       ($     0.62)
                                           ===========        ===========        ===========        ===========

Weighted average common shares and
common share equivalents outstanding         6,520,000          4,222,000          6,009,000          3,792,000
                                           ===========        ===========        ===========        ===========


See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                   -----------


                                                       For the Six Months Ended
                                                      June 30,           June 30,
                                                       1997                 1996
                                                    ------------        ------------
Cash flows from operating activities:
   Net loss                                         ($ 3,691,052)       ($ 2,343,486)
   Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation and amortization                        178,942              84,136
    Compensation related to stock options                 55,054
    vesting
    Gain on sale of investment                          (167,456)
    Change in operating assets and
    liabilities:
      Accounts receivable                                (26,163)            (91,799)
      Inventories                                       (169,226)           (179,067)
      Prepaid expenses and other assets                   32,675             (90,305)
      Accounts payable                                    11,962             (32,520)
      Accrued liabilities                                 39,892              90,741
                                                    ------------        ------------
      Net cash used in operating activities           (3,735,372)         (2,562,300)

Cash flows from investing activities:
   Purchase of short-term investments                 (8,973,883)         (1,954,756)
   Sale of short-term investments                      1,473,582
   Additions to property and equipment                  (168,908)           (154,060)
   Additions to patents and licenses                    (133,697)            (32,026)
                                                    ------------        ------------
      Net cash used in investing activities           (7,802,906)         (2,140,842)

Cash flows from financing activities:
   Proceeds from issuance of common stock             10,340,586
   Proceeds from issuance of preferred stock                               8,121,540
   Costs of equity issuances                            (529,535)            (49,458)
   Proceeds from exercise of stock options                35,601               1,875
   Borrowings on equipment line of credit                 25,341             112,123
   Repayments on equipment line of credit                (25,213)             (5,625)
                                                    ------------        ------------
      Net cash provided by financing                   9,846,780           8,180,455
      activities

      Net increase (decrease) in cash and             (1,691,498)          3,477,313
      cash equivalents
Cash and cash equivalents at the beginning             4,157,147           2,417,644
of the period
                                                    ------------        ------------
Cash and cash equivalents at the end of the         $  2,465,649        $  5,894,957
period
                                                    ============        ============

Supplemental cash flow disclosures:
   Cash paid during the period for interest         $     15,100        $      3,444
                                                    ============        ============
   Cash paid during the period for income           $        800        $        800
   taxes
                                                    ============        ============

Supplemental schedule of non-cash activities:
   Conversion of preferred stock to common          $ 15,034,497
   stock
                                                    ============


See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Description Of The Company and Basis of Presentation:

    Micro Therapeutics, Inc. ("MTI" or the "Company") was incorporated in June 1993 in California and was reincorporated in Delaware in November 1996 to develop, manufacture and market minimally invasive medical devices for diagnosis and treatment of neuro and peripheral vascular diseases.

    The unaudited financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

    Certain expense reclassifications have been made to the prior period statements of operations to conform to the current period presentation.

2.   Summary Of Significant Accounting Policies:

    Unaudited Interim Financial Information:

    The financial information at June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Results of the quarter ended June 30, 1997 are not necessarily indicative of the results for the entire year.

    Short-Term Investments:

    The Company's short-term investments at June 30, 1997 consist primarily of funds invested in money market instruments and commercial paper and which have maximum maturities of six months. The carrying amount of these investments is at cost plus accrued interest which approximates market value. All short-term investments are held in the Company's name and custodied with one financial institution.

    Statements of Financial Accounting Standards Not Yet Adopted:

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires companies to adopt its provisions for fiscal years beginning after December 15, 1997 and requires restatement of all prior period earnings per share (EPS) data presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS. The implementation of SFAS No. 128 is not expected to have a material effect on the EPS data presented by the Company.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The implementation of SFAS No. 130 is not expected to have a material effect on the Company's results of operations.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the way that a public enterprise reports information about key revenue-producing segments in the annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The implementation of SFAS No. 131 is not expected to have a material effect on the Company's current reporting and disclosures.

3.  Sale of Common Stock:

    In February 1997, the Company completed its initial public offering of its common stock, in which 1,840,000 shares of common stock was sold, generating net proceeds of approximately $10 million. In connection with the offering, all 3,612,664 outstanding shares of preferred stock were converted into equal shares of common stock.

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

        The Company commenced U.S. commercial shipments of its first thrombolytic infusion catheters in November 1994, but did not generate significant revenues until it established a direct domestic sales force in the second half of 1995. The Company currently sells its products in selected international markets through a limited number of distributors. During September 1996, four of the Company's seven sales representatives left the Company to join three other companies. In the fourth quarter of 1996 the Company hired four new sales representatives to replace those who left plus one representative to cover an additional territory. The temporary reduction of the sales force had the effect of reducing the rate of growth of sales during the fourth quarter of 1996. During the months of June and July 1997, two sales representatives left the Company and two other sales representatives were terminated. The Company expects to hire two new representatives during the third quarter. In mid-July 1997, a Vice President of Sales and Marketing (a new position) was hired to direct the worldwide marketing efforts for the Company.

        To date, virtually all the Company's revenues have been derived from sales of its initial infusion catheters and related accessories. The Company expects sales of these and similar products to provide the majority of the Company's revenues at least through 1997. Approval of the Company's 510(k) market clearance application for the Cragg Thrombolytic Brush was received from the U.S. Food and Drug Administration ("FDA") on August 11, 1997, and U.S. market introduction is currently underway. However, there can be no assurance that the Company will be successful in generating sales of this or other future products. The Company received CE Mark certification for its existing products in May 1997. However, the Company is still in the process of formulating its sales and marketing strategy for the European Community ("EC") and, consequently, sales in EC member countries in the second quarter were minimal. During the second quarter of 1997 an investigational device exemption, sponsored by the University of California, Los Angeles, for study of the Company's EMBOLYX(TM) liquid embolic system for the endovascular treatment of arteriovenous malformations (AVMs) in the brain, received conditional approval from the FDA. This study is expected to commence in the third quarter of 1997.

   The Company's thrombolytic infusion catheters and sidehole infusion wire are currently manufactured by the Company at its facility in San Clemente, California. An endhole infusion wire and certain accessories are manufactured by contract manufacturers. During 1996 the Company expanded its manufacturing facilities in order to provide sufficient capacity for future products, and to better control product costs and quality. Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the rate at which the Company establishes its international sales and distribution network, the progress of clinical trials, and the introduction of competitive products for diagnosis and treatment of neuro and peripheral vascular disease. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced sales growth in recent periods, there can be no assurance that, in the future, the Company will sustain sales growth or gain profitability on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts.

        The Company currently manufactures product for stock and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a material backlog in the future.

RESULTS OF OPERATIONS

        Net sales in the second quarter ended June 30, 1997 increased 97% to $639,000 as compared to $325,000 in the second quarter 1996. The increase is the result of the growth in sales of infusion products. International sales represented 5% of total sales for the second quarter ended June 30, 1997 and 3% in the second quarter of June 30, 1996. Net sales for the six month period ended June 30, 1997 increased 106% to $1,149,000 as compared to $557,000 in the first half of 1996. International sales represented 4% and 6% of total sales for the six month periods ended June 30, 1997 and June 30, 1996, respectively. In 1996, sales were based on six product lines whereas in 1997, sales include eight lines (45 individual products).

        Cost of sales increased to $555,000 for the quarter ended June 30, 1997 from $335,000 in the second quarter 1996. Cost of sales increased to $1,045,000 for the six months ended June 30, 1997 from $672,000 in the same period of 1996. These increases were attributable to the increase in sales as well as inefficiencies associated with the increase and expansion of production operations, and the expansion of the Company's manufacturing facilities in July 1996. In the second quarter of 1997 the Company continued to achieve positive gross margins. However, the Company continues to incur high manufacturing overhead costs relative to sales, and there can be no assurance that positive gross margin will be maintained or improved.

        Research and development expenses, which include regulatory and clinical expenses, increased 134% from $452,000 in the second quarter of 1996 to $1,058,000 in the second quarter of 1997, and 136% from $880,000 in the first six months of 1996 to $2,079,000 in the first six months of 1997. These increases are primarily attributable to increases in the number of employees and increased expenditures related to development of EMBOLYX(TM) and its initial lines of neuro micro catheters. The Company expects to continue to significantly increase research and development costs during the remainder of 1997, particularly for human clinical trials of EMBOLYX(TM) and continued development of its neuro micro catheters.

        Selling, general and administrative expenses increased 54% from $669,000 in the second quarter of 1996 to $1,030,000 in the second quarter of 1997, and 49% from $1,392,000 in the first six months of 1996 to $2,069,000 in the first six months 1997. These increases were primarily attributable to the expansion of the direct sales force in the United States, establishment of a European office, development of marketing programs and materials in support of new product introductions, and addition of administrative personnel.

        Net interest and other income and expense increased from $30,000 in the second quarter 1996 to $123,000 in the second quarter 1997, and from $44,000 in the first six months of 1996 to $353,000 in the first six months of 1997. Included in other income for the first six months of 1997 was non-recurring income of $167,000 from the sale of common stock received in a 1996 sale of a privately held company in which MTI had held a minority interest. Net interest income increased for both periods in 1997, reflecting higher average cash balances in 1997 as a result of proceeds from the Company's initial public offering in February 1997.

        As a result of the items discussed above, the Company had a net loss of $1.9 million for the second quarter of 1997 compared to $1.1 million for the second quarter of 1996 and a net loss of $3.7 million for the first six months of 1997 compared to $2.3 million for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $13.5 million at June 30, 1997. The Company has funded its operations from incorporation through June 30, 1997 primarily through the private placement of equity securities and the net proceeds from its February 1997 initial public offering. Through June 30, 1997, the Company had raised approximately $15.3 million from the private placement of equity securities. In February 1997 the Company completed an initial public offering of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million.

        As of June 30, 1997, the Company had cash, cash equivalents and short term investments of $9,966,000. Cash used in the Company's operations was $3.7 million and $2.6 million for the six months ended June 30, 1997 and 1996, respectively. These increases relate to costs associated with increased levels of research and development activities, clinical trials, initial marketing of new products in the United States, establishment of initial direct marketing activities in Europe and additional general and administrative expenses required to support increased operations. The Company's capital expenditures were $169,000 and $154,000 for the six months ended 1997 and 1996, respectively. These expenditures include equipment acquired under a lease-line of credit entered into in 1996. The agreement under the lease-line of credit provides financing on qualified equipment purchases through June 15, 1997 up to a maximum of $900,000. A replacement lease-line is currently being negotiated. Cash provided under the capital financing agreement was $25,000 for the six months ended June 30, 1997 and $112,000 for the six months ended 1996. The Company plans to finance its capital and operational needs principally from its existing capital resources at June 30, 1997, and, to the extent available, from bank and lease financing.

        MTI believes current resources will be sufficient to fund its operations through 1997. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements will also depend on the demands created by its operational and development programs, including requirements for domestic and international sales and marketing growth. The Company is currently negotiating a lease-line of credit to replace its former lease-line which expired June 15, 1997. There can be no assurance that the Company will be successful in replacing its lease-line. The Company does not have any commitments for any future expansion of its manufacturing faculties nor is additional capacity anticipated for 1997. However, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on acceptable terms, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Early Stage of Development. The Company has only recently commercially introduced a number of products. Several of its key products are in the early stage of development. EMBOLYX(TM) has not yet entered clinical trials in the United States and the FDA has only recently approved the Company's 510(k) market clearance application covering the Cragg Thrombolytic Brush. Commercialization of the Company's products will depend on a number of factors, including the Company's ability to demonstrate the safety and efficacy of such products in the clinical setting. There can be no assurance that the Company's products will be safe and effective in clinical trials or will ultimately be cleared for marketing by U.S. or foreign regulatory authorities. Failure to develop safe and effective products, which are approved for sale on a timely basis, would have a material adverse effect on the Company's business, operating results and financial condition.

        Uncertainty of Market Acceptance. Even if the Company is successful in developing safe and effective products that have received marketing clearance, there can be no assurance that the Company's products will gain market acceptance. Acceptance of the Company's EMBOLYX(TM) and the Cragg Thrombolytic Brush will require the Company to satisfactorily address the needs of potential customers. The target customers for the Company's products are interventional radiologists and interventional neuroradiologists. However, there can be no assurance that acceptance of the Company's products by interventional radiologists and interventional neuroradiologists will translate into sales. In addition, no assurance can be given that the

Company's market share for its existing products will grow or that its products which have yet to be introduced will be accepted in the market. If the Company is unable to gain market acceptance of its current and future products, the Company's business, operating results and financial condition would be materially adversely affected.

        Rapid Technological Change; New Product Development. The markets for the Company's products are characterized by rapidly changing technologies and new product introductions and enhancements. In addition to the risks associated with market acceptance of the Company's products, the Company's success will depend to a significant extent upon its ability to enhance and expand the utility of its products and to develop and introduce innovative new products that gain market acceptance. Moreover, the Company may encounter technical problems in connection with its product development that could delay introduction of new products or product enhancements. There can be no assurance that new technologies, products or drug therapies developed by others will not reduce the demand for the Company's products. The Company maintains research and development programs to continually improve its product offerings, including adding new interventional devices. There can be no assurance however that such efforts will be successful or that other companies will not develop and commercialize products based on new technologies that are superior in either performance or cost-effectiveness to the Company's products.

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

        Limited Operating History; Absence of Profitability. The Company was incorporated in 1993. To date, the Company's business has generated limited product sales. From its inception through June 30, 1997, the Company incurred cumulative losses of approximately $13.5 million. The Company expects to incur additional losses as it expands its research and development, manufacturing and marketing efforts. No assurance can be given that the Company will achieve significant sales of its products or that such sales will lead to profitability. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to the introduction of its current and future products, or the Company's research and development, manufacturing and marketing efforts. Such delays or expenses could have a material adverse effect on the Company's business, operating results and financial condition.

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

        Dependence on Patents and Proprietary Technology. The success of the Company will depend, in part, on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of others. The patent position of a medical device company may involve complex legal and factual issues. As of June 30, 1997, the Company held twelve issued U.S. patents, one issued foreign patent and has nineteen U.S. and eighteen foreign patent applications pending. The Company's issued U.S. patents cover technology underlying the Cragg MicroValve, infusion wire, Cragg Thrombolytic Brush, EMBOLYX(TM) and carotid and intra-cerebral stent products. The expiration dates of these patents range from 2008 to 2014. The pending claims cover various aspects of its infusion catheter, infusion wire, thrombolytic brush, micro catheter, EMBOLYX(TM), and carotid and intra-cerebral stent technologies. Each product area the Company is pursuing is covered by at least one issued and pending patent. One of the patents used by the Company is currently licensed by the Company from Andrew Cragg, M.D. There can be no assurance that issued patents will provide significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. There also can be no assurance that patents belonging to competitors will not require the Company to alter its technology and products, pay licensing fees or cease to market or develop its current or future technology and products. The Company also relies on trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire equivalent technology or that the Company can maintain such technology as trade secrets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the

United States. The failure of the Company to protect its intellectual property rights could have a material adverse effect on its business, operating results and financial condition.

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

        Limited Marketing Experience; Lack of Distribution. The Company's sales force consists of five people in the United States and one person in Europe, all of whom have been with the Company for a limited time. The Company believes it will have to increase the number of sales personnel to fully cover its target markets. Recently, there has been an increase in competition for sales personnel experienced in interventional medical device sales and, as a result, the Company has experienced significant turnover in its sales force. There can be no assurance that the Company will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. The Company intends to market and sell its products outside the United States principally through distributors and believes that it will need to significantly expand its distributor network or develop its own sales force. The Company's ability to market its products in certain areas may depend on strategic alliances with marketing partners. There can be no assurance that the Company will be able to enter into distribution agreements on acceptable terms or at all, that such agreements will be successful in developing the Company's marketing capabilities or that the Company will be able to successfully develop a direct sales force. Such failure could have a material adverse effect on the Company's business, operating results and financial condition.

        Limited Manufacturing Experience. The Company's experience in manufacturing its products is limited. The Company anticipates that it will be necessary to expand its manufacturing capacity in connection with the continued commercialization of its products. Such commercialization may require the additional commitment of capital resources for facilities, tooling and equipment and for leasehold improvements. The Company expects that the expansion of its manufacturing capacity within the next fifteen months will be achieved from improved efficiencies, automation and the acquisition of additional tooling and equipment. The Company does not expect to require any expansion of its manufacturing facilities during the next fifteen months. Any delay or inability in expanding its manufacturing capacity or in obtaining the commitment of such resources could materially adversely affect the Company's manufacturing ability, business, operating results and financial condition.

        Government Regulation. The development, testing, manufacturing and marketing of MTI's products in the United States are regulated by the U.S. Food and Drug Administration

("FDA") as well as various state agencies. The FDA requires governmental clearance of such products before they are marketed. The process of obtaining FDA and other required regulatory clearances is lengthy, expensive and uncertain. Moreover, regulatory clearance, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, suspensions of approvals, product seizures, injunctions, recalls of products, operating restrictions and criminal prosecutions. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory approvals or requirements would have a material adverse effect on the Company's business, financial condition and results of operations. The offer and sale of the Company's current products required the submission of information to the FDA in the form of a 510(k) pre-market notification to substantiate label claims and to demonstrate "substantial equivalence" to a legally marketed Class I or II medical device or a Class III medical device for which the FDA has not called for premarket approvals ("PMAs"). Although the Company has received FDA clearance for many of these products, there can be no assurance that the Company will be able to obtain the necessary regulatory clearance for the manufacture and marketing of enhancements to its existing products or future products either in the United States or in foreign markets on a timely basis or at all. The Company has made modifications which affect 17 of its products covered under three 510(k) clearances, which modifications, the Company believes, do not affect the safety or efficacy of the products and thus, under FDA guidelines, do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or would not require the Company to submit a new 510(k) notice for any of the changes made to a device. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA. Utilization of the Company's EMBOLYX(TM) may require submission of a PMA application to the FDA, which generally involves a substantially longer and less certain review process than that of a 510(k) pre-market notification. In either event, such approvals or clearances may require human clinical testing prior to any action on such products by the FDA. Based on the information presented by the Company regarding the material composition of EMBOLYX(TM), the Company believes EMBOLYX(TM) would be regulated as a device. There can be no assurance, however, that upon more detailed review of EMBOLYX(TM), the FDA will not at a later date determine that it should be regulated as a drug. Such a change could significantly delay the commercial availability of EMBOLYX(TM) and have a material adverse effect on the Company's business, operating results and financial condition. Delays in receipt of, or failure to receive, regulatory approvals or clearances to market such products, or loss of previously received approvals or clearances, would materially adversely affect the marketing of such products and the Company's business, operating results and financial condition.

        In May 1997, the Company received CE Mark Certification, enabling the Company to sell its entire line of products in the 17 countries of the European Union. There can be no assurance, however, that the Company will be able to obtain such certifications for future products in a timely manner, if at all. In addition, federal, state, local and international government regulations regarding the manufacture and sale of health care products and diagnostic devices are subject to future change and additional regulations may be adopted which may materially adversely affect the Company's business, operating results and financial condition.

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

       (a) EXHIBITS

           See Index to Exhibits on Page 20 of this Quarterly Report on Form 10-QSB.

       (b) REPORTS ON FORM 8-K

           No reports on Form 8-K were filed by the Company during the quarterly period ended June 30, 1997, and none were required.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MICRO THERAPEUTICS, INC.



Date:  August 13, 1997                       By:     /s/ Thomas J. Berryman
                                                --------------------------------
                                                      Thomas J. Berryman
                                                   Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit                                                                  Page
Number                          Description                             Number
-------                         -----------                             ------
 27.1          Financial Data Schedule