Form 10QSB
period 1997-09-30
MICRO THERAPEUTICS INC
filed 1997-11-10
CIK 311407

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ________________ TO ________________.


                          Commission file number 0-6523


                            MICRO THERAPEUTICS, INC.
--------------------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)


         Delaware                                        33-0569235
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)


              1062 Calle Negocio #F, San Clemente, California 92673
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (714) 361-0616
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X      NO
                                   -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


              Class                          Outstanding at November 7, 1997
              -----                          -------------------------------
  Common Stock, $.001 par value                         6,489,591


                               Page 1 of 23 Pages
                            Exhibit Index on Page 22

                            MICRO THERAPEUTICS, INC.
                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION                                                         Page Number
         Item 1.Financial Statements

                Balance Sheet as of September 30, 1997 (unaudited)........................3

                Statements of Operations (unaudited) for the three and nine months ended September 30, 1997 and 1996..................................4

                Statements of Cash Flows (unaudited) for the nine months ended
                September 30, 1997 and 1996...............................................5

                Notes to Financial Statements (unaudited).................................6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................................7-18

PART II.       OTHER INFORMATION

        Item 1. Legal Proceedings........................................................19

        Item 2. Changes in Securities and Use of Proceeds................................19

        Item 6. Exhibits and Reports on Form 8-K.........................................20

SIGNATURES...............................................................................21

                            MICRO THERAPEUTICS, INC.

                                  BALANCE SHEET

                                                                                      September
                                                                                      30, 1997
                                                                                     (Unaudited)
                                                                                     -----------
                                     ASSETS:
Current assets:
    Cash and cash equivalents                                                       $  3,804,241
    Short term investments                                                             4,339,393
    Accounts receivable                                                                  364,601
    Inventories                                                                          590,363
    Prepaid expenses and other current assets                                            197,362
                                                                                    ------------
                  Total current assets                                                 9,295,960
Property and equipment, net of accumulated depreciation of                               657,420
                                                                                    $    537,669
Patents and licenses, net of accumulated amortization of $42,742                         550,088
Other assets                                                                              80,636
                                                                                    ------------
                  Total assets                                                      $ 10,584,104
                                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
    Current portion of equipment line of credit                                     $     61,431
    Accounts payable                                                                     149,799
    Accrued liabilities                                                                  425,769
                                                                                    ------------
                  Total current liabilities                                              636,999
Equipment line of credit                                                                 163,379
                                                                                    ------------
                  Total liabilities                                                      800,378
                                                                                    ------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock $.001 par value, 5,000,000 shares                                        --
        authorized, no shares issued and outstanding at
        September 30, 1997
     Common stock, $.001 par value, 20,000,000 shares
        authorized, 6,489,103 shares issued and outstanding at                             6,489
        September 30, 1997
    Additional paid-in capital                                                        25,227,859
    Unearned compensation                                                               (239,733)
    Accumulated deficit                                                              (15,210,889)
                                                                                    ------------
                  Total stockholders' equity                                           9,783,726
                                                                                    ------------
                  Total liabilities and stockholders' equity                        $ 10,584,104
                                                                                    ============

See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)
                                   -----------

                                           For the Three Months Ended        For the Nine Months Ended
                                           Sept. 30,        Sept. 30,        Sept. 30,        Sept. 30,
                                             1997             1996             1997             1996
                                          -----------      -----------      -----------      -----------
Net sales                                 $   727,475      $   411,536      $ 1,876,843      $   968,990
Cost of sales                                 519,930          443,312        1,564,855        1,115,658
          Gross profit (loss)                 207,545          (31,776)         311,988         (146,668)
Costs and expenses:
    Research and development                1,013,134          709,042        3,092,470        1,589,156
    Selling, general & administrative         983,851          911,448        3,052,422        2,303,113
                                          -----------      -----------      -----------      -----------
          Total costs and expenses          1,996,985        1,620,490        6,144,892        3,892,269
                                          -----------      -----------      -----------      -----------
          Loss from operations             (1,789,440)      (1,652,266)      (5,832,904)      (4,038,937)
    Other income (expense), net               107,143           74,528          460,355          118,513
                                          -----------      -----------      -----------      -----------
          Loss before provision for
          income taxes                     (1,682,297)      (1,577,738)      (5,372,549)      (3,920,424)
                                          -----------      -----------      -----------      -----------
Provision for income taxes                         --               --              800              800
                                          -----------      -----------      -----------      -----------
          Net loss                        ($1,682,297)     ($1,577,738)     ($5,373,349)     ($3,921,224)
                                          ===========      ===========      ===========      ===========
Net loss per common share and
common share equivalent                   ($     0.26)     ($     0.47)     ($     0.87)     ($     1.16)
                                          ===========      ===========      ===========      ===========
Weighted average common shares and
common share equivalents outstanding        6,558,000        3,382,000        6,185,000        3,379,000
                                          ===========      ===========      ===========      ===========


See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                   -----------


                                                           For the Nine Months Ended
                                                      ----------------------------------
                                                        Sept. 30,             Sept. 30,
                                                          1997                  1996
                                                      -------------         ------------
Cash flows from operating activities:

    Net loss                                          $ (5,373,349)         $ (3,921,224)
    Adjustments to reconcile net loss to cash
    used in
     operating activities:

     Depreciation and amortization                         273,336               144,156
     Compensation related to stock options                  73,895                78,933
     vesting

     Gain on sale of investment                           (167,456)                   --
     Loss on sale of fixed assets                               14                    --
     Change in operating assets and
     liabilities:

        Accounts receivable                               (120,765)             (115,036)
        Inventories                                       (158,741)             (228,164)
        Prepaid expenses and other assets                   64,044               (98,933)
        Accounts payable                                   (65,723)               44,211
        Accrued liabilities                                 82,261                73,511
                                                      ------------          ------------
        Net cash used in operating activities           (5,392,484)           (4,022,546)

Cash flows from investing activities:

    Purchase of short-term investments                 (10,200,076)           (3,717,316)
    Sale of short-term investments                       5,860,683                    --
    Additions to property and equipment                   (194,379)             (458,249)
    Sale of property and equipment                             750                    --
    Additions to patents and licenses                     (244,687)              (77,044)
    Additions to other assets                              (38,348)                   --
                                                      ------------          ------------
        Net cash used in investing activities           (4,816,057)           (4,252,609)

Cash flows from financing activities:

    Proceeds from issuance of common stock              10,340,586                    --
    Proceeds from issuance of preferred stock            8,121,540                    --
    Costs of equity issuances                             (529,535)              (49,458)
    Payment of deferred offering costs                     (61,143)                   --
    Proceeds from exercise of stock options                 58,504                 3,150
    Borrowings on equipment line of credit                  25,341               206,343
    Repayments on equipment line of credit                 (39,261)              (15,170)
                                                      ------------          ------------
        Net cash provided by financing activities        9,855,635             8,205,262

        Net decrease in cash and cash equivalents         (352,906)              (69,893)

Cash and cash equivalents at the beginning
    of the period                                        4,157,147             2,417,644
                                                      ------------          ------------
Cash and cash equivalents at the end of
the period                                            $  3,804,241          $  2,347,751
                                                      ============          ============

Supplemental cash flow disclosures:

    Cash paid during the period for interest          $     22,268          $      9,779
                                                      ============          ============
    Cash paid during the period for income taxes      $        800          $        800
                                                      ============          ============

Supplemental schedule of non-cash activities:

    Conversion of preferred stock to common stock     $ 15,034,497                    --
    Deferred offering costs                           $     68,978                    --
    Unearned compensation related to stock
      options granted                                 $    485,700                    --


See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

2.   Summary of Significant Accounting Policies:

     Unaudited Interim Financial Information:

     The financial information at September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Results of the quarter ended September 30, 1997 are not necessarily indicative of the results for the entire year.

     Short-Term Investments:

     The Company's short-term investments at September 30, 1997 consist primarily of funds invested in money market instruments and commercial paper and which have maximum maturities of six months. The carrying amount of these investments is at cost plus accrued interest which approximates market value. All short-term investments are held in the Company's name and custodied with one financial institution.

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

     In June 1997, the FSAB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the way that a public enterprise reports information about key revenue-producing segments in the annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The implementation of SFAS No. 131 is not expected to have a material effect on the Company's current reporting and disclosures.

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

        The Company commenced U.S. commercial shipments of its first thrombolytic infusion catheters in November 1994, but did not generate significant revenues until it established a direct domestic sales force in the second half of 1995. The Company currently sells its products in selected international markets through a limited number of distributors. During September 1996, four of the Company's seven sales representatives left the Company. In the fourth quarter of 1996 the Company hired four new sales representatives to replace those who left, plus one representative to cover an additional territory. The temporary reduction of the sales force reduced sales growth during the fourth quarter of 1996. During the months of June and July 1997, two sales representatives left the Company and two other sales representatives were terminated. The Company hired two new representatives in the latter part of the third quarter. In July 1997, a Vice President of Sales and Marketing (a new position) was hired to direct the worldwide marketing efforts for the Company.

        To date, the majority of the Company's revenues have been derived from sales of its peripheral infusion catheters, wires and related accessories. The Company expects sales of these and similar products to provide the majority of the Company's revenues through 1997. Approval of the Company's 510(k) market clearance application for the Cragg Thrombolytic Brush was received from the U.S. Food and Drug Administration ("FDA") in August 1997, and U.S. market introduction has been initiated. The Company received CE Mark certification for its existing products in May 1997. However, the Company is still in the process of formulating its sales and marketing strategy for the European Union ("EU") and, consequently, sales in EU member countries in the third quarter were minimal. During the second quarter of 1997 an investigational device exemption, sponsored by the University of California, Los Angeles ("UCLA"), for study of the Company's EMBOLYX(TM) liquid embolic system for the endovascular treatment of arteriovenous malformations (AVMs) in the brain, received conditional approval from the FDA and final approval was received in July 1997. Commencement of human trials at UCLA are anticipated in the fourth quarter of 1997. In September 1997, a U.S. patent was issued to the Company which covers novel material compositions of EMBOLYX and methods of its use to embolize (block) blood vessels in the treatment of neurovascular disorders of the brain associated with stroke.

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

        The Company currently manufactures products for stock and ships products shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a significant backlog in the future.

RESULTS OF OPERATIONS

        Net sales in the third quarter ended September 30, 1997 increased 77% to $727,000 as compared to $412,000 in the third quarter of 1996. The increase is primarily the result of the growth in sales of infusion products. International sales represented 2% of total sales for both the third quarter ended September 30, 1997 and third quarter ended September 30, 1996. Net sales for the nine month period ended September 30, 1997 increased 94% to $1,877,000 as compared to $969,000 for the corresponding period in 1996. International sales represented 3% and 4% of total sales for the nine month periods ended September 30, 1997 and September 30, 1996, respectively.

        Cost of sales increased to $520,000 for the quarter ended September 30, 1997 from $443,000 in the third quarter of 1996. Cost of sales increased to $1,565,000 for the nine months ended September 30, 1997 from $1,116,000 in the corresponding period of 1996. These increases were attributable to the increase in sales, offset in part by a reduction of inefficiencies associated with the increase and expansion of production operations, and the expansion of the Company's manufacturing facilities in July 1996. In the third quarter of 1997 the Company continued to achieve positive gross margins. However, the Company continues to incur high manufacturing overhead costs relative to sales, and there can be no assurance that positive gross margins will be maintained or improved.

        Research and development expenses, which include regulatory and clinical expenses, increased 43% from $709,000 in the third quarter of 1996 to $1,013,000 in the third quarter of 1997, and 95% from $1,589,000 in the first nine months of 1996 to $3,092,000 in the first nine months of 1997. These increases are primarily attributable to increases in the number of employees and increased expenditures related to development of EMBOLYX(TM) and its initial lines of neuro micro catheters. The Company expects to continue to significantly increase research and development costs during the remainder of 1997 particularly for human clinical trials of EMBOLYX(TM) and continued development of its neuro micro catheters.

        Selling, general and administrative expenses increased 8% from $911,000 in the third quarter of 1996 to $984,000 in the third quarter of 1997, and 33% from $2,303,000 in the first nine months of 1996 to $3,052,000 in the first nine months of 1997. The increases in the nine month period ended September 30, 1997 were primarily attributable to the expansion of the Company's direct sales force in the United States, establishment of a European office, development of marketing programs and materials in support of new product introductions, and addition of administrative personnel.

        Other income and expense increased from $75,000 in the third quarter of 1996 to $107,000 in the third quarter of 1997, and from $119,000 in the first nine months of 1996 to $460,000 in the first nine months of 1997. Included in other income for the first nine months of 1997 was non-recurring income of $167,000 from the sale of common stock received in a 1996 sale of a privately held company in which MTI had held a minority interest. Net interest income increased for both periods in 1997, reflecting higher average cash balances in 1997 as a result of proceeds from the Company's initial public offering in February 1997.

        As a result of the items discussed above, the Company had a net loss of $1.7 million for the third quarter of 1997 compared to $1.6 million for the third quarter of 1996 and a net loss of $5.4 million for the first nine months of 1997 compared to $3.9 million for the corresponding period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $15.2 million at September 30, 1997. The Company has funded its operations from incorporation through September 30, 1997 primarily through the private placement of equity securities and the net proceeds from its February 1997 initial public offering. Through September 30, 1997, the Company had raised approximately $15.3 million from the private placement of equity securities. In February 1997 the Company completed an initial public offering of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million.

        As of September 30, 1997, the Company had cash, cash equivalents and short term investments of $8,144,000. Cash used in the Company's operations was $5.4 million and $3.9 million for the nine months ended September 30, 1997 and 1996, respectively. These increases relate to costs associated with increased levels of research and development activities, clinical trials, initial marketing of new products in the United States, establishment of initial direct marketing activities in Europe and additional general and administrative expenses required to support increased operations. The Company's capital expenditures were $194,000 and $458,000 for the nine months ended 1997 and 1996, respectively. These expenditures include equipment acquired under a lease-line of credit entered into in 1996. The agreement under the lease-line of credit provided financing of up to $900,000 on qualified equipment purchases through June 15, 1997. The Company plans to finance its capital and operational needs principally from its existing capital resources at September 30, 1997, and, to the extent available, from bank and lease financing.

There can be no assurance, however, that such financing options will be available to the Company, or, if available, will be upon terms acceptable to the Company.

        MTI believes current resources will be sufficient to fund its operations into 1998. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements will also depend on the demands created by its operational and development programs, including requirements for domestic and international sales and marketing growth. The Company does not have any commitments for any future expansion of its manufacturing faculties nor is additional capacity anticipated for the remainder of 1997. However, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on acceptable terms, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Early Stage of Development. The Company has only recently commercially introduced a number of products. Several of its key products are in the early stage of development. EMBOLYX(TM) has not yet entered clinical trials in the United States. The FDA approved the Company's 510(k) market clearance application covering the Cragg Thrombolytic Brush in mid August. Commercialization of the Company's products will depend on a number of factors, including the Company's ability to demonstrate the safety and efficacy of such products in the clinical setting. There can be no assurance that the Company's products will be safe and effective in clinical trials or will ultimately be cleared for marketing by U.S. or foreign regulatory authorities. Failure to develop safe and effective products, which are approved for sale on a timely basis, would have a material adverse effect on the Company's business, operating results and financial condition.

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

        Limited Operating History; Absence of Profitability. The Company was incorporated in 1993. To date, the Company's business has generated limited product sales. From its inception through September 30, 1997, the Company incurred cumulative losses of approximately $15.2 million. The Company expects to incur additional losses as it expands its research and development, manufacturing and marketing efforts. No assurance can be given that the Company will achieve significant sales of its products or that such sales will lead to profitability. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to the introduction of its current and future products, or the Company's research and development, manufacturing and marketing efforts. Such delays or expenses could have a material adverse effect on the Company's business, operating results and financial condition.

        Need for Additional Funds; Uncertainty of Additional Financing. The Company's operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures to increase. The Company believes that its existing capital resources and anticipated cash flow from planned operations should be adequate to satisfy its capital requirements into 1998. There can be no assurance, however, that the Company will not need additional capital before such time. The Company's need for additional financing will depend upon numerous factors, including the extent and duration of the Company's future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, and market and regulatory developments. The Company currently has no committed external sources of funds. To the extent that existing resources are insufficient to fund the Company's activities, the Company may seek to raise additional funds through public or private financing. There can be no assurance that additional financing will be available or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then-existing stockholders may result. If adequate funds are not available, the Company's business, operating results and financial condition may be materially adversely affected.

        Dependence on Patents and Proprietary Technology. The success of the Company will depend, in part, on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of others. The patent position of a medical device company may involve complex legal and factual issues. As of October 21, 1997, the Company held 14 issued U.S. patents, one issued foreign patent and has 28 U.S. and nine foreign patent applications pending. The Company's issued U.S. patents cover technology underlying the Cragg MicroValve, infusion wire, Cragg Thrombolytic Brush,

EMBOLYX(TM) and carotid and intra-cerebral stent products under development. The expiration dates of these patents range from 2008 to 2014. The pending patent applications cover various aspects of its infusion catheter, infusion wire, thrombolytic brush, micro catheter, EMBOLYX(TM), and carotid and intra-cerebral stent technologies. Each product area the Company is pursuing is covered by at least one issued and pending patent. One of the patents used by the Company is currently licensed by the Company from Andrew Cragg, M.D. There can be no assurance that issued patents will provide significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. There also can be no assurance that patents belonging to competitors will not require the Company to alter its technology and products, pay licensing fees or cease to market or develop its current or future technology and products. The Company also relies on trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire equivalent technology or that the Company can maintain such technology as trade secrets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. The failure of the Company to protect its intellectual property rights could have a material adverse effect on its business, operating results and financial condition.

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

        Limited Marketing Experience; Lack of Distribution. The Company's sales force consists of six people in the United States and one person in Europe, all of whom have been with the Company for a limited time. The Company believes it will have to increase the number of sales personnel to fully cover its target markets. Recently, there has been an increase in competition for sales personnel experienced in interventional medical device sales and, as a result, the Company has experienced significant turnover in its sales force. There can be no assurance that the Company will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. The Company intends to market and sell its products outside the United States principally through distributors and believes that it will need to significantly expand its distributor network or develop its own sales force. The Company's ability to market its products in certain areas may depend on strategic alliances with marketing partners. There can be no assurance that the Company will be able to enter into distribution agreements on acceptable terms or at all, that such agreements will be successful in developing the Company's marketing capabilities or that the Company will be able to successfully develop a direct sales force. Such failure could have a material adverse effect on the Company's business, operating results and financial condition.

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

        Government Regulation. The development, testing, manufacturing and marketing of MTI's products in the United States are regulated by the U.S. Food and Drug Administration ("FDA") as well as various state and foreign agencies. The FDA requires governmental clearance of such products before they are marketed. The process of obtaining FDA and other required regulatory clearances is lengthy, expensive and uncertain. Moreover, regulatory clearance, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, suspensions of approvals, product seizures, injunctions, recalls of products, operating restrictions and criminal prosecutions. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory approvals or requirements would have a material adverse effect on the Company's business, financial condition and results of operations. The offer and sale of the Company's current products required the submission of information to the FDA in the form of a 510(k) pre-market notification to substantiate label claims and to demonstrate "substantial equivalence" to a legally marketed Class I or II medical device or a Class III medical device for which the FDA has not called for premarket approvals ("PMAs"). Although the Company has received FDA clearance for many of these products, there can be no assurance that the Company will be able to obtain the necessary regulatory clearance for the manufacture and marketing of enhancements to its existing products or future products either in the United States or in foreign markets on a timely basis or at all. The Company has made modifications which affect some of its products covered under three 510(k) clearances, which modifications, the Company believes, do not affect the safety or efficacy of the products and thus, under FDA guidelines, do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or would not require the Company to submit a new 510(k) notice for any of the changes made to a device. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA. Commercialization of the Company's EMBOLYX(TM) may require submission of a PMA application to the FDA, which generally involves a substantially longer and less certain review process than that of a 510(k) pre-market notification. In either event, such approvals or clearances may require human clinical testing prior to any action on such products by the FDA. Based on the information presented by the Company regarding the material composition of EMBOLYX(TM), the Company believes EMBOLYX(TM) would be regulated as a device. There can be no assurance, however, that upon more detailed review of EMBOLYX(TM), the FDA will not at a later date determine that it should be regulated as a drug. Such a change could significantly delay the commercial availability of EMBOLYX(TM) and have a material adverse effect on the Company's business, operating results and financial condition. Delays in receipt of, or failure to receive, regulatory approvals or clearances to market such products, or loss of previously received approvals or clearances, would materially adversely affect the marketing of such products and the Company's business, operating results and financial condition.

        In May 1997, the Company received CE Mark Certification, enabling the Company to sell its entire line of existing products in the 17 countries of the European Union. There can be no assurance, however, that the Company will be able to obtain such certifications for future products in a timely manner, if at all. In addition, federal, state, local and international government regulations regarding the manufacture and sale of health care products and diagnostic devices are subject to future change and additional regulations may be adopted which may materially adversely affect the Company's business, operating results and financial condition.

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

        Possible Volatility of Stock Price. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may materially adversely affect the market price of the Company's Common Stock. In addition, the market price of the shares of Common Stock is likely to be highly volatile. Factors such as fluctuations in the Company's results of operations, failure of such results of operations to meet the expectations of public market analysts and investors, timing and announcements of technological innovations or new products by the Company or its competitors, FDA and foreign regulatory actions, developments with respect to patents and proprietary rights, timing and announcements of developments, including clinical trials related to the Company's products, public concern as to the safety of technology and products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, the medical device industry generally and general market conditions may have a material adverse effect on the market price of the Common Stock. In addition, it is likely that during a future quarterly period, the Company's results of operations will fail to meet the expectations of stock market analysts and investors and, in such event, the Company's stock price could be materially and adversely affected.

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               The Company is not a party to any material legal proceeding.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

        (d)  Use of Proceeds

        The Company effected a registration with the Securities and Exchange Commission Form SB-2, Registration No. 333-17345 (the "Registration Statement"), whereby the Company registered up to 2,300,000 shares of its Common Stock. On February 18, 1997, the Registration Statement was declared effective by the Securities and Exchange Commission. On February 21, 1997, the Company completed its initial public offering of Common Stock (the "IPO") by consummating the sale of 1,600,000 shares of its Common Stock to the underwriters identified in the Registration Statement, UBS Securities and Volpe, Welty & Company serving as the representatives thereof. The price of the Company's Common Stock was $6.00 per share, less underwriting discounts and commissions of $.42 per share. The Company received proceeds of $8.9 million (net of underwriters' discounts and commissions), from the sale of such shares of Common Stock before deducting offering expenses. Effective upon the closing of the IPO, all of the outstanding shares of Convertible Preferred Stock of the Company were converted into 3,612,664 shares of Common Stock and all accrued dividends payable thereon were reversed and eliminated.

        On March 3, 1997, the underwriters of the Company's IPO exercised their option to purchase an additional 240,000 shares of Common Stock directly from the Company at a price of $6.00 per share, less underwriting discounts and commissions of $.42 per share. The Company received net proceeds of $1.3 million (net of underwriters' discounts and commissions), before other offering expenses, from the sale of the Common Stock pursuant to the exercise of such option.

        In conjunction with completing the IPO, the Company incurred total direct offering expenses of approximately $758,000, all of which were payable to third parties. Total net proceeds to the Company from the IPO and the exercise of the over-allotment option, after deducting underwriting discounts and commissions and total direct offering expenses, were approximately $9.5 million.

        The Company has used approximately $1.4 million for working capital purposes all of which was paid directly to unrelated third parties. The remaining net proceeds of the offering, equal to approximately $8.1 million, have been invested (in short-term investments grade money market instruments).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)   EXHIBITS

        See Index to Exhibits on Page 22 of this Quarterly Report on Form
10-QSB.

        (B)   REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Company during the quarterly period ended September 30, 1997, and none were required.

                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MICRO THERAPEUTICS, INC.

Date: November 7, 1997                        By: /s/ Thomas J. Berryman
                                                  ------------------------------
                                                      Thomas J. Berryman
                                                      Chief Financial Officer

                                  EXHIBIT INDEX


       Exhibit                                                     Page
       Number      Description                                    Number
       -------     -----------                                  ------------
        27.1       Financial Data Schedule