Form 10KSB
period 1997-12-31
MICRO THERAPEUTICS INC
filed 1998-03-31
CIK 311407

                                 UNITED STATES
                       SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                  FORM 10-KSB

(Mark One)

    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCXHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-6523
                         -------------------------------

                            MICRO THERAPEUTICS, INC.
                 (Name of Small Business Issuer in its charter)

                   Delaware                                     33-0569235
         (State or other jurisdiction                        (I.R.S. Employer
       of incorporation or organization)                    Identification No.)

1062 Calle Negocio #F, San Clemente, California                    92673
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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90
days. YES [X]   NO [ ]

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

        Issuer's revenues for its most recent fiscal year were $2,714,047.

        As of March 23, 1998, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold on such date, was approximately $31,330,000.

      6,591,890 shares of Common Stock were outstanding at March 23, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Information required under Items 9, 10 11 and 12 of Part III hereof are incorporated by reference to portions of the registrants's definitive Proxy Statement to be filed in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held May 29, 1998.

                                     PART I

ITEM 1.  BUSINESS

        Micro Therapeutics, Inc. ("MTI" or the "Company") develops, manufactures and markets minimally invasive medical devices for the diagnosis and treatment of vascular disease. MTI focuses its efforts in two underserved markets: (i) the treatment of neuro vascular disorders of the brain associated with stroke; and
(ii) the treatment of peripheral vascular disease, including blood clot therapy in hemodialysis access grafts, arteries and veins. The Company's objective is to provide physicians with new interventional treatment alternatives which improve outcomes, reduce costs, shorten procedure times, reduce drug usage and allow access to difficult-to-reach anatomical locations. The Company currently markets more than seventy products for the treatment of peripheral vascular disease and will introduce products to treat neuro vascular disease in 1998.

        The Company's products and products under development in the neuro vascular market designed to address stroke include: (i) a range of infusion micro catheters incorporating shaft designs and innovative materials, which allow access to the smallest, most remote blood vessels; and (ii) the EMBOLYX(TM) Liquid Embolic System ("LES"), which combines a unique material and special purpose micro catheters designed to treat aneurysms and arteriovenous malformations ("AVMs"). The Company's products in the peripheral vascular market, designed for less invasive treatment of blood clots, include: (i) a broad offering of infusion catheters, micro catheters and infusion wires; and
(ii) the Cragg Thrombolytic Brush and the Castaneda Over-The-Wire Brush, designed for rapid interventional clot disruption and dissolution through mechanical mixing of a thrombolytic drug with the clot.

BACKGROUND

        Vascular disease is, by Company estimates, the leading cause of death in the industrialized world, and, according to Medical Data International, Inc. ("MDI"), is responsible for over 40% of all deaths in the United States. Vascular disease may occur in any part of the body, and is generally manifested as an occlusion or rupture in a vessel. The vascular disease market consists of three segments, defined by anatomical location: cardiovascular disease, or disease of the coronary arteries; neuro vascular disease, or disease of the vessels in the brain; and peripheral vascular disease, or disease in blood vessels throughout the rest of the body. MTI is focused on the two segments it believes to be underserved: neuro vascular and peripheral vascular disease.

  Neuro Vascular Disease

        The Company believes that the leading complication of neuro vascular disease is stroke, the diminished blood flow to critical regions of the brain. A significant need for effective stroke therapy exists because of the severity of the disorder, its prevalence in society, the inadequacy of current therapies and the high cost of treatment and care. Acute stroke is the third leading cause of death in the United States and a major cause of long-term disability, with an estimated annual cost of over $30 billion, according to the National Stroke Association. There are approximately 500,000 cases of stroke per year in the United States, of which approximately one-third of the victims die as a result of the event and another one-third become severely and permanently disabled, according to the National Stroke Association. Over three million people in the United States are stroke survivors and stroke is the leading cause of disability among adults, according to an article published in Neurology. The disabilities caused by stroke include paralysis, coma, impaired cognition, reduced coordination, loss of visual acuity, loss of speech, loss of sensation or a combination of these effects. Currently, no medical intervention exists that can reverse the brain damage resulting from stroke.

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

  Peripheral Vascular Disease

        According to MDI, approximately eight million people have been diagnosed with peripheral vascular disease in the United States, of which an estimated one million are treated annually. Generally, these patients suffer from degenerative atherosclerosis or blood clots, the same process that produces coronary artery disease. For patients diagnosed with peripheral vascular disease, there is currently no therapeutic regimen employed to halt the degenerative process.

        Vascular obstruction, or the resulting lack of blood flow, can lead to skin discoloration, pain, ulceration, swelling or a change in blood chemistry, and can result in the loss of limb and even death. These symptoms are most often present in the legs and arms and may also develop in the neck and torso.

        Thrombosis, or the stagnation and clotting of blood, most often occurs at locations in blood vessels where the flow of blood has become restricted. This is most evident in vascular grafts, at the anastomosis, the site where the artificial graft is joined to the native vessel. Blood clots may form at the point of narrowing or may originate elsewhere in the cardiovascular system, break off, travel downstream and lodge in a smaller peripheral vessel, decreasing or completely blocking flow. Unless this condition is alleviated, tissue ischemia and gangrene can occur.

        One common site for vascular obstruction is in hemodialysis access grafts. According to the Health Care Financing Administration, hemodialysis access grafts have been surgically implanted in approximately 183,000 kidney dialysis patients in the United States. These grafts are used as the access site for dialysis needles which are inserted to withdraw and return blood from a dialyzer, a procedure performed every 2-3 days for each patient. These hemodialysis access grafts occlude over time and, according to an article published in the Journal of Surgical Research, fail approximately every 5-10 months, requiring treatment.

        According to MDI, thrombosis in peripheral arteries affects approximately 500,000 people per year in the United States. Approximately 200,000 of these patients receive surgical or interventional treatment, as estimated by the Company.

        Clotting of the deep veins in the lower extremities and torso is commonly referred to as deep venous thrombosis ("DVT"). DVT and other venous thrombosis associated with superficial veins are, according to an article published in Cardiology Clinics, responsible for approximately 250,000 hospitalizations annually in the United States and approximately 600,000 additional cases result from long-term hospital stays, according to the American Medical Association and an article published in American Family Physician. Currently, the vast majority of treatment consists of oral medication and exercise. However, there are a small number of patients receiving interventional treatment consisting of catheter directed thrombolysis over several days, as an inpatient. This is extremely costly, but has been successful for acute cases of DVT. Surgical removal of the obstruction is not considered to be a desirable treatment alternative for DVT because of the potential injury to the vein.

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

PRODUCTS

        The following table sets forth the Company's principal products and products under development and their current status:

              PRODUCT LINE                   U.S. STATUS               INTERNATIONAL STATUS
              ------------                   -----------               --------------------
NEURO VASCULAR-STROKE THERAPY

Micro Catheters

EASY RIDER(TM)Infusion                   510(k) submitted 1997         CE Mark in 1998

FLOW RIDER(TM)Flow Directed Infusion     510(k) submitted 1998         CE Mark in 1998

EMBOLYX(TM)Liquid Embolic System         510(k) submission             Clinical trials in 1998;
                                         expected 1998                 Submission for CE Mark
                                                                       expected 1998

PERIPHERAL VASCULAR-BLOOD
CLOT THERAPY

Infusion Catheters

Cragg-McNamara Valved
     Tip Sidehole Infusion              510(k) approved; 27 models    Marketed in seven countries;
                                        currently marketed            CE Mark in 1997

MicroMewi Sidehole                      510(k) approved; 5 models     CE Mark in 1997
                                        currently marketed

Mewi-5                                  510(k) approved; 18 models    CE Mark in 1998
                                        currently marketed

Infusion Wires

ProStream Multiple Sidehole             510(k) approved; 8 models     CE Mark in 1997
                                        currently marketed

ProStream End Hole                      510(k) approved; 2 models     CE Mark in 1997
                                        currently marketed

MECHANICAL THROMBOLYSIS

Cragg Thrombolytic Brush                510(k) approved;              Marketed in six countries;
                                        currently marketed            CE Mark in 1997

Castaneda OTW Brush                     510(k) approved;              CE Mark in 1998
                                        currently marketed

NEURO VASCULAR--STROKE THERAPY PRODUCTS

  Micro Catheters

        The Company has developed a line of micro catheters incorporating unique shaft designs and innovative materials which allow access to small, remote vessels in the brain. These micro catheters may be used for infusion of drugs to dissolve blood clots associated with thromboembolic stroke, and to deliver the EMBOLYX(TM) liquid embolic material used to embolize AVM's and aneurysms.

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

        Of the 325,000 patients who experience thromboembolic stroke each year, the Company estimates that 150,000 of these patients could be treated by interventional procedures with early intervention, patient selection and improved micro catheters. The Company's EASY RIDER(TM) and FLOW RIDER(TM) micro catheters may be used for infusion of thrombolytic drugs to dissolve blood clots.

        The Company has submitted 510(k) applications for its neuro micro catheters and plans to introduce these products in 1998. Neuro micro catheters historically have gained market clearance via the 510(k) process. Clinical data has not been provided in support of neuro micro catheter 510(k) submissions.

EMBOLYX(TM)  Liquid Embolic System

        The Company's proprietary EMBOLYX(TM) Liquid Embolic System ("LES"), currently under development, is designed for rapid and controlled embolization of aneurysms and AVMs. The EMBOLYX(TM) System consists of unique biomaterials and special purpose micro catheters. The micro catheters are used to deliver the material, in liquid form, to small remote blood vessels in the brain where it fills a vascular defect and transforms into a solid polymer cast. The EMBOLYX(TM) System offers a unique form, fill and seal approach to the interventional treatment of aneurysms or AVMs associated with hemorrhagic stroke.

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

        In an EMBOLYX(TM) procedure, the micro catheter is positioned at the embolization site and the material is delivered with a single injection. The EMBOLYX(TM) material is visible under fluoroscopy and thus the interventionalist is able to see and continuously monitor the penetration and location of the material. When the vascular defect is completely filled with the polymer cast, the delivery catheter is removed. Since the EMBOLYX(TM) material is nonadhesive, the controlled injection and filling of the vascular defect can take place over a 30-second or longer period, whereas a glue injection must be instantaneous to avoid gluing the delivery catheter in place.

        The Company has been conducting preclinical studies of the EMBOLYX(TM) and has initiated human clinical trials. In 1997, the Company filed a pre-IDE (Investigational Device Exemption) to conduct human clinical trials in the United States. The Company anticipates that the first indicated use of the EMBOLYX(TM) for which it will seek an IDE is the treatment of AVMs. There can be no assurance, however, that the Company will be successful in obtaining an IDE. Additional potential uses for the EMBOLYX(TM) include neuro and peripheral tumor embolization.

PERIPHERAL VASCULAR--BLOOD CLOT THERAPY PRODUCTS

  Catheters and Infusion Wires

        MTI has introduced to the market a broad offering of less invasive interventional catheters, micro catheters and infusion wires capable of efficient delivery of thrombolytic agents for the dissolution of blood clots. MTI's current offering of Cragg-McNamara valved tip infusion catheters and ProStream infusion wires represents advanced technology in thrombolytic therapy for the three peripheral vascular market subsegments: hemodialysis access grafts, arteries and veins.

        Surgical embolectomy is the most common procedure for removing blood clots from the vascular system, including hemodialysis access grafts. In this procedure, a surgical incision is made down to the occluded vessel, the vessel is cut open and a balloon catheter is used to remove the clot through the incision.

        Vascular bypass surgery with native vessels or synthetic grafts is also performed. In this procedure, either a native vessel, usually a vein surgically harvested from the patient's leg, or an artificial graft is surgically connected above and below the occlusion. Blood can then flow around the occlusion.

        These surgical procedures require an operating room and attending staff, anesthesia, intensive care and associated in-hospital recovery facilities and supplies. If the surgery is performed on an occluded graft through which the patient had been receiving hemodialysis, the dialysis therapy must be discontinued at the site of the graft for approximately two weeks and an alternate access site established for hemodialysis.

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

        Treatment modalities for blood clots in veins are much more limited than those for arteries. The most common treatment for DVT is oral medication/exercise regimens. This treatment only stops the progression of the clotting and does not remove the clot already present. Surgical embolectomy is not considered to be a treatment alternative for DVT because of the potential for injury to the valves and walls of the vein.

        Recently, a number of high profile interventional radiology centers in the United States have begun treating DVT with local infusion of thrombolytic drugs at the site of the clot through sidehole infusion catheter and infusion wire systems. The Company believes the interventional treatment of DVT with its catheters and infusion wires may represent a significant opportunity to expand the patient population for interventional therapy.

        Of the 183,000 hemodialysis access graft treatments currently performed each year in the United States, the Company estimates that one third are treated interventionally. Of the 200,000 arterial blood clot treatments currently performed each year in the United States, the Company estimates that 50,000 are interventional. The Company also estimates that an additional 5,000 vein procedures are performed interventionally each year in the United States for a total of 100,000 interventional treatments for peripheral blood clots.

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

        Mewi-5 Sidehole Infusion Catheters. The Company's Mewi-5 catheters provide sidehole infusion in the peripheral vasculature. These catheters can be used alone or as the outer catheter of a coaxial infusion system.

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

        ProStream Infusion Wires. The Company's infusion wires can be inserted into blood vessels, and navigated to the site of an obstruction to allow the infusion of fluids through the wire to the distal anatomy. These infusion wires can also be passed through infusion catheters in a coaxial manner, to allow simultaneous infusion at multiple sites.

        MTI received 510(k) clearance of its Cragg-McNamara valved tip infusion catheters in October 1994 and is currently marketing 27 models both domestically and internationally. The Company received 510(k) clearance for the ProStream sidehole infusion wires in January 1996 and is currently marketing eight models in the United States and internationally. These products, together with MTI's MicroPatency, Mewi- 5, and MicroMewi infusion catheter lines, are marketed in the United States through a direct sales force and internationally through distributors.

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

        In August 1997, MTI received approval of its 510(k) market clearance application from the U.S. Food and Drug Aministration ("FDA") and began an active sales campaign for the Cragg Thrombolytic Brush in hemodialysis access grafts. This product addresses the clinical issues that remain in standard thrombolysis. The Cragg Thrombolytic Brush is designed for rapid interventional clot disruption and dissolution through mechanical mixing of a thrombolytic drug with the blood clot. In February 1998, the Company received approval of its 510(k) for the next generation of the Thrombolytic Brush, called the Castaneda Over-The-Wire ("OTW") Brush, which the Company believes will further improve vascular access and ease of use. Future studies using this design may include clinical evaluation in other applications, including native vessels and additional peripheral grafts.

SALES AND MARKETING

        The primary users of the Company's products are interventional radiologists and neuroradiologists. The Company estimates that approximately 1,500 hospitals in the United States perform interventional radiology procedures and an estimated 500 institutions provide some neuro vascular and peripheral vascular therapy.

        In order to achieve early adoption of its products, the Company believes it will need to establish and maintain relationships with the key interventional radiologists and neuroradiologists. The Company believes that these relationships can only be formed through the presence of a direct sales organization. Currently the Company's domestic sales force consists of eight direct sales representatives covering the United States. To date, sales representatives have concentrated their efforts on approximately 700 selected interventional radiology centers, which the Company believes account for a majority of the total procedures. It is anticipated that the interventional radiology and neuroradiology centers will overlap substantially, allowing for efficient selling into the overall interventional marketplace.

        The Company has established international distribution arrangements in Germany, the United Kingdom, the Netherlands, Belgium, Japan, Australia, New Zealand and Canada through a network of specialty medical device distributors. These arrangements provide the Company with distributors experienced in the interventional device markets who are able to access the top interventional physicians and institutions worldwide. MTI's distributor network has initially focused on the introduction and market penetration of peripheral vascular products.

        On November 17, 1997, the Company entered into a distribution agreement with Guidant Corporation, which provides for European distribution of the Company's neuro products. The distribution agreement has a five-year term, which will commence upon the first commercial sale of such products, and may be canceled by the Company upon a sale of substantially all of the Company's assets or change in control of the Company. In such event, the cancellation penalty to be paid to the distributor is the greater of $1 million or an amount based on the distributor's gross profit, as defined in the distribution agreement.

RESEARCH AND DEVELOPMENT

        For the years ended December 31, 1996 and 1997, the Company's research and development expenses amounted to $1,805,000 and $3,425,000, respectively. The Company is directing its research efforts towards development of products which expand the therapeutic alternatives available to interventional radiologists and interventional neuroradiologists for treatment of vascular disease. In the peripheral vascular area, efforts are being directed at further expansion of its catheter and infusion wire product offerings for the treatment of deep vein thrombosis. Additionally, extensions of the Cragg Thrombolytic Brush technology for application in native vessel grafts, arteries and veins are planned for 1998 release.

        The Company believes that the EMBOLYX(TM) LES may also have utility for a variety of procedures throughout the vascular system, including embolization of certain types of tumors whose growth is dependent on adequate blood supply. The Company has successfully performed studies on representative animal models in this area. In addition, the Company has filed patents related to certain non-vascular applications of the EMBOLYX(TM) LES, and is sponsoring preclinical studies of its use in certain urological and gynecological procedures through its new subsidiary, Genyx Medical, Inc.

        In addition to its work on the EMBOLYX(TM) LES, the Company is actively investigating alternative treatment modalities for disease associated with stroke. The primary focus of this work is the application of stent technology in the head and neck. Stents are small tubular frameworks introduced percutaneously and deployed to reestablish blood flow in an occluded section of a vessel. In recent years, stents have been used increasingly in coronary and certain peripheral arteries that are blocked by atherosclerotic plaque. The Company believes stents may provide a viable alternative to surgery for exclusion of such plaque in the carotid arteries and exclusion of certain types of aneurysms in cerebral arteries.

        Work performed to date in the Company's stent program has been directed principally towards establishment of intellectual property rights in relevant technologies, development of designs and fabrication of initial prototypes. The Company has executed two license agreements covering four issued and several pending U.S. patents for certain stent technology and has filed an additional patent of its own. Should the early research further confirm the potential of the Company's technologies, efforts in 1998 would be directed towards refinement of designs and initiation of preclinical trials.

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

        The Company's research and development staff consists of 18 full-time engineers, technicians and regulatory personnel, and two full time consultants, all of whom have substantial experience in medical device development. In addition to these technical personnel, the Company's product development process incorporates teams organized around each of the Company's core technologies or product groups, with each team having representatives from marketing, regulatory and clinical affairs, manufacturing and finance. Consultants are utilized where additional specialized expertise is required.

MANUFACTURING

        The Company manufactures its proprietary catheters, infusion wires and the Cragg Thrombolytic Brush in a controlled environment setting at its facilities in San Clemente, California. The Company has implemented quality control systems as part of its manufacturing process, which comply with U.S. Quality System Regulations ("QSR") requirements. The Company has also been inspected by the California Department of Health Services ("CDHS") on behalf of the State and under contract with the FDA, and is registered with the State of California to manufacture its medical devices. The Company believes that it is in compliance with FDA QSR for medical devices. There can be no assurance, however, that the Company will remain in compliance with QSR. Failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

        The Company implemented policies and procedures which allowed it to achieve ISO 9001/EN 46001 certification of its quality control systems in April 1997. Additionally, in March 1997, it received CE mark certification with respect to its products other than the LES. In March 1998, the Company successfully completed its ISO 9001 annual surveillance audit. The European Union has promulgated rules which require that medical products receive by mid-1998 the right to affix the CE Mark, an international symbol of adherence to quality assurance standards. However, there can be no assurance that the Company will be successful in meeting the European quality standards or other certification requirements in the future.

        The Company has developed the necessary capabilities for micro valve molding, micro machining, catheter and infusion wire assembly, packaging and product testing, and has developed proprietary know-how and manufacturing expertise in several of these areas. An endhole infusion wire and certain accessories are manufactured for the Company on an OEM basis; all other fabrication and assembly operations are performed in the Company's manufacturing facilities. The Company uses outside contractors for molding, sterilization, and other common technologies. Vertical integration will occur as necessary or appropriate to meet the Company's production, quality and profitability objectives.

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

        The Company competes primarily with other producers of catheter and wire based products for interventional treatment of neuro vascular and peripheral vascular disease. In neuro vascular interventional applications Target Therapeutics, Inc. is the market leader. The Company expects to compete against Target Therapeutics and other recent entrants in the neuro vascular interventional market including Boston Scientific, Inc., the Cordis, Inc. subsidiary of Johnson & Johnson, and Medtronic Micro Interventional Systems. In peripheral blood clot therapy applications the Company competes with the MediTech and Target Therapeutics divisions of Boston Scientific, Inc., Cook, Inc., and the AngioDynamics division of E-Z-EM Corporation. All of these companies have significantly greater financial, manufacturing, marketing, distribution and technical resources, name recognition and experience than the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than those developed by the Company or that would render the Company's products obsolete or noncompetitive. Additionally, there can be no assurance that the Company will be able to compete effectively against such competitors based on its ability to manufacture, market and sell its products.

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

        The Micro Therapeutics Medical Advisory Board is currently composed of the following individuals:

Andrew H. Cragg, M.D.               Director, Interventional Vascular Medicine,
  Chairman of the MAB and a           Fairview Riverside Medical Center and Clinical
  Founder of the Company              Associate Professor of Radiology, University of
                                      Minnesota Hospitals

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

Bart Dolmatch, M.D.                 Section Head, Vascular and Interventional Radiology,
                                      The Cleveland Clinic Foundation

Barry Katzen, M.D.                  Medical Director, Miami Vascular Institute, and Clinical
                                      Professor of Radiology, University of Miami School of
Medicine

Thomas O. McNamara, M.D.            Professor of Radiological Sciences, UCLA School of
                                      Medicine, Vascular Interventional Radiology Section,
                                      UCLA Medical Center for the Health Sciences

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

        Except for Dr. Cragg, who receives compensation and holds a significant number of shares of the Company's Common Stock, most MAB members have been granted options to purchase shares of the Company's Common Stock for their services and are reimbursed for reasonable expenses, but receive no other compensation. All of the members of the MAB are employed by employers other than the Company and may have commitments to, or consulting or advisory agreements with, other entities, including potential competitors of the Company, that may limit their availability to the Company. Although these advisors may contribute significantly to the affairs of the Company, none, other than Dr. Cragg, is expected to devote more than a small portion of his time to the Company.

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

        As of December 31, 1997, the Company held 16 issued U.S. patents, one issued foreign patent and has 33 U.S. and 18 foreign patent applications pending. The Company's issued U.S. patents cover technology underlying the Cragg MicroValve, infusion wire, Cragg Thrombolytic Brush, Liquid Embolic System and carotid and intra-cerebral stent products. The expiration dates of these patents range from 2009 to 2015. The pending claims cover various aspects of its infusion catheter, infusion wire, Thrombolytic Brush, micro catheter, Liquid Embolic System, carotid and intra-cerebral stent technologies, coatings and non-vascular liquid embolic products.

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

        In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and efficacy. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to QSRs) and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those that must receive premarket approval ("PMA") by the FDA to ensure their safety and efficacy (for example, life-sustaining, life-supporting and implantable devices, or new devices that have not been found substantially equivalent to legally marketed Class I, Class II or pre-amendment Class III devices).

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

        As of March 15, 1998, the Company had received five 510(k) clearances for certain therapeutic indications of its infusion products (infusion catheters, micro catheters and infusion wires) and its mechanical thrombolysis device which cover 72 products offered for market. The Company has made modifications which affect a number of its products covered under these 510(k) clearances, which modifications, the Company believes, do not affect the safety and efficacy of the products and thus, under FDA guidelines, do not require new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or would not require the Company to submit a new 510(k) notice for any of the changes made to the device. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

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

        The Company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the State of California Department of Health Services (CDHS) and to list its products with the FDA. As such, the Company will be inspected by both the FDA and CDHS for compliance with QSR and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner. The Company has not yet been inspected by the FDA for QSR compliance. In September 1995, the Company's original facility in Aliso Viejo, California was inspected by the CDHS, acting on behalf of the State and under contract with the FDA. The Company received no significant inspection observations and was subsequently granted a California medical device manufacturing license. In November 1995, the Company's present facility in San Clemente was inspected by the CDHS, again acting on behalf of the State and under contract with the FDA. No significant inspection observations were received. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

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

        The Company or its distributors have received registrations and approvals to market its Cragg-McNamara, Patency infusion catheters and Thrombolytic Brush Catheters in Germany, The Netherlands, Belgium, the United Kingdom, Canada, New Zealand and Australia.

        The European Union has promulgated rules which require that medical products receive by mid-1998 the right to affix the CE Mark, an international symbol of adherence to quality assurance standards. ISO 9001/EN 46001 certification is one of the CE Mark certification requirements. In order to obtain the right to affix the CE Mark to its products, the Company needs to obtain certification that its processes meet the ISO 9001/EN 46001 quality standards and applicable medical device directives promulgated by the European Union. Such certification was obtained by the Company with respect to its products other than the LES in March 1997 and, thus, the Company currently has the right to affix the CE Mark to such products. However, this certification is reviewed on an annual basis, and there can be no assurance that such right to affix the CE Mark will be retained by the Company in the future. The Company will seek to obtain certification with respect to the LES upon successful completion of required clinical studies, however, there can be no assurance that such certification will be obtained.

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

        The Company's success will depend upon, among other things, its customer's ability to obtain satisfactory reimbursement from healthcare payors for its products. Reimbursement in the United States for the Company's infusion catheter and infusion wire products is currently available under existing procedure codes from most third-party payors, including most major private health care insurance plans, Medicare and Medicaid. The Company does not expect that third-party reimbursement in the United States will be available for use of its other products unless and until FDA clearance or approval is received. If FDA clearance or approval is received, third-party reimbursement for these products will be dependent upon decisions by individual health maintenance organizations, private insurers and other payors. However, the Company's experience is that procedures using its Cragg Thrombolytic Brush have been reimbursed in the United States under existing procedure codes for diagnosis and re-establishment of patency of hemodialysis access grafts and native vessels, and the Company believes that it will obtain similar experience with the Castaneda OTW Brush. Similarly, the Company believes that procedures using its LES may be reimbursed in the United States under existing procedure codes for diagnosis and treatment of aneurysms and AVMs. However, there can be no assurance that such procedure codes will remain available or that the reimbursement under these codes will be adequate. Given the efforts to control and decrease health care costs in recent years, there can be no assurance that any reimbursement will be sufficient to permit the Company to achieve or maintain profitability.

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

        Early Stage of Development. The Company has only recently commercially introduced a number of products. Several of its key products are in the early stage of development. The Liquid Embolic System ("LES") has not yet entered full clinical trials in the United States and the Company recently filed its 510(k) market clearance application covering its micro-catheters for neuro vascular use. Commercialization of the Company's products will depend on a number of factors, including the Company's ability to demonstrate the safety and efficacy of such products in the clinical setting. There can be no assurance that the Company's products will be safe and effective in clinical trials or will ultimately be cleared for marketing by U.S. or foreign regulatory authorities. Failure to develop safe and effective products, which are approved for sale on a timely basis would have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Government Regulation" and "--Products."

        Uncertainty of Market Acceptance. Even if the Company is successful in developing safe and effective products that have received marketing clearance, there can be no assurance that the

Company's products will gain market acceptance. Acceptance of the Company's LES and Thrombolytic Brush products will require the Company to satisfactorily address the needs of potential customers. The target customers for the Company's products are interventional radiologists and interventional neuroradiologists. However, there can be no assurance that acceptance of the Company's products by interventional radiologists and interventional neuroradiologists will translate into sales. In addition, no assurance can be given that the Company's market share for its existing products will grow or that its products which have yet to be introduced will be accepted in the market. If the Company is unable to gain market acceptance of its current and future products, the Company's business, operating results and financial condition would be materially adversely affected. See "Business--Products," "--Sales and Marketing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        The Company also competes with other manufacturers of medical devices for clinical sites to conduct human trials. No assurance can be given that the Company will be able to locate such clinical sites on a timely basis, a delay in which could have a material adverse effect on the Company's ability to conduct trials of its products which may be necessary to obtain required FDA clearance or approval of such products. Such delays could have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Competition."

        Limited Operating History; Absence of Profitability. The Company was incorporated in 1993. To date, the Company's business has generated limited product sales. From its inception through December 31, 1997, the Company incurred cumulative losses of approximately $17.1 million. The Company expects to incur additional losses as it expands its research and development, manufacturing and marketing efforts. No assurance can be given that the Company will achieve significant sales of its products or that such sales will lead to profitability. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to the introduction of its current and future products, or the Company's research and development, manufacturing and marketing efforts. Such delays or expenses could have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Products" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Possible Need for Additional Funds; Uncertainty of Additional Financing. The Company's operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures to increase. The Company believes that its existing capital resources and anticipated cash flow from planned operations, together with the net proceeds from its initial public offering and under the terms of a convertible subordinated note agreement with Guidant Corporation ("Guidant") entered into in November 1997, and the interest earned thereon, should be adequate to satisfy its capital requirements through 1998. There can be no assurance, however, that the Company will not need additional capital before such time. The Company's need for additional financing will depend upon numerous factors, including the extent and duration of the Company's future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, and market and regulatory developments. Should the Company achieve, before December 31, 1998, certain milestones, as defined in the agreement with Guidant, the Company has the option to require Guidant to purchase up to an additional $3 million of the Company's common stock and to loan to the Company up to an additional $2 million. There is no assurance, however, that the Company will achieve either of these milestones before December 31, 1998, or, should the Company achieve either or both milestones, that the resulting proceeds under the agreement with Guidant would satisfy the Company's then-current working capital requirements. The Company currently has no other committed external sources of funds. To the extent that existing resources are insufficient to fund the Company's activities, the Company may seek to raise additional funds through public or private financing. There can be no assurance that additional financing will be available or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then-existing stockholders may result. If adequate funds are not available, the Company's business, operating results and financial condition may be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Business."

        Dependence on Patents and Proprietary Technology. The success of the Company will depend, in part, on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of others. The patent position of a medical device company may involve complex legal and factual issues. As of December 31, 1997, the

Company held sixteen issued U.S. patents, one issued foreign patent and has thirty-three U.S. and eighteen foreign patent applications pending. The Company's issued U.S. patents cover technology underlying the Cragg MicroValve, infusion wire, Cragg Thrombolytic Brush, Liquid Embolic System and carotid and intra-cerebral stent products. The expiration dates of these patents range from February 2009 to December 2015. The pending claims cover various aspects of its infusion catheter, infusion wire, Thrombolytic Brush, micro catheter, Liquid Embolic System, carotid and intra-cerebral stent technologies, coatings and non-vascular liquid embolic products. Each product area the Company is pursuing is covered by at least one issued and pending patent. One of the patents used by the Company is currently licensed by the Company from Andrew Cragg, M.D. There can be no assurance that issued patents will provide significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. There also can be no assurance that patents belonging to competitors will not require the Company to alter its technology and products, pay licensing fees or cease to market or develop its current or future technology and products. The Company also relies on trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire equivalent technology or that the Company can maintain such technology as trade secrets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. The failure of the Company to protect its intellectual property rights could have a material adverse effect on its business, operating results and financial condition. See "Business--Patents and Proprietary Rights."

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

        Limited Marketing Experience; Lack of Distribution. The Company's sales force consists of eight people in the United States, all of whom have been with the Company for a limited time. The Company believes it will have to increase the number of sales personnel to fully cover its target markets. Moreover, there is competition for sales personnel experienced in interventional medical device sales and, as a result, the Company has experienced significant turnover in its sales force. There can be no assurance that the Company will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. The Company intends to market and sell its products outside the United States principally through distributors and believes that it will need to significantly expand its distributor network or develop its own sales force. The Company's ability to market its products in certain areas may depend on strategic alliances with marketing partners. There can be no assurance that the Company will be able to enter into distribution agreements on acceptable terms or at all, that such agreements will be successful in developing the Company's marketing capabilities or that the Company will be able to successfully develop a direct sales force. Such failure could have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Sales and Marketing."

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

        Government Regulation. The development, testing, manufacturing and marketing of MTI's products in the United States are regulated by the U.S. Food and Drug Administration ("FDA") as well as various state agencies. The FDA requires governmental clearance of such products before they are marketed. The process of obtaining FDA and other required regulatory clearances is lengthy, expensive and uncertain. Moreover, regulatory clearance, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, suspensions of approvals, product seizures, injunctions, recalls of products, operating restrictions and criminal prosecutions. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory approvals or requirements would have a material adverse effect on the Company's business, financial condition and results of operations. The offer and sale of the Company's current products required the submission of information to the FDA in the form of a 510(k) pre-market notification to substantiate label claims and to demonstrate "substantial equivalence" to a legally marketed Class I or II medical device or a Class III medical device for which the FDA has not called for premarket approvals ("PMAs"). Although the Company has received FDA clearance for many of these products, there can be no assurance that the Company will be able to obtain the necessary regulatory clearance for the manufacture and marketing of enhancements to its existing products or future products either in the United States or in foreign markets on a timely basis or at all. The Company has made modifications which affect substantially all of its products covered under four 510(k) clearances, which modifications, the Company believes, do not affect the safety or efficacy of the products and thus, under FDA guidelines, do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or would not require the Company to submit a new 510(k) notice for any of the changes made to a device. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA. Utilization of the Company's LES may require submission of a PMA application to the FDA, which generally involves a substantially longer and less certain review process than that of a 510(k) pre-market notification. In either event, such approvals or clearances may require human clinical testing prior to any action on such products by the FDA. Based on the information presented by the Company regarding the material composition of the LES, the Company believes the LES would be regulated as a device. There can be no assurance, however, that upon more detailed review of the LES, the FDA will not at a later date determine that the LES should be regulated as a drug. Such a change could significantly delay the commercial availability of the LES and have a material adverse effect on the Company's business, operating results and financial condition. Delays in receipt of, or failure to receive, regulatory approvals or clearances to market such products, or loss of previously received approvals or clearances, would materially adversely affect the marketing of such products and the Company's business, operating results and financial condition.

        In the European Union, the Company will be required to maintain the certifications necessary to affix the CE Mark to its products other than LES, and to obtain the certifications with respect to LES, in order to sell its products in member countries of the European Union after mid-1998. Although the CE Mark requirement for medical devices does not become effective until June 1998, the Company's experience to date in European Union countries is that affixing products with the CE Mark is already necessary to achieve meaningful sales. The Company received its CE Mark certification in March 1997 with respect to products other than the LES, however, there can be no assurance that the Company will be able to maintain such certification, or, with respect to LES, obtain such certification, in the future. In addition, federal, state, local and international government regulations regarding the manufacture and sale of health care products and diagnostic devices are subject to future change and additional regulations may be adopted which may materially adversely affect the Company's business, operating results and financial condition.

        Commercial distribution and clinical trials in most foreign countries also are subject to varying government regulations which may delay or restrict marketing of the Company's products. Any inability or delay in obtaining approvals would materially adversely affect the Company's business, operating results and financial condition.

        Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed Quality System Requirements, which include development, testing, control and documentation requirements. The Company's manufacturing processes also are subject to stringent federal, state and local regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. Although the Company believes that it has complied in all material respects with such laws and regulations, the Company is subject to periodic inspection to ensure its compliance with such laws and regulations. There can be no assurance that the Company will not be required to incur significant costs in the future in complying with manufacturing and environmental regulations, or that the Company will not be required to cease operations in the event of its continued failure to effect compliance. See "Business--Government Regulation."

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

        The Company could be materially adversely affected by changes in reimbursement policies of governmental (both domestic and international) or private healthcare payors to the extent any such changes affect reimbursement for therapeutic or diagnostic procedures in which the Company's products are used. Adverse changes in governmental and private third party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Third-Party Reimbursement."

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

        Furthermore, international sales in general are subject to inherent risks, including unexpected changes in regulatory requirements, fluctuating exchange rates, difficulties in staffing and managing foreign sales and support operations, additional working capital requirements, customs, duties, tariff regulations, export license requirements, political and economic instability, potentially limited intellectual property protection and difficulties with distributors. In addition, sales and distribution of the Company's products outside the United States are subject to extensive foreign government regulation. The Company has in the past avoided losses due to fluctuating exchange rates associated with international sales by selling its products in U.S. dollars; however, the Company expects to sell products in selected markets in local currency and thus be subject to currency exchange risks in association with such sales. There can be no assurance that any of these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results and financial condition. See "Business--Government Regulation--International" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        Risks Associated with Year 2000 Issue. In the next two years, many companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect information and could result in an inability to process transactions, send invoices or engage in normal business activities. Based on a recent assessment, which included correspondence the Company obtained from the maufacturer of the financial system software utilized by the Company, the Company believes that such software will not be affected by the Year 2000 issue. In addition, the Company believes that its existing information systems equipment, primarily composed of personal computers, will be minimally impacted by the Year 2000 Issue, as the Company intends to replace the majority of those systems affected by this problem by the end of 1999 due to technological obsolescence. The Company has not initiated communications with any of its vendors regarding the Year 2000 Issue. If the Company determines a particular vendor will be impacted by this problem, the Company may attempt to identify additional or replacement vendors, which could delay accessibility of the products and/or services provided by such vendors. Such a delay or failure to identify an additional or replacement vendor could have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES

        At February 28, 1998, the Company had 84 employees, all of whom were employed on a full-time status.

ITEM 2.  PROPERTIES

        The Company occupies approximately 20,000 square feet in a multi-user complex in San Clemente, California. The facility is subject to a lease which expires in May 1998, with two one-year renewal options. The current monthly rent is $13,876. The Company believes that this space is adequate for its immediate needs, and that it will be able to obtain additional space if necessary. In addition, the Company intends to exercise its option to renew the lease for an additional one-year term.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is, from time to time, a party to routine litigation incidental to its business, none of which, individually or in the aggregate, is expected to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Since February 18, 1997, the Common Stock of Micro Therapeutics, Inc. ("MTI" or the "Company") has traded on the Nasdaq National Market. The Company's Common Stock was not traded on the Nasdaq National Market, or any other exchange, during the year ended December 31, 1996.

        High and low sales prices for the Company's Common Stock during the year ended December 31, 1997 were as follows:

                                                        High           Low
                                                        ----           ---
       Q1 1997 (February 18 through March 31)          $9 1/8          $6
       Q2 1997 (April 1 through June 30)                7 5/16          4
       Q3 1997 (July 1 through September 30)            5 5/8           2 1/2
       Q4 1997 (October 1 through December 31)          8 3/4           4

        As of December 31, 1997, there were 65 stockholders of record of the Company's Common Stock. All Preferred Stock outstanding prior to the Company's Initial Public Offering ("IPO") of its Common Stock on February 14, 1997 was converted to Common Stock as a result of the IPO. Accordingly, there is no Preferred Stock outstanding. The Company has not paid any dividends on its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of the Company's business.

RECENT SALES OF UNREGISTERED SECURITIES.

        The following is a summary of transactions by the Company during the three months ended December 31, 1997, involving sales of the Company's securities that were not registered under the Securities Act of 1993 (the "Securities Act"):

        (1) From time to time during the three months ended December 31, 1997, the Registrant issued incentive stock options and nonqualified stock options to purchase Common Stock pursuant to the Registant's Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan--1993 (the "1993 Plan") and 1996 Stock Incentive Plan (the "1996 Plan") to officers, directors, employees and consultants of the Registrant. During the three months ended December 31, 1997, options to purchase 133,500 shares of Common Stock were granted pursuant to the 1996 Plan. During the three months ended December 31, 1997, options to purchase 1,338 shares of Common Stock granted pursuant to the 1993 Plan were exercised for an aggregate price of $1,143. No options to purchase shares of Common Stock granted under the 1996 Plan were exercised. Exemption from the registration provisions of the Securities Act is claimed, with respect to the grant of options referred to above, on the basis that the grant of options did not involve a "sale" of securities and, therefore, registration thereof was not required and, with respect to the exercise of options referred to above, on the basis that such transactions met the requirements of Rule 701 as promulgated under Section 3(b) of the Securities Act.

        (2) On November 17, 1997, the Company sold to Guidant Corporation ("Guidant") a 5% Convertible Subordinated Note, due October 31, 2002, in the aggregate principal amount of $5,000,000 (the "Note"). The principal balance of the Note is convertible at any time at Guidant's option, in $100,000 increments, into shares of Common Stock of the Company at a conversion price of $10.25 per share, which conversion price is subject to adjustment in certain instances. Exemption from the registration requirements of the Securities Act for the sale of the Note was claimed under Section 4(2) of the Securities Act, among others, on the basis that such transaction did not involve any public offering and the purchaser was sophisticated with access to the kind of information registration would provide. No underwriting or broker's commissions were paid in connection with the foregoing transaction.

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

GENERAL

        Since its inception in June 1993, MTI has been primarily engaged in the design, development and marketing of minimally invasive devices for treatment of vascular disease. The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue at least into fiscal 1999 as the Company expends substantial resources to fund research and development, clinical trials, and regulatory approvals and increased marketing and sales activities.

        The Company commenced U.S. commercial shipments of its first thrombolytic infusion catheters in November 1994, but did not generate significant revenues until it established a direct domestic sales force in the second half of 1995. To date, the majority of the Company's revenues have been derived from sales of its initial infusion catheters and related accessories. The Cragg Thrombolytic Brush received FDA approval in August 1997 and the Castaneda Over-The-Wire Brush received FDA approval in February 1998, with market introductions having been made upon obtaining such approvals. The Company expects sales of the products mentioned above, and similar products, to provide the majority of the Company's revenues at least through 1998.

        The Company currently sells its products in international markets through a limited number of distributors and, in November 1997, signed an agreement with Guidant Corporation to distribute the Company's neurological products in Europe. CE Mark certification for many of the Company's products was received in 1997. The Company expects that it will obtain CE Mark certification for currently released products in 1998, however, there can be no assurance that such certification will be obtained.

        The Company's products are currently manufactured by the Company at its facility in San Clemente, California. Certain accessories are manufactured and processes are performed by contract manufacturers. During 1996, the Company expanded its manufacturing facilities in order to provide sufficient capacity for future products, and to better control product costs and quality.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Years Ended December 31, 1996 and December 31, 1997

        Net sales for the year ended December 31, 1997 increased to $2.7 million from $1.4 million for the year ended December 31, 1996. The increase is the result of growth in sales of its peripheral infusion product lines and the introduction in 1997 of the Cragg Thrombolytic Brush. International sales represented 4% and 3% of the total sales for the years ended December 31, 1996 and 1997, respectively.

        Cost of sales increased to $1.9 million for the year ended December 31, 1997 from $1.6 million for the year ended December 31, 1996. This increase was primarily attributable to the increase in sales. Cost of goods sold as a percentage of sales was 72% in 1997 and 118% in 1996. This improvement reflects the effects of a larger volume of sales over which overhead could be spread and the implementation of improved manufacturing processes, which allowed the Company to re-deploy certain individuals to research and development functions primarily in the fourth quarter of 1997.

        Research and development expenses, which include regulatory and clinical expenses, increased to $4.3 million for the year ended December 31, 1997 from $2.4 million for the year ended December 31, 1996. The increase is primarily attributable to the establishment of new research and development programs, the attendant increase in personnel related to such programs and increased expenditures related to development of the Liquid Embolic System ("LES").

        Selling, general and administrative expenses increased to $4.3 million for the year ended December 31, 1997 from $3.1 million for the year ended December 31, 1996. This increase was primarily attributable to the increased sales volume and the related increase in sales and marketing personnel, development of marketing programs and materials in support of new product introductions and increased costs as a result of becoming a publicly-held entity.

        Net interest and other income, net, increased to $529,000 for the year ended December 31, 1997 from $172,000 for the year ended December 31, 1996. This difference was attributable to higher average cash balances in 1997 arising from the proceeds received from the Company's initial public offering in February 1997, and the note agreement with Guidant in November 1997. In addition, the Company recognized non-recurring income of $167,000 from the sale of a privately held company in which the Company held a minority interest.

        As a result of the items discussed above, the Company had a net loss of $7.2 million for the year ended December 31, 1997 compared to $5.6 million for the year ended December 31, 1996.

Comparison of Fiscal Years Ended December 31, 1996 and December 31, 1995

        Net sales for the year ended December 31, 1996 increased to $1.4 million from $292,000 for the year ended December 31, 1995. The increase was the result of the growth in sales of its infusion products. Substantially all of the growth occurred in the U.S. market due to the establishment of a domestic sales force in the third quarter of 1995. International sales represented 4% of total sales for the year ended December 31, 1996 and 12% of total sales for the year ended December 31, 1995.

        Cost of sales increased to $1.6 million for the year ended December 31, 1996 from $316,000 for the year ended December 31, 1995. The increase was attributable to the increase in sales as well as non-recurring production costs and inefficiencies associated with the rapid increase and expansion of production operations and the expansion of the Company's manufacturing facilities in conjunction with its move to a new facility in November 1995 and subsequent expansion of such facility in July 1996.

        Research and development expenses, which include regulatory and clinical expenses, increased to $2.4 million for the year ended December 31, 1996 from $1.5 million for the year ended December 31, 1995. The increase was primarily attributable to increases in the number of employees and increased expenditures related to development of the LES and the Cragg Thrombolytic Brush.

        Selling, general and administrative expenses increased to $3.1 million for the year ended December 31, 1996 from $1.5 million for the year ended December 31, 1995. This increase was primarily attributable to the establishment of a direct sales force in the United States, the addition of administrative personnel, facility expansion costs and the amortization of the non-cash deferred compensation charges associated with stock option grants to employees.

       Net interest and other income, net, decreased to $172,000 for the year ended December 31, 1996 from $202,000 for the year ended December 31, 1995. This difference was attributable to higher average cash balances in 1995 due to the $5.2 million private placement of equity in February 1995.

        As a result of the items discussed above, the Company had a net loss of $5.6 million for the year ended December 31, 1996 compared to $2.8 million for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $17.1 million at December 31, 1997. The Company had funded its operations from incorporation through December 1996 primarily through the private placement of equity securities, as well as through interest income and equipment financing. Through December 31, 1996, the Company had raised approximately $15.2 million from the private placement of equity securities. In February 1997 the Company completed an initial public offering of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million. In November 1997, the Company received $5,000,000 from Guidant under the terms of a convertible note agreement. The note bears an interest rate of 5% per annum. Should the Company achieve, before December 31, 1998, certain milestones, as defined in the note agreement, the Company has the option to require Guidant to purchase up to an additional $3 million of the Company's Common Stock and to loan to the Company up to an additional $2 million. There is no assurance, however, that the Company will be able to achieve either or both of such milestones before December 31, 1998.

        As of December 31, 1997, the Company had cash, cash equivalents and short term investments of $11.5 million compared to $4.2 million at December 31, 1996, the growth of which is attributable to the items described below.

        Cash used in operating activities was $7.1 million for the year ended December 31, 1997, which reflected the loss from operations, as well as increases in accounts receivable and inventories, net of increases in accounts payable and accrued expenses, all of such increases relating to increases in the Company's level of activity in 1997. Cash used in investing activities was $6.8 million for the year ended December 31, 1997. Of this amount, a net $6.3 million was invested in short-term investments from the proceeds of the IPO and the Guidant note, $264,000 was expended for property and equipment additions and $407,000 was disbursed for patents and licenses. The Company received $170,000 during the year as liquidation of a minority interest it held in a privately held company. Cash provided by financing activities was $14.9 million in 1997, which amount consisted primarily of the net proceeds from the IPO and the Guidant note.

        The Company believes current resources will be sufficient to fund its operations through 1998. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of, and the time required to obtain, regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements will also depend upon the demands created by the operational and development programs including requirements for domestic and international sales and marketing growth. The Company does not have any commitments for any future expansion of its manufacturing facilities nor is additional capacity anticipated for 1998. However, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, the Company may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on acceptable terms, which would have a material adverse effect of the Company's business, financial condition and results of operations.

IMPACT OF THE YEAR 2000 ISSUE

        In the next two years, many companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect information and could result in an inability to process transactions, send invoices or engage in normal business activities. Based on a recent assessment, which included correspondence the Company obtained from the manufacturer of the financial system software utilized by the Company, the Company believes that such software will not be affected by the Year 2000 issue. In addition, the Company believes that its existing information systems equipment, primarily composed of personal computers, will be minimally impacted by the Year 2000 Issue, as the Company intends to replace the majority of those systems affected by this problem by the end of 1999 due to technological obsolescence. The Company has not initiated communications with any of its vendors regarding the Year 2000 Issue. If the Company determines a particular vendor will be impacted by this problem, the Company may attempt to identify additional or replacement vendors, which could delay accessibility of the products and/or services provided by such vendors. Such a delay or failure to identify an additional or replacement vendor could have a material adverse effect on the Company's business, operating results and financial condition.

        Management has determined that there is no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this standard is not expected to have a material impact on the presentation of the Company's consolidated financial statements.

        In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for public business enterprises to report financial and descriptive information about operating segments in annual financial statements on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 also establishes the standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the requirements of SFAS No. 131.

ITEM 7.  FINANCIAL STATEMENTS

        The financial statements of the Company required by this Item begin on Page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its Annual Meeting of Stockholders entitled "Nominees," "Executive Officers" and "Other Key Advisors."

ITEM 10.    EXECUTIVE COMPENSATION

        The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its Annual Meeting of Stockholders entitled "Nominees," "Executive Officers" and "Other Key Advisors."


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its Annual Meeting of Stockholders entitled "Security Ownership of Certain Beneficial Owners and Management."


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its Annual Meeting of Stockholders entitled
"Certain Relationships and Related Transactions."


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

        The following documents are filed as part of this Form 10-KSB:

               (a)    Exhibits:

               See Index to Exhibits on Page 40 of this Annual Report on Form 10-KSB.

               (b) Reports on Form 8-K:

               The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report, and none were required.

                                Index to Exhibits


Exhibit
Number                            Description of Document
-------                           -----------------------
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

10.6       1993 Incentive Stock Option, Nonqualified Stock Option and Restricted
           Stock Purchase Plan.(1)

10.7       1996 Stock Incentive Plan.(1), (3)

10.8       Employee Stock Purchase Plan.(1), (3)

10.9       Equipment Leasing Line of Credit dated December 20, 1995 between the
           Company and ComDisco Ventures, as amended on May 21, 1996.(1)

10.10      Employment agreement dated December 1, 1997, between the Company and
           Harold A. Hurwitz.(3)

10.11 Convertible Subordinated Note Agreement dated November 17, 1997, between the Company and Guidant Corporation.

10.12 Distribution Agreement dated November 17, 1997, between the Company and Guidant Corporation.(4)

21.1       Subsidiaries of the Registrant.(1)

23.1       Consent of Coopers & Lybrand L.L.P.

24.1       Power of Attorney (see signature page S-1).

27.1       Financial Data Schedule - for the year ended December 31,1997.

27.3       Financial Data Schedule - for the year ended December 31, 1996
           (restated).


----------------

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

(4) Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 406 of the Securities
        Act of 1933.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of San Clemente, State of California, on March 27, 1998.

                                       MICRO THERAPEUTICS, INC.


Dated:  March 27, 1998                 By:  /s/George Wallace
                                            ------------------------------------
                                            George Wallace
                                            President, Chief Executive Officer
                                            and Director

        We, the undersigned directors and officers of Micro Therapeutics, Inc., do hereby constitute and appoint George Wallace and Harold A. Hurwitz our true and lawful attorneys and agents, with full powers of substitution to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorneys and agents, shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ George Wallace                    President, Chief Executive           March 27, 1998
-----------------------------         Officer and Director
George Wallace                        (Principal Executive Officer)


/s/ Harold A. Hurwitz                 Chief Financial Officer              March 27, 1998
-----------------------------         (Principal Financial and
Harold A. Hurwitz                     Principal Accounting Officer)


/s/ H. DuBose Montgomery              Chairman and Director                March 27, 1998
-----------------------------
H.   DuBose Montgomery


/s/ Wende Hutton                      Director                             March 27, 1998
-----------------------------
Wende Hutton

/s/ Dick Allen                        Director                             March 27, 1998
-----------------------------
Dick Allen


/s/ Kim Blickenstaff                  Director                             March 27, 1998
-----------------------------
Kim Blickenstaff

                         REFER TO NEW FILE FOR 1997 F/S

                           MICRO THERAPEUTICS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                Page
                                                                                ----
Report of Independent Accountants                                                F-2

Consolidated Balance Sheet At December  31, 1997                                 F-3

Consolidated Statements Of Operations For The Years Ended
December  31, 1996 And 1997                                                      F-4

Consolidated  Statements Of Stockholders' Equity For The Years Ended
December  31, 1996 And 1997                                                      F-5

Consolidated Statements Of Cash Flows For The Years Ended
December  31, 1996 And 1997                                                      F-6

Notes To Consolidated Financial Statements                                       F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors
Micro Therapeutics, Inc.


We have audited the accompanying consolidated balance sheet of Micro Therapeutics, Inc. as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micro Therapeutics, Inc. at December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1997, in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.

Newport Beach, California
February 18, 1998, except for the second paragraph of Note 18, as to which the date is March 12, 1998

                            MICRO THERAPEUTICS, INC.

                           CONSOLIDATED BALANCE SHEET
                                December 31, 1997

                                  A S S E T S:

Current assets:
  Cash and cash equivalents                                              $  5,175,687
  Short-term investments                                                    6,304,433
  Accounts receivable                                                         399,821
  Inventories, net                                                            618,671
  Prepaid expenses and other current assets
                                                                              133,243
                                                                           ----------
                 Total current assets                                      12,631,855
Property and equipment, net                                                   606,369
Patents and licenses, net of accumulated amortization of $52,443              702,547
Other assets                                                                   70,583
                                                                         ------------
                  Total assets                                           $ 14,011,354
                                                                         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Current portion of equipment line of credit                            $     63,643
  Accounts payable                                                            290,751
  Accrued salaries and benefits                                               305,763
  Accrued liabilities                                                         166,056
                                                                         ------------
                  Total current liabilities                                   826,213

Equipment line of credit                                                      146,615

Convertible note payable, net                                               4,048,256
                                                                         ------------
                  Total liabilities                                         5,021,084
                                                                         ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized;                   _
no shares issued or outstanding
  Common stock, $0.001 par value, 20,000,000 shares authorized;                 6,505
                                                                            6,505,195
       shares issued and outstanding
  Additional paid-in capital                                               26,239,388
  Unearned compensation                                                      (174,969)
  Accumulated deficit
                                                                          (17,080,654
                                                                         ------------
                  Total stockholders' equity                                8,990,270
                                                                         ------------
                  Total liabilities and stockholders' equity             $ 14,011,354
                                                                         ============

The accompanying notes are an integral part of these consolidated financial statements.

                            MICRO THERAPEUTICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Years Ended December 31, 1996 And 1997


                                                                      1996               1997
                                                                      ----               ----
Net sales                                                       $ 1,387,865         $ 2,714,047
Cost of sales                                                     1,632,960           1,948,188
                                                                -----------         -----------
                  Gross margin (loss)                              (245,095)            765,859

Costs and expenses:

  General and administrative                                      1,082,325           1,447,558
  Research and development                                        1,804,578           3,425,019
  Regulatory/quality assurance                                      590,333             848,637
  Marketing and sales                                             2,062,360           2,816,232
                                                                  ---------         -----------
                  Total costs and expenses                        5,539,596           8,537,446
                                                                -----------         -----------
                  Loss from operations                           (5,784,691)         (7,771,587)

Other income (expense):
  Interest income                                                   192,534             451,309
  Interest expense                                                  (16,643)            (81,540)
  Other expense, net                                                 (4,384)             (7,952)
  Gain on sale of investment                                           --               167,456
                                                                -----------         -----------
                                                                    171,507             529,273
                                                                -----------         -----------
                  Loss before provision for income taxes         (5,613,184)         (7,242,314)

Provision for income taxes                                              800                 800
                                                                -----------         -----------
                  Net loss                                      ($5,613,984)        ($7,243,114)
                                                                ===========         ===========
Per share data
      Net loss                                                  ($5,613,984)         (7,243,114)
      Net loss per share (basic and diluted)                                              (1.27)
      Weighted average shares outstanding                                             5,715,396
                                                                ===========         ===========
      Pro Forma:
         Net loss per share (basic and diluted)                      ($1.45)             ($1.17)
                                                                ===========         ===========

         Weighted average shares outstanding                      3,873,186           6,190,486
                                                                ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            MICRO THERAPEUTICS, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For The Years
                        Ended December 31, 1996 and 1997


                                                                     Convertible
                                                                   Preferred Stock                      Common Stock
                                                                 Shares        Amount               Shares          Amount
                                                                 ------        ------               ------          ------
Balances at January 1, 1996                                     2,355,758    $  6,962,415           883,997     $    145,700


Issuance of Series C convertible preferred
   stock (net of costs of $49,458)                              1,256,906       8,072,082              --               --
Exercise of stock options                                            --              --              10,238            4,725
Unearned compensation related
  to stock options granted                                           --              --                --            471,200
Compensation related to stock options vesting                        --              --                --               --
Reclassification of amounts to new par values                        --       (15,030,884)             --           (620,731)
Net loss                                                             --              --                --               --
                                                               ----------    ------------         ---------     ------------

Balances at December 31, 1996                                   3,612,664           3,613           894,235              894

Issuance of common stock (net of costs of $1,531,050)                --              --           1,840,000            1,840
Conversion of preferred shares into common stock               (3,612,664)         (3,613)        3,612,664            3,613
Compensation related to stock options vesting                        --              --                --               --
Unearned compensation related to terminated employees                --              --                --               --
Common stock issued under employee stock purchase plan               --              --              31,198               31
Exercise of stock options                                            --              --             127,098              127
Imputed discount on convertible note payable                         --              --                --               --
Net loss                                                             --              --                --               --
                                                               ----------    ------------         ---------     ------------

Balances at December  31, 1997                                       --              --           6,505,195     $      6,505
                                                               ==========    ============         =========     ============




                                                                                                                        Total
                                                            Additional        Unearned           Accumulated        Stockholders'
                                                          Paid-In Capital   Compensation          Deficit              Equity
                                                          ---------------   ------------          -------              ------
Balances at January 1, 1996                                $       --       ($     6,518)      ($ 4,223,556)        $  2,878,041


Issuance of Series C convertible preferred
   stock (net of costs of $49,458)                                 --               --                 --              8,072,082
Exercise of stock options                                          --               --                 --                  4,725
Unearned compensation related
  to stock options granted                                         --           (471,200)              --                   --
Compensation related to stock options vesting                      --            101,500               --                101,500
Reclassification of amounts to new par values                 15,651,615            --                 --                   --
Net loss                                                           --               --           (5,613,984)          (5,613,984)
                                                          -------------     ------------       ------------         ------------

Balances at December 31, 1996                                15,651,615         (376,218)        (9,837,540)           5,442,364

Issuance of common stock (net of costs of $1,531,050)         9,507,112             --                 --              9,508,952
Conversion of preferred shares into common stock                   --               --                 --                   --
Compensation related to stock options vesting                      --            108,898               --                108,898
Unearned compensation related to terminated employees           (92,351)          92,351               --                   --
Common stock issued under employee stock purchase plan          139,190             --                 --                139,221
Exercise of stock options                                        59,494             --                 --                 59,621
Imputed discount on convertible note payable                    974,328             --                --                974,328
Net loss                                                           --               --           (7,243,114)          (7,243,114)
                                                          -------------     ------------       ------------         ------------

Balances at December  31, 1997                             $ 26,239,388     ($   174,969)      ($17,080,654)        $  8,990,270
                                                          =============     ============       ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                            MICRO THERAPEUTICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Years Ended December 31, 1996 And 1997


                                                                                      1996                 1997
                                                                                      ----                 ----
Cash flows from operating activities:
  Net loss                                                                       ($ 5,613,984)        ($ 7,243,114)
  Adjustments to reconcile net loss to cash used in operating activities:

   Depreciation and amortization                                                      225,027              367,292
   Amortization of note payable discount                                                                    22,584
   Compensation related to stock options vesting                                      101,500              108,898
   Gain on sale of investment                                                                             (167,456)

   Loss on sale of equipment                                                                                    14

   Change in operating assets and liabilities:

    Accounts receivable                                                              (167,229)            (155,985)
    Inventories                                                                      (266,596)            (187,049)
    Prepaid expenses and other assets                                                 (71,763)             (70,106)
    Accounts payable                                                                   82,898              (41,037)
    Accrued salaries and benefits                                                     122,524              104,838
    Accrued liabilities                                                                10,675              176,561
                                                                                 ------------         ------------

                  Net cash used in operating activities                            (5,576,948)          (7,084,560)
                                                                                 ------------         ------------

Cash flows from investing activities:

  Purchase of short-term investments                                               (3,717,316)         (15,278,316)
  Maturity of short-term investments                                                3,717,316            8,973,883
  Additions to property and equipment                                                (577,944)            (264,408)
  Additions to patents and licenses                                                  (192,425)            (406,848)
  Sale of equipment                                                                      --                    750

  Sale of investment                                                                     --                170,000
                                                                                 ------------         ------------

                  Net cash used in investing activities                              (770,369)          (6,804,939)
                                                                                 ------------         ------------

Cash flows from financing activities:

  Proceeds from issuance of preferred stock                                         8,121,540                 --

  Proceeds from issuance of common stock                                                 --             11,179,223

  Costs of equity issuances                                                           (49,458)          (1,302,334)
  Deferred offering costs                                                            (228,716)                --

  Proceeds from exercise of stock options                                               4,725               59,621
  Borrowings on convertible note payable                                                 --              5,000,000

  Borrowings on equipment line of credit                                              263,177               25,341
  Repayments on equipment line of credit                                              (24,448)             (53,812)
                                                                                 ------------         ------------


                  Net cash provided by financing activities                         8,086,820           14,908,039
                                                                                 ------------         ------------

                  Net increase in cash and cash equivalents                         1,739,503            1,018,540


Cash and cash equivalents at beginning of year                                      2,417,644            4,157,147
                                                                                 ------------         ------------


Cash and cash equivalents at end of year                                         $  4,157,147         $  5,175,687
                                                                                 ============         ============


Supplemental cash flow disclosures:

  Cash paid during the year for interest                                         $     16,643         $     29,095
                                                                                 ============         ============
  Cash paid during the year for income taxes                                     $        800         $        800
                                                                                 ============         ============

Supplemental schedule of noncash activities:

  Unearned compensation related to stock options granted                         $    471,200                 --
  Unearned compensation related to terminated employees                                  --           $     92,351

  Conversion of preferred stock to common stock                                          --           $      3,613

The accompanying notes are an integral part of these consolidated financial statements.

                            MICRO THERAPEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Description Of The Company:

         Micro Therapeutics, Inc. ("MTI" or the "Company") was incorporated on June 11, 1993 in California and was reincorporated in Delaware in November 1996 to develop, manufacture and market minimally invasive medical devices for diagnosis and treatment of neuro and peripheral vascular diseases.

2.       Summary Of Significant Accounting Policies:

         Principles of Consolidation:

         The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary (see Note 18). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Cash Equivalents:

         The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates market value.

         Short-Term Investments:

         The Company's short-term investments at December 31, 1997 consist primarily of funds invested in money market instruments and commercial paper and which have maximum maturities of six months. The Company classifies its investments as held to maturity. The carrying amount of these investments is at cost plus accrued interest which approximates market value. All short-term investments are held in the Company's name and under the custody of one financial institution.

         Inventories:

         Inventories are stated at the lower of cost (first-in, first-out method) or market.

         Property And Equipment:

         Property and equipment are carried at cost less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred while renewals or betterments are capitalized. Upon sale or disposition of assets, any gain or loss is included in the consolidated statement of operations. Capital leases are recorded at the fair market value of the leased asset. The leased assets are amortized on a straight-line basis over their economic useful lives.

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

         Use of Estimates:

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

                            MICRO THERAPEUTICS, INC.

2.       Summary Of Significant Accounting Policies, Continued:

         Net Loss Per Share:

         Net loss per share for all periods presented is calculated under the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, (which the Company adopted in the fourth quarter of 1997) by dividing net loss by the weighted average number of common shares issued and outstanding during the period. For the pro forma calculations, such weighted averages include common shares that were issued upon automatic conversion of all outstanding shares of the Company's Preferred Stock, in connection with the Company's Initial Public Offering of its Common Stock (the "IPO") in February 1997 (Note
         9), as if such conversion had taken place at the beginning of the earliest period presented. Historical net loss per share for 1996 is not presented as it is not indicative of the ongoing entity. Potential common shares, represented by options, warrants and convertible debt, have been excluded from the calculations due to their anti-dilutive effect. Basic and diluted loss per share are the same for the periods presented.

         Such calculations also conform to the requirements set forth in Staff Accounting Bulletin ("SAB") Topic 98, issued by the Securities and Exchange Commission in February 1998. SAB 98 provides that stock options and warrants granted during the twelve months prior to the date of the filing of a company's initial public offering at prices less than the per share initial public offering price be excluded from loss per share calculations. Previously existing rules set forth by SAB Topic 4-D had required that such options and warrants be included in loss per share calculations. Accordingly, the proforma net loss per share amount for 1996 shown in the accompanying consolidated statement of operations is different from the $1.40 per share previously reported.

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

         Reverse Stock Split:

         In December 1996, the Board of Directors authorized a 0.65 to 1.0 reverse stock split of all outstanding common stock, preferred stock and common stock options and warrants. This reverse stock split was effective with the closing of the Company's initial public offering (Note 9). All share and per share amounts have been adjusted to give retroactive effect to the reverse stock split for all periods presented.

                            MICRO THERAPEUTICS, INC.

3.       Cash And Cash Equivalents:

         Cash and cash equivalents consist of the following:

            Cash                                           $  222,433
            Cash equivalents                                4,953,254
                                                           ----------
                                                           $5,175,687
                                                           ==========

         Cash equivalents consist of United States government treasury bills and commercial paper.

4.       Inventories:

         Inventories consist of the following:

            Raw materials and work-in-process              $287,854
             Finished goods                                 361,817
                                                           --------
                                                            649,671
            Reserve for obsolescence                        (31,000)
                                                           --------
                                                           $618,671
                                                           ========


5.       Property And Equipment:

         Property and equipment consist of the following:

            Machinery and equipment                              $  654,367
            Tooling                                                  78,349
            Furniture and fixtures                                  143,222
            Leasehold improvements                                  249,940
            Construction-in-progress                                 22,711
                                                                 ----------
                                                                  1,148,589

            Less, Accumulated depreciation and amortization        (542,220)
                                                                 ----------
                                                                 $  606,369
                                                                 ==========

         Property and equipment under capital lease at December 31, 1997 was $288,517 with accumulated amortization of $121,389.

                            MICRO THERAPEUTICS, INC.

6.       Equipment Line Of Credit:

         The Company had an equipment line of credit to finance qualified equipment purchases through June 15, 1997 up to a maximum amount of $900,000, at an implicit interest rate of 14.23%. Outstanding amounts are collateralized by the assets financed. The amounts outstanding at June 15, 1997 are due in monthly installments over the following 48 months. A total of $210,258 was outstanding under this equipment line of credit as of December 31, 1997.

         In connection with this equipment line of credit, the Company issued two sets of warrants to the lessor to purchase shares of the Company's preferred stock, which converted, upon the conversion of all outstanding shares of preferred stock in connection with the Company's initial public offering, into warrants to purchase an aggregate of 13,683 shares of the Company's Common Stock at prices ranging from $4.23 to $6.46 per share. Such warrants expire in 2005 and 2006.

         Future minimum payments under the equipment line of credit are as follows:

         Years Ending December 31,                                   Equipment Line of Credit
         -------------------------                                   ------------------------
                    1998                                                     $ 85,516
                    1999                                                       85,516
                    2000                                                       70,987
                    2001                                                        5,146
                                                                             --------
                                                                              247,165
         Less, amount representing interest                                  (36,907)
                                                                             --------
                                                                             $210,258
                                                                             ========


7.       Convertible Subordinated Note Payable:

         In November 1997, the Company entered into a Convertible Subordinated Note Agreement (the "Note Agreement") under which the Company borrowed $5 million. The principal amount of the note is due in five years, and is convertible, at any time, at the option of the note holder into shares of the Company's Common Stock at a conversion price of $10.25 per share. The note bears interest at 5% per annum, which the Company has determined is lower than interest rates typically associated with similar debt instruments. Accordingly, as required by generally accepted accounting principles, the Company recorded a discount on the note of $974,328, resulting in an imputed interest rate over the term of the note of 10%. Such discount had an unamortized balance of $951,744 at December 31, 1997, and is presented net of the principal amount of the note in the accompanying consolidated balance sheet. Interest payments are due quarterly, in arrears, commencing January 31, 1998.

                            MICRO THERAPEUTICS, INC.

7.       Convertible Subordinated Note Payable, Continued:

         The Note Agreement provides for certain operational conditions with which the Company must comply, a right of first offer to allow a pro rata participation by the note holder in the issuance by the Company of any "new security," as defined in the Note Agreement, and note holder visitation rights at meetings of the Company's Board of Directors. Moreover, the note holder may either convert the principal amount of the note or declare the note to be immediately due and payable upon notification of an impending sale of substantially all of the Company's assets or a change of control of the Company.

         Should the Company achieve, before December 31, 1998, certain milestones, as defined in the Note Agreement, the Company has the option to require the note holder to purchase up to an additional $3 million of the Company's Common Stock at a price per share based on an average market price per share for the month preceding such purchase of the Common Stock, and to loan to the Company up to an additional $2 million at 8% per annum.

         The Company and the note holder concurrently entered into a Distribution Agreement which is described in Note 15.


8.       Preferred Stock:

         Effective upon the closing of the Company's Initial Public Offering of its Common Stock in February 1997 (Note 9), all 3,612,664 issued and outstanding shares of the Company's Preferred Stock were converted into shares of the Company's Common Stock on a share-for-share basis.

         The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences and privileges without stockholder approval. At December 31, 1997, no shares of Preferred Stock were issued or outstanding.

9.       Initial Public Offering:

         In February 1997, the Company completed an initial public offering (the "IPO") of 1,600,000 shares of its Common Stock at $6.00 per share. In March 1997, the underwriters of the IPO exercised their over allotment options and purchased 240,000 shares of the Company's Common Stock. Aggregate proceeds, net of offering costs of $1,531,050, were $9,508,952. In connection with the IPO, all then outstanding shares of convertible preferred stock were automatically converted to 3,612,664 shares of common stock (Note 8).

                            MICRO THERAPEUTICS, INC.

10.      Common Stock Plans:

         1993 Stock Option Plan:

         The 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the "Plan") provides for the direct sale of shares and the grant of options to purchase shares of the Company's Common Stock to employees, officers, consultants and directors.

         The Plan includes nonqualified stock options ("NSOs") and incentive stock options ("ISOs"). The option price for the ISOs and NSOs shall not be less than the fair market value of the shares of the Company's Common Stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of Common Stock on the grant date for any individual possessing more than 10% of the total outstanding Common Stock of the Company. The Board of Directors has the authority to determine the time or times at which options become exercisable, which generally occurs over a four-year period. Options expire within a period of not more than ten years from the date of grant. Options expire generally ninety days after termination of employment.

         The Plan provides for the issuance of up to 650,000 shares of common stock. A summary of the option activity under the 1993 Stock Option Plan is as follows:

                                                                                                       Exercise
                                                                                                         Price
                                                  Incentive      Nonqualified          Total           Per Share
                                                  ---------      ------------          -----           ---------
         Balances at January 1, 1996               355,550          127,075          482,625         $   0.46


         Granted                                   168,023           57,200          225,223         $0.46-$6.92
         Exercised                                  (9,263)            (975)         (10,238)        $   0.46
         Canceled                                  (67,274)          (1,729)         (69,003)        $0.46-$5.38
                                                  --------         --------         --------         ------------

         Balances at December  31, 1996            447,036          181,571          628,607         $0.46-$6.92

         Granted                                      --               --               --                --
         Exercised                                 (99,575)         (27,521)        (127,096)        $0.46-$1.54
         Canceled                                  (77,835          (15,439)         (93,274)        $0.46-$5.38
                                                  --------         --------         --------         ------------

         Balances at December  31, 1997            269,626          138,611          408,237         $0.46-$5.38
                                                  ========         ========         ========         ============



         Exercisable at December  31, 1997         143,494          118,632          262,126         $0.46-$5.38
                                                  ========         ========         ========         ============

                            MICRO THERAPEUTICS, INC.

10.      Common Stock Plans, Continued:

         1993 Stock Option Plan, Continued:

         The difference between the exercise price and the fair market value of the options at the date of grant is accounted for as unearned compensation and is being amortized to expense over the related service period. During the years ended December 31, 1996 and 1997, amortized compensation expense was $101,500 and $108,898, respectively.

          At December 31, 1997, the weighted average exercise price per share and weighted average remaining term of options outstanding under the 1993 Plan were $1.46 and 7.7 years, respectively. The weighted-average exercise price of options exercisable under the 1993 Plan at December 31, 1997 was $1.02.

         1996 Stock Incentive Plan:

         The 1996 Stock Incentive Plan (the "1996 Plan") provides for options to purchase shares of the Company's Common Stock and restricted Common Stock grants. The 1996 Plan includes NSOs and ISOs and may include grants to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. In addition, the 1996 Plan provides that each non-employee director of the Company be granted an option consisting of 8,000 shares of Common Stock, which option shall vest and become exercisable at the rate of 25% immediately and 25% on the anniversary of such director's initial election during the three-year period following the grant date. Such directors shall also automatically be granted options for an additional 2,000 shares each year thereafter, subject to an aggregate stock ownership limitation of 1% of outstanding shares and options as defined in the 1996 Plan.

         Options, other than those granted to the non-employee directors as described above, generally vest over a four-year period.

         Options expire within a period of not more than ten years from the date of grant. Options expire generally after termination of employment.

         The 1996 Plan provides for the issuance of up to 600,000 shares of common stock. A summary of the option activity under the 1996 Plan is as follows:

                            MICRO THERAPEUTICS, INC.

10.      Common Stock Plans, Continued:

         1996 Stock Incentive Plan, Continued:

                                                                                                     Exercise
                                                                                                       Price
                                                  Incentive       Nonqualified       Total           Per Share
                                                  ---------       ------------       -----           ---------
         Granted                                   106,600            1,300         107,900         $5.38-$6.92
         Exercised                                    --               --              --                  --
         Canceled                                     --               --              --                  --
                                                  --------         --------        --------         -----------



         Balances at December  31, 1996            106,600            1,300         107,900         $5.38-$6.92

         Granted                                   341,450           42,000         383,450         $4.75-$6.50
         Exercised                                    --               --              --                  --
         Canceled                                  (30,920)            --           (30,920)        $5.25-$5.38
                                                  --------         --------        --------         -----------

         Balances at December  31, 1997            417,130           43,300         460,430         $4.75-$6.92
                                                  ========         ========        ========         ===========



         Exercisable at December  31, 1997          38,303            8,881          47,184         $4.75-$6.92
                                                  ========         ========        ========         ===========



         At December 31, 1997, the weighted-average exercise price per share and weighted-average remaining term of options outstanding under the 1996 Plan were $5.48 and 9.3 years, respectively.

         Employee Stock Purchase Plan:

         The Employee Stock Purchase Plan (the "Purchase Plan") covers an aggregate of 100,000 shares of common stock and commenced on the effective date of the Company's Initial Public Offering (Note 9). The Purchase Plan permits an eligible employee to purchase common stock through payroll deductions not to exceed 20% of the employee's compensation. Moreover, an employee's participation is limited if such participation results in an employee having the right to purchase, through any of the Company's stock purchase or option plans, more than either 2,500 shares or $25,000 of fair market value of the Company's common stock in any given year. The price of the common stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the common stock at the beginning of the six-month offering period (July 1 or January 1 of each calendar year) or on the applicable purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. The Purchase Plan will, in all events, terminate ten years after the effective date of the Company's Initial Public Offering (Note 9). During 1997, 31,198 shares of common stock were purchased at a cost of $139,221 through the Plan.

                            MICRO THERAPEUTICS, INC.

10.      Common Stock Plans, Continued:

         Pro Forma Effect Of Stock-Based Compensation:

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined on the fair value at the grant dates for awards under those plans consistent with the method promulgated by SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts below:

                                                              For The Years Ended
                                                                 December 31,
                                                            1996              1997
                                                            ----              ----
            Net loss:
             As reported                               ($5,613,984)        ($7,243,114)
             Pro forma for SFAS No. 123                ($5,755,344)        ($7,514,628)

            Loss per share (basic and diluted):
             As reported                                                        ($1.27)
             Pro forma for SFAS No. 123                                         ($1.31)

            Pro forma loss per share (basic and diluted):
             As reported                                    ($1.45)             ($1.17)
             Pro forma for SFAS No. 123                     ($1.49)             ($1.20)



         The fair value of each option grant preceding the Company's Initial Public Offering (Note 9) was estimated on the date of the grant using the minimum value method. Such value was computed as the difference between the current stock price less the present value, at that date, of the exercise price for a stock that does not pay dividends. The fair value of each option grant subsequent to the Company's Initial Public Offering was estimated on the date of the grant using the Black-Scholes option-pricing model. The assumptions used for the years ended December 31, 1996 and 1997 were as follows: the average risk-free interest rate was 6.1% and 6.06%, respectively; generally the exercise price is equal to the fair market value of the underlying common stock at the grant date, after consideration of any related unearned compensation recorded in the financial statements; the expected life of the option is the term to expiration, generally 4 years; expected volatility is 55%; and the common stock is expected to pay no dividends.

                            MICRO THERAPEUTICS, INC.

11. Net loss per Share:

         Reconciliations of net loss and shares used in the calculations of net loss per share are as follows:

                                                                         For the Year
                                                                    Ended December 31, 1996
                                                                          (Pro Forma)
                                                             Net Loss            Shares         Net Loss
                                                           (Numerator)        (Denominator)     Per Share
                                                           -----------        -------------     ---------
            Loss available to common stockholders         ($5,613,984)
            Weighted average shares outstanding,
              giving effect to the conversion of
              Preferred Stock as of the beginning of
              the period (Note 2)                                               3,873,186
                                                          ------------          ---------

            Net loss per share (basic and diluted)        ($5,613,984)          3,873,186        ($1.45)
                                                          ===========           =========        ======


                                                                  For the Year Ended December 31,
                                                                               1997
                                                           Net Loss              Shares         Net Loss
                                                          (Numerator)         (Denominator)     Per Share
                                                          -----------         -------------     ---------
            Pro forma:

              Loss available to common stockholders        ($7,243,144)
              Weighted average shares outstanding,
                giving effect to the conversion of
                Preferred Stock as of the beginning
                of the period (Note 2)                                          6,190,486
                                                          ------------          ---------


              Net loss per share (basic and diluted)       ($7,243,114)         6,190,486        ($1.17)
                Reduction of Weighted Average Shares
                Outstanding, to give effect to the
                conversion of Preferred Stock as of
                the effective date of the IPO (Notes
                2 and 9)                                                         (475,090)        (0.10)
                                                          ------------          ---------        ------
              Net loss per share
                (basic and diluted)                        ($7,243,114)         5,715,396        ($1.27)
                                                           ===========          =========        ======


                            MICRO THERAPEUTICS, INC.

12.      Income Taxes:

         The following table presents the current and deferred income tax provision for federal and state income taxes:

                           For The Years Ended
                               December 31,
                             1996        1997
                             ----        ----
            Current:
              Federal         --          --
              State          $800        $800
                             ----        ----

                              800         800
                             ----        ----

            Deferred:
              Federal         --          --
              State           --          --
                             ----        ----

                             $800        $800
                             ====        ====



         The tax effects of temporary differences which give rise to the deferred tax provision (benefit) consist of:


                                                                    For The Years Ended
                                                                        December 31,
                                                                  1996                1997
                                                                  ----                ----
            Capitalized research and development costs        ($  338,092)        ($1,362,263)
            Capitalized inventory costs                           (64,970)             65,001
            Intangibles                                               (71)             (9,752)
            Property and equipment                                (30,307)            (83,387)
            Accrued expenses                                      (24,021)            (89,851)
            Stock options                                         (41,870)            (37,749)
            Tax credit carryforwards                             (123,047)           (163,384)
            Net operating loss carryforwards                   (1,877,486)         (1,168,476)
            Valuation allowance                                 2,499,864           2,849,861
                                                              -----------         -----------
                                                              $         -         $         -
                                                              ===========         ===========

                            MICRO THERAPEUTICS, INC.

12.      Income Taxes, Continued:

         The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:



                                                              For The Years Ended
                                                                 December 31,
                                                              1996           1997
                                                              ----           ----
         Statutory regular federal income tax rate          (34.00%)       (34.00%)
         Meals and entertainment                              0.20           0.10
         State taxes                                          0.01           0.01
         Tax credit carryforwards                            (0.82)         (1.06)
         Change in valuation allowance                       34.62          35.44

         Other, net                                             --          (0.48)
                                                            ------         ------
                           Effective tax rate                 0.01%          0.01%
                                                            ======         ======





         The components of the net deferred tax asset at December 31, 1997 are as follows:

         Capitalized research and development costs        $ 1,839,095
         Capitalized inventory costs                            18,067
         Intangibles                                            10,325
         Property and equipment                                116,182
         Accrued expenses                                      132,066
         State taxes                                               272
         Stock options                                          79,173
         Tax credit carryforwards                              508,021
         Net operating loss carryforwards                    4,289,459


           Valuation allowance                              (7,092,660)
                                                           -----------
                           Net deferred tax asset          $      --
                                                           ===========


         The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

                            MICRO THERAPEUTICS, INC.

12.      Income Taxes, Continued:

         At December 31, 1997, the Company had net operating loss carryforwards for federal and state purposes of approximately $11,592,000 and $5,073,000, respectively. The net operating loss carryforwards begin expiring in 2008 and 1998, respectively. The Company also has research and experimentation credit carryforwards for federal and state purposes of approximately $282,000 and $181,000, respectively. The research and experimentation credits begin to expire in 2008 for federal purposes and carry forward indefinitely for state purposes. The Company has a manufacturer's investment credit for state purposes of approximately $46,000. The manufacturer's investment credit will begin to expire in 2006.

         The utilization of net operating loss and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

13.      Commitments And Contingencies:

         On May 1, 1997, the Company exercised its option to extend its current office operating lease and leased additional office space for a period of one year. At December 31, 1997 two additional one year options remain available to the Company. As of December 31, 1997, the future noncancelable minimum lease commitments are $55,504, all relating to 1998.

         Rent expense for the years ended December 31, 1996 and 1997 was $205,123 and $206,442, respectively. The Company received $22,043 and $4,454 of rental sublease income for the years ended December 31, 1996 and 1997, respectively.

14.      Related Party Transactions:

         In June 1993, the Company acquired from a stockholder an exclusive worldwide license to manufacture, market and sell devices utilizing certain catheter technology developed by the stockholder/licensor. As consideration for the license, the Company is obligated to pay the stockholder/licensor royalties at the rate of 1-1/2% of the net revenues from products developed utilizing the patented technology for a period of ten years from the first commercial sale of such products and a royalty of 1% of net revenue on any product that bears the name of the consultant (for as long as it bears the name). Commercial sale of these products commenced in November 1995. Royalty expense under these license agreements totaled $11,546 and $20,541 for the years ended December 31, 1996 and 1997, respectively.

         In November 1994, the Company licensed technology from a consultant for which the Company pays a royalty of 1% of net sales on any product that bears the name of the consultant. Royalties paid under this agreement were $11,547 in 1996 and $17,614 in 1997.

                            MICRO THERAPEUTICS, INC.

14.      Related Party Transactions, Continued:

         In October 1996, the Company licensed technology from a consultant for which a royalty of 1% of net sales of a specified product will be paid until October 8, 1999 and thereafter as long as the product continues to use a derivative of the consultant's name. Royalties paid under this agreement were $1,415 in 1997.

15.      Distribution Agreement

         Concurrent with the execution of the Subordinated Convertible Note Agreement described in Note 7, the parties also entered into a Distribution Agreement, which provides for exclusive European distribution of the Company's neuro products. The Distribution Agreement has a five-year term, which will commence upon the first commercial sale of such products, and may be canceled by the Company upon a sale of substantially all the Company's assets or change in control of the Company. In such event, the cancellation penalty to be paid to the distributor is the greater of $1 million or an amount based on the distributor's gross profit, as defined in the Distribution Agreement.

16.      Concentrations Of Credit Risk:

         At December 31, 1997, the Company had approximately $5,270,000 of cash and cash equivalents that were in excess of the federally-insured limit of $100,000 per bank. Additionally, the Company had approximately $6,304,000 invested in commercial paper having maximum maturities of six months. All such investments are in the custody of one bank.

         The Company's customers are primarily hospitals in the United States and distributors in certain foreign countries. There were no customers which accounted for greater than 10% of accounts receivable or net sales as of any date or for any period presented.

17.      Segment Information

         The Company operates in one industry segment, and, geographically, derives revenues from the United States and Europe. European revenues for the years ended December 31, 1996 and 1997 constituted 4% and 3%, respectively, of consolidated revenues.

                            MICRO THERAPEUTICS, INC.

18.      Genyx Medical, Inc.

         On November 17, 1997, the Company licensed its proprietary Embolyx(TM) technology to its new subsidiary, Genyx Medical, Inc., ("Genyx") in connection with non-vascular applications for gynecological and urological procedures. Genyx licensed back to the Company the right to develop, manufacture and market any product which incorporates or uses the Genyx modified Embolyx(TM) technology outside of the applications licensed to Genyx. As consideration for the license agreement and for certain commitments described below, Genyx issued 850,000 shares of its common stock to the Company, which constitutes 85% of its currently outstanding shares, and entered into a royalty arrangement whereby Genyx compensates the Company based on net revenues derived from sale of licensed products by Genyx. In addition, the Company agreed to fund start-up costs of Genyx in an amount not to exceed $100,000 through February 28, 1998. Such costs amounted to $30,784 in 1997 and were recorded by the Company as research and development expense.

         On March 12, 1998, Genyx received an equity financing commitment aggregating $3 million, $1 million of which was received on that date, and $2 million of which is expected to be received in April 1998 in conformity with the terms of the equity financing agreement.