Form 10QSB
period 1998-03-31
MICRO THERAPEUTICS INC
filed 1998-05-15
CIK 311407

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
        ________________.

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

                                 (949) 361-0616
                           (Issuer's telephone number)

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

                                                      YES      X      NO
                                                             -----         -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                   Class                        Outstanding at May 14, 1998
                   -----                        ---------------------------
        Common Stock, $.001 par value                   6,606,291

                               Page 1 of 21 Pages
                            Exhibit Index on Page 19

                            MICRO THERAPEUTICS, INC.
                              INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION                                                          Page Number
        Item 1.Financial Statements

                  Balance Sheet as of March 31, 1998 (unaudited).............................3

                  Statements of Operations for the Three Months Ended March 31, 1997
                      and 1998 (unaudited)...................................................4

                  Statements of Cash Flows for the Three Months Ended March 31, 1997
                      and 1998 (unaudited)...................................................5

                  Notes to Financial Statements............................................6-7

        Item 2.Management's Discussion and Analysis or Plan of Operation..................8-16

PART II.       OTHER INFORMATION

        Item 1.Legal Proceedings............................................................17

        Item 6.Exhibits and Reports on Form 8-K.............................................17

SIGNATURES..................................................................................18

                            MICRO THERAPEUTICS, INC.

                                  BALANCE SHEET

                                 March 31, 1998
                                   (Unaudited)
                                   -----------


                                     ASSETS:

Current assets:
   Cash and cash equivalents                                             $  2,940,010
   Short term investments                                                   6,299,971
   Accounts receivable                                                        436,617
   Inventories, net of reserve for obsolescence of $31,000                    694,102
   Prepaid expenses and other current assets                                  335,716
                                                                         ------------

              Total current assets                                         10,706,416

Property and equipment, net of accumulated depreciation of $620,734           612,220
Patents and licenses, net of accumulated amortization of $63,324              834,006
Other assets                                                                   70,380
                                                                         ------------

              Total assets                                               $ 12,223,022
                                                                         ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Current portion of equipment line of credit                           $     65,934
   Accounts payable                                                           346,138
   Accrued liabilities                                                        500,162
                                                                         ------------

              Total current liabilities                                       912,234

Equipment line of credit                                                      129,247
Convertible note payable, net of discount of $914,000                       4,086,398
                                                                         ------------

              Total liabilities                                             5,127,879
                                                                         ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares authorized,                  --
      no shares issued and outstanding
   Common stock, $.001 par value, 20,000,000 shares authorized,
      6,591,890 shares issued and outstanding                                   6,592
   Additional paid-in capital                                              26,277,732
   Unearned compensation                                                     (101,587)
   Accumulated deficit                                                    (19,087,594)
                                                                         ------------

              Total stockholders' equity                                    7,095,143
                                                                         ------------

              Total liabilities and stockholders' equity                 $ 12,223,022
                                                                         ============


See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.

                            STATEMENTS OF OPERATIONS

               For the Three Months Ended March 31, 1997 and 1998
                                   (Unaudited)
                                   -----------

                                                       1997               1998
                                                       ----               ----
Net sales                                           $   510,039       $   905,729
Cost of sales                                           490,317           426,663
                                                    -----------       -----------
        Gross margin                                     19,722           479,096


Costs and expenses:
   Research and development                           1,021,397         1,159,154
   Selling, general and administrative                1,038,104         1,353,397
                                                    -----------       -----------

        Total costs and expenses                      2,059,501         2,512,551
                                                    -----------       -----------

        Loss from operations                         (2,039,779)       (2,033,455)

Other income (expense):
   Interest income                                       72,613           136,260
   Interest expense                                      (7,441)         (107,619)
   Other income (expense), net                          165,258            (1,326)
                                                    -----------       -----------
                                                        230,430            27,315
                                                    -----------       -----------

        Loss before provision for income taxes       (1,809,349)       (2,006,140)

Provision for income taxes                                  800               800
                                                    -----------       -----------

        Net loss                                    ($1,810,149)      ($2,006,940)
                                                    ===========       ===========

Per share data:
   Net loss per share (basic and diluted)           ($     0.52)      ($     0.31)
                                                    ===========       ===========
   Weighted average shares outstanding                3,452,000         6,537,000
                                                    ===========       ===========

Pro forma:
   Net loss per share (basic and diluted)           ($     0.34)
                                                    ===========
   Weighted average shares outstanding                5,367,000
                                                    ===========

See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.

                            STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 1997 and 1998
                                   (Unaudited)
                                   -----------

                                                        1997              1998
                                                        ----              ----
Cash flows from operating activities:
   Net loss                                        ($ 1,810,149)      ($ 2,006,940)
   Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation and amortization                        86,579             89,394
    Amortization of note payable discount                    --             38,142
    Compensation related to stock options
      vesting                                            29,874             18,003
    Gain on sale of investment                         (167,456)                --
    Change in operating assets and
     liabilities:
      Accounts receivable                                (4,597)           (36,796)
      Inventories                                       (88,677)           (75,431)
      Prepaid expenses and other assets                (106,882)          (202,473)
      Accounts payable                                   91,719             55,386
      Accrued liabilities                               136,022             28,343
                                                   ------------       ------------
      Net cash used in operating activities          (1,833,567)        (2,092,372)
                                                   ------------       ------------

Cash flows from investing activities:
   Purchase of short-term investments                (5,860,618)        (1,958,005)
   Maturity of short-term investments                        --          1,962,468
   Additions to property and equipment                 (108,400)           (84,364)
   Additions to patents and licenses                    (26,854)          (142,341)
   Decrease in other assets                                  --                202
                                                   ------------       ------------
      Net cash used in investing activities          (5,995,872)          (222,040)
                                                   ------------       ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock            10,267,200                 --
   Costs of equity issuances                           (494,190)                --
   Proceeds from exercise of stock options               23,900             93,811
   Borrowings on equipment line of credit                15,465                 --
   Repayments on equipment line of credit               (12,058)           (15,076)
                                                   ------------       ------------
      Net cash provided by financing
        activities                                    9,800,317             78,735
                                                   ------------       ------------

      Net increase (decrease) in cash and
        cash equivalents                              1,970,878         (2,235,677)

Cash and cash equivalents at the beginning
  of the period                                       4,157,147          5,175,687
                                                   ------------       ------------
Cash and cash equivalents at the end of the
period                                             $  6,128,025       $  2,940,010
                                                   ============       ============

Supplemental schedule of non-cash activities:
   Unearned compensation related to
   terminated employees                            $         --       $     55,379

   See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

2.  Summary of Significant Accounting Policies:

    Unaudited Interim Financial Information:
    ----------------------------------------

    The financial statements included in this Form 10-QSB have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB, are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Company's 1997 annual report on Form 10-KSB include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-QSB. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

    New Accounting Pronouncements
    -----------------------------

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information", which establishes standards for public business enterprises to report financial and descriptive information about operating segments in annual financial statements on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 also establishes the standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the requirements of SFAS No. 131.

3.  Genyx Medical, Inc.

    On March 12, 1998, Genyx Medical, Inc. ("Genyx"), entered into a $3 million equity financing agreement. As a result of this financing, the Company's ownership in Genyx was reduced from 85% to 27%. Because the Company's carrying value of its investment in Genyx is $0, the Company, in conformity with generally accepted accounting principles, is currently not required to recognize its equity share of Genyx losses for the period from March 12, 1998 through March 31, 1998. Expenditures related to Genyx for the period from January 1, 1998 to March 12, 1998 had been recorded by the Company as research and development expenses, and amounted to $38,139.

4.  Net Loss Per Share:

    Net loss per share for all periods presented is calculated under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share", (which the Company adopted in the fourth quarter of 1997) by dividing net loss by the weighted average number of common shares issued and outstanding during the period. For the 1997 pro forma calculation, such weighted average includes common shares that were issued upon conversion of all outstanding shares of the Company's Preferred Stock, in connection with the Company's Initial Public Offering of its Common Stock in February 1997, as if such conversion had taken place at the beginning of 1997. Potential common shares, represented by options, warrants and convertible debt, have been excluded from the calculations due to their anti-dilutive effect. Basic and diluted loss per share are the same for the periods presented.

    Such calculations also conform to the requirements set forth in Staff Accounting Bulletin ("SAB") Topic 98, issued by the Securities and Exchange Commission in February 1998. SAB 98 provides that stock options and warrants granted during the twelve months prior to the date of the filing of a company's initial public offering at prices less than the per share initial public offering price be excluded from loss per share calculations. Previously existing rules set forth by SAB Topic 4-D had required that such options and warrants be included in loss per share calculations. Accordingly, the historical net loss per share amount for 1997 shown in the accompanying statement of operations is different from the $.33 net loss per share previously reported.

    Reconciliations of net loss and shares used in the calculations of net loss per share are as follows:

                                                    For the Three Months Ended March 31, 1997
                                                    -----------------------------------------
                                                     Net Loss        Shares         Net Loss
                                                    (Numerator)   (Denominator)     Per Share
                                                    -----------   -------------     ---------
          Loss available to common stockholders     ($1,810,149)
          Pro forma weighted average shares
            outstanding, giving effect to the
            conversion of Preferred Stock as
            of the beginning of the period                            5,367,000
                                                    ------------     ----------
          Pro forma net loss per share (basic
            and diluted)                             (1,810,149)      5,367,000      ($.34)
          Reduction of weighted average shares
            outstanding, to give effect to the
            conversion of Preferred Stock as of
            the effective date of the IPO                            (1,915,000)      (.18)
                                                    ------------     ----------      -----
          Net loss per share (basic and diluted)    ($1,810,149)      3,452,000      ($.52)
                                                    ============     ==========      =====

                                                    For the Three Months Ended March 31, 1998
                                                    -----------------------------------------
                                                     Net Loss        Shares         Net Loss
                                                    (Numerator)   (Denominator)     Per Share
                                                    -----------   -------------     ---------
          Loss available to common stockholders     ($2,006,140)
          Weighted average shares outstanding                         6,537,000
                                                    ------------      ---------
          Net loss per share (basic and diluted)    ($2,006,140)      6,537,000      ($0.31)
                                                    ===========       =========      ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

        Since its inception in June 1993, MTI has been primarily engaged in the design, development and marketing of minimally invasive devices for treatment of vascular disease. The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue as the Company expends substantial resources to fund research and development, clinical trials, regulatory approvals and increased marketing and sales activities.

        The Company commenced U.S. commercial shipments of its first thrombolytic infusion catheters in November 1994, but did not generate significant revenues until it established a direct domestic sales force in the second half of 1995. To date, the majority of the Company's revenues have been derived from sales of its initial infusion catheters and related accessories. The Cragg Thrombolytic Brush(TM) received FDA approval in August 1997 and the Castaneda Over-The-Wire Brush(TM) received FDA approval in February 1998, with market introductions having been made upon obtaining such approvals. The Company expects sales of the products mentioned above, and similar products, to provide the majority of the Company's revenues at least through 1998.

        The Company currently sells its products in international markets through a limited number of distributors and, in November 1997, signed an agreement with Guidant Corporation to distribute the Company's neurological products in Europe. To date, no revenues have been received under the Guidant arrangement and no significant revenues are expected until the Company's EMBOLYX(TM) Liquid Embolic System receives CE Mark certification. CE Mark certification for many of the Company's products was received in 1997. The Company expects that it will obtain CE Mark certification for its currently released products in 1998, however there can be no assurance that such certification will be obtained.

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

        The Company currently manufactures product for stock and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a significant backlog in the near term.

        RESULTS OF OPERATIONS

        Net sales in the quarter ended March 31, 1998 increased 78% to $906,000 as compared to $510,000 in the first quarter of 1997. While revenues in 1998 were higher than 1997 for all product lines, 59% of the revenue increase was attributable to sales of the Cragg Thrombolytic Brush and Castaneda Over-The-Wire Brush, products which were introduced in August 1997 and March 1998, respectively, and 27% of the revenue increase was attributable to higher sales of peripheral infusion products. Revenues were also higher as a result of a 5% price increase which was implemented February 1, 1998 for certain of the Company's products.

        Cost of sales decreased to $427,000 for the quarter ended March 31, 1998 from $490,000 in the first quarter of 1997. This decrease was attributable to increased efficiencies achieved in manufacturing, which allowed the Company to re-deploy certain individuals to research and development functions starting primarily in the fourth quarter of 1997. Cost of sales as a percentage of sales decreased from 96% in the first quarter of 1997 to 47% in the first quarter of 1998 due to the increase in sales volume and the aforementioned efficiencies.

        Research and development expenses, including regulatory and clinical expenses, increased 13% from $1,021,000 in the first quarter of 1997 to $1,159,000 in the first quarter of 1998. This increase was primarily attributable to increases in the number of employees as the result of the transfer of process engineering personnel from manufacturing to research and development, increased expenditures related to development of the EMBOLYX(TM) technology, expenses related to Genyx Medical, Inc. and a research grant. The Company expects to continue to significantly increase research and development costs during the remainder of 1998 particularly for human clinical trials of EMBOLYX(TM) and other applications in the neuro and peripheral areas.

        Selling, general and administrative expenses increased 30% from $1,038,000 in the first quarter of 1997 to $1,353,000 in the first quarter of 1998. This increase was primarily attributable to sales incentives related to increased revenues, the mid-1997 addition of an Executive Vice President of Marketing and Sales, studies commissioned by the Company and higher levels of expenses commensurate with the Company's publicly-held status. The closure of the European office in the fourth quarter of 1997, resulted in a $92,000 decrease in expenses in the first quarter of 1998 as compared with the first quarter of 1997.

        Other income declined from $230,000 in the first quarter of 1997 to $27,000 in the first quarter of 1998. Included in other income for the first quarter of 1997 was non-recurring income of $167,000 from the sale of common stock of a privately held company in which MTI had held a minority interest. The first quarter of 1998 reflects higher interest income, due to higher average cash and short-term investment balances during the quarter, and higher interest expense related to the convertible note payable to Guidant.

        As a result of the items discussed above, the Company had a net loss of $2.0 million for the first quarter of 1998 compared to $1.8 million for the first quarter of 1997.

        LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $19.1 million at March 31, 1998. To fund its operations, the Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million. Additionally, in November 1997, the Company received $5 million from Guidant Corporation under terms of a convertible note agreement. Achievement of certain milestones, before December 31, 1998, as defined in the note agreement, provides the Company with the option to require Guidant to purchase up to an additional $3 million of the Company's stock and loan the Company up to an additional $2 million. On April 29, 1998, by the filing of a 510(k) application covering certain applications of its EMBOLYX(TM) Liquid Embolic System with the U.S. Food and Drug Administration, the Company achieved one of the two milestones. The Company has elected to have Guidant loan it $2 million and purchase from the Company $500,000 of common stock at approximately $10.50 per share. There can be no assurance, however, that the Company will be able to achieve the second of such milestones before December 31, 1998.

        As of March 31, 1998, the Company had cash, cash equivalents and short term investments of $9.2 million compared to $12.0 million at March 31, 1997. Cash used in the Company's operations for the three months ended March 31, 1998 was approximately $2.1 million, reflecting the loss from operations, as well as increases in accounts receivable, inventories, prepaid expenses and other assets, net of decreases in accounts payable and accrued liabilities. Cash used in investing activities for the three months ended March 31, 1998 was $222,000 primarily reflecting expenditures for property and equipment of $84,000 and patents and licenses of $142,000. The Company plans to finance its capital and operational needs principally from its existing capital resources at March 31, 1998, and, to the extent available, from bank and lease financing. There can be no assurance, however, that such financing options will be available to the Company, or, if available, will be upon terms acceptable to the Company.

        MTI believes current resources will be sufficient to fund its operations into early 1999. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements will also depend on the demands created by its operational and development programs, including requirements for domestic sales and marketing growth. The Company anticipates modest expansion of its manufacturing facilities to be able to meet revenue targets. However, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on acceptable terms, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Early Stage of Development. The Company has only recently commercially introduced a number of products. Several of its key products are in the early stage of development. The EMBOLYX(TM) Liquid Embolic System ("LES") has not yet entered full clinical trials in the United States and the Company recently filed its 510(k) pre-market notifications covering certain applications of the LES and certain of its micro-catheters for neuro vascular use. Commercialization of the Company's products will depend on a number of factors, including the Company's ability to demonstrate the safety and efficacy of such products in the clinical setting. There can be no assurance that the Company's products will be safe and effective in clinical trials or will ultimately be cleared for marketing by U.S. or foreign regulatory authorities. Failure to develop safe and effective products, which are approved for sale on a timely basis would have a material adverse effect on the Company's business, operating results and financial condition.

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

        Limited Operating History; Absence of Profitability. The Company was incorporated in 1993. To date, the Company's business has generated limited product sales. From its inception through March 31, 1998, the Company incurred cumulative losses of approximately $19.1 million. The Company expects to incur additional losses as it expands its research and development, manufacturing and marketing efforts. No assurance can be given that the Company will achieve significant sales of its products or that such sales will lead to profitability. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to the introduction of its current and future products, or the Company's research and development, manufacturing and marketing efforts. Such delays or expenses could have a material adverse effect on the Company's business, operating results and financial condition.

        Possible Need for Additional Funds; Uncertainty of Additional Financing. The Company's operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures to increase. The Company believes that its existing capital resources and anticipated cash flow from planned operations, together with the net proceeds from its initial public offering and under the terms of a convertible subordinated note agreement with Guidant Corporation ("Guidant") entered into in November 1997, and the interest earned thereon, should be adequate to satisfy its capital requirements through 1998. There can be no assurance, however, that the Company will not need additional capital before such time. The Company's need for additional financing will depend upon numerous factors, including the extent and duration of the Company's future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, and market and regulatory developments. The Company achieved the first of its two milestones, as defined in the agreement with Guidant, thereby allowing the Company to receive up to a maximum of $2.5 million in exchange for common stock, debt (limited to a maximum of $2 million) or a combination thereof. There is no assurance, however, that the Company will achieve the second of these milestones before December 31, 1998, or, should the Company achieve this milestone, that the resulting proceeds under the agreement with Guidant would satisfy the Company's then-current working capital requirements. The Company currently has no other committed external sources of funds. To the extent that existing resources are insufficient to fund the Company's activities, the Company may seek to raise additional funds through public or private financing. There can be no assurance that additional financing will be available or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then-existing stockholders may result. If adequate funds are not available, the Company's business, operating results and financial condition may be materially adversely affected.

        Dependence on Patents and Proprietary Technology. The success of the Company will depend, in part, on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of others. The patent position of a medical device company may involve complex legal and factual issues. As of March 31, 1998, the Company held sixteen issued U.S. patents, one issued foreign patent and has thirty-four U.S. and twenty foreign patent applications pending. The Company's issued U.S. patents cover technology underlying the Cragg MicroValve, infusion wire, Cragg Thrombolytic Brush, LES and carotid and intra-cerebral stent products. The expiration dates of these patents range from February 2009 to December 2015. The pending claims cover various aspects of its infusion catheter, infusion wire, Thrombolytic Brush, micro catheter, LES, carotid and intra-cerebral stent technologies, coatings and non-vascular liquid embolic products. Each product area the Company is pursuing is covered by at least one issued and pending patent. One of the patents used by the Company is currently licensed by the Company from Andrew Cragg, M.D. There can be no assurance that issued patents will provide significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. There also can be no assurance that patents belonging to competitors will not require the Company to alter its technology and products, pay licensing fees or cease to market or develop its current or future technology and products. The Company also relies on trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire equivalent technology or that the Company can maintain such technology as trade secrets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. The failure of the Company to protect its intellectual property rights could have a material adverse effect on its business, operating results and financial condition.

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

        Limited Manufacturing Experience. The Company's experience in manufacturing its products is limited. The Company anticipates that it will be necessary to expand its manufacturing capacity in connection with the continued commercialization of its products. Such commercialization may require the additional commitment of capital resources for facilities, tooling and equipment and for leasehold improvements. The Company expects that the expansion of its manufacturing capacity within the next eighteen months will be achieved from improved efficiencies, automation and the acquisition of additional tooling and equipment. The Company anticipates a modest expansion of its manufacturing facilities during the next eighteen months. Any delay or inability in expanding its manufacturing capacity or in obtaining the commitment of such resources could materially adversely affect the Company's manufacturing ability, business, operating results and financial condition.

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

        Risks Associated with Year 2000 Issue. In the next two years, many companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect information and could result in an inability to process transactions, send invoices or engage in normal business activities. Based on a recent assessment, which included correspondence the Company obtained from the manufacturer of the financial system software utilized by the Company, the Company believes that such software will not be affected by the Year 2000 issue. In addition, the Company believes that its existing information systems equipment, primarily composed of personal computers, will be minimally impacted by the Year 2000 Issue, as the Company intends to replace the majority of those systems which may be affected by this problem by the end of 1999 due to technological obsolescence. The Company has not initiated communications with any of its vendors regarding the Year 2000 Issue. If the Company determines a particular vendor will be impacted by this problem, the Company may attempt to identify additional or replacement vendors, which could delay accessibility of the products and/or services provided by such vendors. Such a delay or failure to identify an additional or replacement vendor could have a material adverse effect on the Company's business, operating results and financial condition.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is not a party to any material legal proceeding.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

            See Index to Exhibits on Page 19 of this Quarterly Report on Form 10-QSB.

        (B) REPORTS ON FORM 8-K

            No reports on Form 8-K were filed by the Company during the quarterly period ended March 31, 1998, and none were required.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   MICRO THERAPEUTICS, INC.



Date:  May 14, 1998                         By:      /s/ Harold A. Hurwitz
                                                 -------------------------------
                                                         Harold A. Hurwitz
                                                         Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit                                                                                Page
Number                                 Description                                    Number
------                                 -----------                                    ------
27.1       Financial Data Schedule - Q1 1998                                            20
27.2       Financial Data Schedule - Q1 1997 Restated for Earnings per Share Data       21

19