Form 10QSB
period 1998-06-30
MICRO THERAPEUTICS INC
filed 1998-08-14
CIK 311407

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
         __________.

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

                                 YES [X]  NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


                  Class                       Outstanding at August 7, 1998
      -----------------------------           -----------------------------
      Common Stock, $.001 par value                     6,704,081


                               Page 1 of 24 Pages
                            Exhibit Index on Page 20

                            MICRO THERAPEUTICS, INC.
                              INDEX TO FORM 10-QSB

                                                                                                                Page Number
                                                                                                                -----------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                      Balance Sheet as of June 30, 1998 (unaudited)..............................................     3

                      Statements of Operations (unaudited) for the Three and Six Months Ended
                           June 30, 1997 and 1998................................................................     4

                      Statements of Cash Flows (unaudited) for the Six Months Ended
                           June 30, 1997 and 1998................................................................     5

                      Notes to Financial Statements..............................................................   6-7

         Item 2.  Management's Discussion and Analysis or Plan of Operation......................................  8-17

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................................    18

         Item 4.  Submission of Matters to a Vote of Security Holders............................................    18

         Item 6.  Exhibits and Reports on Form 8-K...............................................................    18

SIGNATURES.......................................................................................................    19

                            MICRO THERAPEUTICS, INC.

                                  BALANCE SHEET

                                  June 30, 1998
                                   (Unaudited)

                                     ASSETS:

Current assets:
    Cash and cash equivalents                                                  $  9,565,647
    Accounts receivable, net of allowance for doubtful accounts of $734             478,498
    Inventories, net of reserve for obsolescence of $81,500                         714,558
    Prepaid expenses and other current assets                                       221,881
                                                                               ------------
                 Total current assets                                            10,980,584

Property and equipment, net of accumulated depreciation of $681,220                 701,140
Patents and licenses, net of accumulated amortization of $74,322                    936,038
Other assets                                                                         70,380
                                                                               ------------
                 Total assets                                                  $ 12,688,142
                                                                               ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Current portion of equipment line of credit                                $     68,308
    Accounts payable                                                                389,463
    Accrued liabilities                                                             473,149
                                                                               ------------
                 Total current liabilities                                          930,920

Equipment line of credit                                                            111,254
Notes payable, net of discount of $874,507                                        6,125,493
                                                                               ------------
                 Total liabilities                                                7,167,667
                                                                               ------------
Commitments and contingencies

Stockholders' equity:
     Preferred stock $.001 par value, 5,000,000 shares authorized,
       no shares issued and outstanding                                                  --
     Common stock, $.001 par value, 20,000,000 shares authorized,
       6,679,392 shares issued and outstanding                                        6,679
     Additional paid-in capital                                                  26,886,912
     Unearned compensation                                                          (66,046)
     Accumulated deficit                                                        (21,307,070)
                                                                               ------------
                 Total stockholders' equity                                       5,520,475
                                                                               ------------
                 Total liabilities and stockholders' equity                    $ 12,688,142
                                                                               ============

See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                   For the Three Months Ended               For the Six Months Ended
                                                ---------------------------------       ---------------------------------
                                                June 30, 1997       June 30, 1998       June 30, 1997       June 30, 1998
                                                -------------       -------------       -------------       -------------
Net sales                                        $   639,329         $ 1,038,648         $ 1,149,368         $ 1,944,377
Cost of sales                                        554,608             481,496           1,044,925             908,129
                                                 -----------         -----------         -----------         -----------
         Gross profit                                 84,721             557,152             104,443           1,036,248

Costs and expenses:
    Research and development                       1,057,939           1,291,714           2,079,336           2,450,868
    Selling, general and administrative            1,030,467           1,475,912           2,068,571           2,829,309
                                                 -----------         -----------         -----------         -----------
         Total costs and expenses                  2,088,406           2,767,626           4,147,907           5,280,177
                                                 -----------         -----------         -----------         -----------
         Loss from operations                     (2,003,685)         (2,210,474)         (4,043,464)         (4,243,929)

Other income (expense):
    Interest income                                  132,965             117,561             205,578             253,821
    Interest expense                                  (7,658)           (122,259)            (15,100)           (229,878)
    Other income (expense), net                       (2,525)             (4,304)            162,734              (5,630)
                                                 -----------         -----------         -----------         -----------
                                                     122,782              (9,002)            353,212              18,313
                                                 -----------         -----------         -----------         -----------
         Loss before provision for income
           taxes                                  (1,880,903)         (2,219,476)         (3,690,252)         (4,225,616)
Provision for income taxes                                --                  --                 800                 800
                                                 -----------         -----------         -----------         -----------
         Net loss                                $(1,880,903)        $(2,219,476)        $(3,691,052)        $(4,226,416)
                                                 ===========         ===========         ===========         ===========
Per share data:
  Net loss per share (basic and diluted)         $     (0.29)        $     (0.34)        $     (0.75)        $     (0.64)
                                                 ===========         ===========         ===========         ===========
  Weighted average shares outstanding              6,408,000           6,622,000           4,930,000           6,580,000
                                                 ===========         ===========         ===========         ===========
Pro forma:
  Net loss per share (basic and diluted)         $     (0.29)              *             $     (0.63)              *
                                                 ===========                             ===========
  Weighted average shares outstanding              6,408,000               *               5,888,000               *
                                                 ===========                             ===========

----------

* Not applicable

See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.

                            STATEMENTS OF CASH FLOWS

                 For the Six Months Ended June 30, 1997 and 1998

                                   (Unaudited)

                                                                     1997               1998
                                                                 ------------       ------------
Cash flows from operating activities:
    Net loss                                                     $ (3,691,052)      $ (4,226,416)
    Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation and amortization                                    178,942            185,597
     Amortization of note payable discount                                 --             77,238
     Compensation related to stock options vesting                     55,054             29,381
     Gain on sale of investment                                      (167,456)                --
     Loss on sale of fixed assets                                          --              2,864
     Provision for doubtful accounts                                       --                734
     Provision for inventory obsolescence                                  --             50,500
     Change in operating assets and liabilities:
       Accounts receivable                                            (26,163)           (79,411)
       Inventories                                                   (169,226)          (146,387)
       Prepaid expenses and other assets                               32,675            (88,638)
       Accounts payable                                                11,962             98,713
       Accrued liabilities                                             39,892              1,327
                                                                 ------------       ------------
       Net cash used in operating activities                       (3,735,372)        (4,094,498)
                                                                 ------------       ------------
Cash flows from investing activities:
    Purchase of short-term investments                            (15,000,301)        (8,895,569)
    Maturity of short-term investments                              7,500,000         15,200,000
    Additions to property and equipment                              (168,908)          (261,352)
    Additions to patents and licenses                                (133,697)          (255,370)
    Decrease in other assets                                               --                202
                                                                 ------------       ------------
       Net cash (used in) provided by investing activities         (7,802,906)         5,787,911
                                                                 ------------       ------------
Cash flows from financing activities:
    Proceeds from issuance of common stock                         10,340,586            574,560
    Costs of equity issuances                                        (529,535)                --
    Proceeds from exercise of stock options                            35,601            152,682
    Borrowings on equipment line of credit                             25,341                 --
    Borrowings on note payable                                             --          2,000,000
    Repayments on equipment line of credit                            (25,213)           (30,695)
                                                                 ------------       ------------
       Net cash provided by financing activities                    9,846,780          2,696,547
                                                                 ------------       ------------
       Net increase (decrease) in cash and cash equivalents        (1,691,498)         4,389,960

Cash and cash equivalents at the beginning of the period            4,157,147          5,175,687
                                                                 ------------       ------------
Cash and cash equivalents at the end of the period               $  2,465,649       $  9,565,647
                                                                 ============       ============
Supplemental schedule of non-cash activities:
    Unearned compensation related to terminated employees        $     18,751       $     79,542

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

     Reclassification

     Certain amounts in the 1997 Statement of Cash Flows have been reclassified to conform to the 1998 presentation.

3.   Genyx Medical, Inc.

     On March 12, 1998, Genyx Medical, Inc. ("Genyx"), entered into a $3 million equity financing agreement. As a result of this financing, the Company's ownership in Genyx was reduced from 85% to 27%. Because the Company's carrying value of its investment in Genyx is $0, the Company, in conformity with generally accepted accounting principles, is currently not required to recognize its equity share of Genyx losses for the period from March 12, 1998 through June 30, 1998. Expenditures related to Genyx for the period from January 1, 1998 to March 12, 1998 had been recorded by the Company as research and development expenses, and amounted to $38,139.

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

     Such calculations also conform to the requirements set forth in Staff Accounting Bulletin ("SAB") Topic 98, issued by the Securities and Exchange Commission in February 1998. SAB 98 provides that stock options and warrants granted during the twelve months prior to the date of the filing of a company's initial public offering at prices less than the per share initial public offering price be excluded from loss per share calculations. Previously existing rules set forth by SAB Topic 4-D had required that such options and warrants be included in loss per share calculations. Accordingly, the historical net loss per share amount for 1997 shown in the accompanying statement of operations is different from the $.61 net loss per share for the six months ended June 30, 1997, as reported previously.

     Reconciliation of net loss and shares used in the calculations of net loss per share for the six months ended June 30, 1997 is as follows (calculations for all other periods may be derived directly from statement of operations data):

                                                                          For the Six Months Ended June 30, 1997
                                                                    ------------------------------------------------
                                                                      Net Loss           Shares            Net Loss
                                                                    (Numerator)      (Denominator)         Per Share
                                                                    -----------      -------------         ---------
         Loss available to common stockholders                      $(3,691,052)
         Pro forma weighted average shares outstanding,
           giving effect to the conversion of
           Preferred Stock as of the                                                      5,888,000
           beginning of the period                                  -----------         -----------
         Pro forma net loss per share (basic and diluted)            (3,691,052)          5,888,000         $(0.63)
           Reduction of weighted average shares outstanding,
           to give effect to the conversion of Preferred
           Stock as of the effective date of the IPO                                       (958,000)         (0.12)
                                                                    -----------         -----------         ------
         Net loss per share (basic and diluted)                     $(3,691,052)          4,930,000         $(0.75)
                                                                    ===========         ===========         ======

5.   Note Payable and Sale of Common Stock

     In April 1998, the Company achieved one of the two milestones set forth in its existing Convertible Subordinated Note Agreement (the "Agreement"). Under the terms of the Agreement, achievement of the milestone entitled the Company to receive an additional $2.5 million from the note holder, in the form of either non-convertible debt or a purchase of common stock. The Company elected to receive $2 million under a note payable, which bears interest at 8% per annum payable quarterly. The entire principal balance of the note is due on October 31, 2002. The remaining $500,000 was received through the sale of 47,637 shares of the Company's common stock to the note holder.

6.   Employee Stock Purchase Plan

     On June 30, 1998, the Company sold 13,495 shares of common stock to employees of the Company under the Company's Employee Stock Purchase Plan for proceeds of $74,560.

7.   Subsequent Events

     On July 31, 1998, the Company entered into a five-year lease for a 43,538 square foot facility located in Irvine, California. Monthly payments of $38,313 plus common area costs will commence on October 1, 1998, and the lease provides for annual escalation based on a cost-of-living index. Additionally, the lease provides for the landlord to share, up to $150,000, in the cost of certain tenant improvements. The Company anticipates maintaining the lease on its existing San Clemente, California facility through its expiration in April 1999.

     On August 12, 1998, the Company entered into a ten-year distribution agreement with Abbott Laboratories ("Abbott") that provides Abbott with exclusive rights to distribute the Company's peripheral blood clot therapy products in the U.S. and Canada. Under the terms of the agreement, Abbott will furnish the Company with a non-refundable $1 million marketing payment, as defined in the agreement, upon Abbott's first commercial sale of product, and will provide commissions to the Company based upon Abbott's annual net sales levels, as defined in the agreement.

     Concurrently, the Company and Abbott entered into convertible subordinated note, credit and security agreements, under which Abbott will provide the Company with (a) $5 million, in exchange for a five-year subordinated note, convertible at Abbott's option into shares of the Company's common stock at a conversion rate of $13.00 per share, and (b) a $5 million credit facility, available for one year from the date of the agreement and repayable five years from the date of the agreement, with amounts borrowed under the facility convertible over the five-year life of the underlying note at the Company's option into shares of the Company's common stock at a conversion rate of $15.00 per share. Borrowed amounts will be collateralized by the Company's trademarks, patents and other intellectual property related to the Company's peripheral blood clot infusion products in the Territory, as defined in the aforementioned agreements. Both notes have a stated interest rate of 5% per annum, which, for financial statement reporting purposes, will be adjusted to reflect an imputed market rate of interest as of the date of notes.

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

         The Company commenced U.S. commercial shipments of its first thrombolytic infusion catheters in November 1994, but did not generate significant revenues until it established a direct domestic sales force in the second half of 1995. To date, the majority of the Company's revenues have been derived from sales of its initial infusion catheters and related accessories, the Cragg Thrombolytic Brush(TM), which received FDA approval in August 1997 and the Castaneda Over-The-Wire Brush(TM), which received FDA approval in February 1998. In August 1998, the Company entered into a distribution agreement with Abbott, which provides for Abbott to distribute the Company's peripheral vascular products mentioned above in the United States and Canada. The Company expects sales of such peripheral vascular products, and extensions thereof, to provide the majority of the Company's revenues at least through 1998.

         The Company currently sells its peripheral vascular products in international markets through a limited number of distributors. In November 1997, the Company signed an agreement with Guidant Corporation ("Guidant") to distribute the Company's neuro products in Europe, and in August 1998, that agreement was expanded to include distribution in Europe of the Company's peripheral embolization products. To date, no revenues have been received under the Guidant arrangement and no significant such revenues are expected until the Company's EMBOLYX(TM) Liquid Embolic System receives CE Mark certification.

         The Company's products are currently manufactured by the Company at its facility in San Clemente, California. Certain accessories are manufactured and processes are performed by contract manufacturers.

         Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the rate at which the Company, and third-party distributors, as applicable, establish their domestic and international sales and distribution networks, the progress of clinical trials, and the introduction of competitive products for diagnosis and treatment of neuro and peripheral vascular disease. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced sales growth in recent periods, there can be no assurance that, in the future, the Company will sustain sales growth or gain profitability on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts.

         The Company currently manufactures product for stock and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a significant backlog in the near term.

         RESULTS OF OPERATIONS

         Net sales for the quarter ended June 30, 1998 increased 62% to $1,039,000 as compared to $639,000 for the corresponding quarter of 1997. While revenues in 1998 were higher than 1997 for almost all product lines, 82% of the revenue increase was attributable to sales of the Cragg Thrombolytic Brush and Castaneda Over-The-Wire Brush which were introduced in August 1997 and March 1998, respectively, and 9% of the revenue increase was attributable to higher sales of peripheral infusion products. Revenues were also higher as a result of a 5% price increase which was implemented February 1, 1998 for certain of the Company's products. International sales represented 2% of the total sales for the quarter ended June 30, 1998 and 5% for the corresponding quarter of 1997.

         Net sales for the six month period ended June 30, 1998 increased 69% to $1,944,000 as compared to $1,149,000 for the first half of 1997. Sales of the Cragg Thrombolytic Brush and Castaneda Over-The-Wire Brush accounted for approximately 71% of the increase between the two years with peripheral infusion devices accounting for 18% of the increase. International sales represented 2% and 4% of total sales for the six month periods ended June 30, 1998 and June 30, 1997, respectively.

         The Company expects unit volume and revenues related to its U.S. peripheral vascular products to continue to increase under the distribution agreement with Abbott entered into in August 1998, however, there can be no assurance as to such increases occurring. Moreover, the Company may experience a decrease in product revenues for a period following the inception of the distribution agreement due to (a) transition issues that may occur in transferring the distribution function to Abbott, (b) lower unit prices the Company will receive from Abbott under the agreement, relative to the unit prices the Company has been obtaining from end-user customers, and (c) a lag in the timing of revenue recognition with respect to the commissions to be received from Abbott under the terms of the distribution agreement, relative to the time at which product was originally shipped by the Company to Abbott. This decrease may exist until such time as the expected increase in unit volume, should it occur, combined with the aforementioned commissions, offset the effect of the factors discussed above. Revenues will be favorably impacted by the non-refundable $1 million marketing payment to be received by the Company from Abbott upon Abbott's first commercial sale under the distribution agreement.

         Cost of sales decreased to $481,000 for the quarter ended June 30, 1998 from $555,000 for the corresponding quarter of 1997. This decrease was attributable to increased efficiencies achieved in manufacturing, which allowed the Company to redeploy certain individuals to research and development functions starting primarily in the fourth quarter of 1997. Cost of sales as a percentage of sales decreased from 87% for the quarter ended June 30, 1997 to 46% for the corresponding quarter of 1998 due to the increase in sales volume and the aforementioned efficiencies and redeployment. Cost of sales decreased to $908,000, or 47% of sales, for the six months ended June 30, 1998 from $1,045,000, or 91% of sales, for the corresponding period of 1997 due to the same factors discussed above. Should unit volume and revenues increase in line with the Company's expectations, as discussed above, cost of sales would not be expected to continue to decrease in absolute dollars. Moreover, the Company may experience an increase in cost of sales as a percentage of sales for a period following the inception of the distribution agreement with Abbott, due to the lower unit prices the Company will receive and the lag in the timing of revenue recognition with respect to the commissions to be received from Abbott, both as discussed above. This condition would be expected to continue until such time as the expected increase in unit volume, should such an increase occur, combined with the commissions to be received by the Company from Abbott, offset the aforementioned effects of the lower unit prices and lag in timing of revenue recognition with respect to the commissions.

         Research and development expenses, including regulatory and clinical expenses, increased 22% from $1,058,000 for the second quarter of 1997 to $1,292,000 for the second quarter of 1998, and increased 18% from $2,079,000 for the first six months of 1997 to $2,451,000 for the first six months of 1998. These increases were primarily attributable to increases in the number of employees resulting from the aforementioned redeployment of personnel, the hiring of additional personnel in connection with Company's increased research and development activities, related relocation and recruiting expenses, increased expenditures related to development of neuro vascular products and a research grant. The Company expects to continue to significantly increase research and development costs during the remainder of 1998 particularly for human clinical trials of EMBOLYX(TM) and other applications in the neuro and peripheral areas.

         Selling, general and administrative expenses increased 43% from $1,030,000 for the second quarter of 1997 to $1,476,000 for the second quarter of 1998, and increased 37% from $2,069,000 for the first six months of 1997 to $2,829,000 for the first six months of 1998. These increases were primarily attributable to sales incentives related to increased revenues, the mid-1997 addition of an Executive Vice President of Marketing and Sales, marketing studies commissioned by the Company, expenses related to the Company's public reporting responsibilities, costs related to a contemplated transaction that was not pursued to finalization, and additional employees and related relocation and recruiting expenses commensurate with the increased activity level of the Company. The closure of the Company's European office in the fourth quarter of 1997 resulted in a $275,000 decrease in expenses for the six months ended June 30, 1998 as compared to the corresponding six month period in 1997. The Company expects selling expenses to remain relatively consistent with current expenditure levels, and, accordingly, to decrease as a percentage of sales at such time as the Company experiences the aforementioned expected increase in product revenues, should such an increase occur. The Company expects to continue to experience an increase in general and administrative expenses, commensurate with its increasing activity levels.

         Other income declined from $123,000 for the second quarter of 1997 to a net expense of $9,000 for the second quarter of 1998, due primarily to the interest expense related to the notes payable that originated in the fourth quarter of 1997 and the second quarter of 1998. Other income declined from $353,000 for the first six months of 1997 to $18,000 for the first six months of 1998 due to the aforementioned notes payable and to the inclusion in other income for the first quarter of 1997 of non-recurring income of $167,000 from the sale of common stock of a privately held company in which the Company had held a minority interest. It is expected that cash received under the terms of the convertible subordinated note and credit agreements entered into with Abbott in August 1998 will result in increases in both interest income and interest expense. Interest expense, net of interest income, is expected to increase as cash and short term investment balances are utilized in operations.

         As a result of the items discussed above, the Company incurred a net loss of $2.2 million for the second quarter of 1998 compared to $1.9 million for the second quarter of 1997, and a net loss of $4.2 million for the first six months of 1998 compared to $3.7 million for the same period in 1997.

         LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $21.3 million at June 30, 1998. To fund its operations, the Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million. Additionally, in November 1997, the Company received $5 million from Guidant under terms of a convertible note agreement. Achievement of certain milestones, before December 31, 1998, as defined in the note agreement, provides the Company with the option to require Guidant to purchase up to an additional $3 million of the Company's stock and loan the Company up to an additional $2 million. In April 1998, the Company achieved one of the two milestones. The Company elected to have Guidant loan it $2 million and purchase from the Company $500,000 of common stock at approximately $10.50 per share, the proceeds from which were received in May 1998. There can be no assurance, however, that the Company will be able to achieve the second of such milestones before December 31, 1998. Concurrent with the execution of the distribution agreement with Abbott in August 1998, the Company and Abbott entered into convertible subordinated note, credit and security agreements, under which Abbott will provide the Company with (a) $5 million, in exchange for a five-year subordinated note, convertible at Abbott's option into shares of the Company's common stock at a conversion rate of $13.00 per share, and (b) a $5 million credit facility, available for one year from the date of the agreement and repayable five years from the date of the agreement, with amounts borrowed under the facility convertible over the five-year life of the underlying note at the Company's option into shares of the Company's common stock at a conversion rate of $15.00 per share. Both notes have a stated interest rate of 5% per annum, which, for financial statement reporting purposes, will be adjusted to reflect an imputed market rate of interest as of the date of notes.

         As of June 30, 1998, the Company had cash and cash equivalents of $9.6 million. Cash used in the Company's operations for the six months ended June 30, 1998 was approximately $4.1 million, reflecting the loss from operations, as well as increases in accounts receivable, inventories, prepaid expenses and other assets, and increases in accounts payable and accrued liabilities. Cash provided by investing activities for the six months ended June 30, 1998 was $5.8 million, primarily reflecting the maturity of short-term investments, net of expenditures for property and equipment of $261,000, and patents and licenses of $255,000. Beginning in the second quarter of 1998, the Company made a modest expansion of its existing manufacturing facilities to accommodate its increased activity level. Additionally, in July 1998 the Company entered into a five year lease agreement for a facility approximately twice the size of its current facility to enable the Company to expand its manufacturing and research and development capacity. It is expected that such expansion will also result in expenditures for tenant improvements to the new facility, and additional tooling and equipment. The Company plans to finance its capital and operational needs principally from its existing capital resources at June 30, 1998, and the proceeds from the convertible subordinated note and the credit facility with Abbott.

         MTI believes current resources will be sufficient to fund its operations into 2000. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including results under the distribution agreement with Abbott and similar future agreements, should any be entered into, progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements will also depend on the demands created by its operational and development programs, including requirements for sales and marketing growth.

         CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE
         RESULTS

         THIS QUARTERLY REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE ORAL FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS OF THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE UNCERTAIN AND MAY BE IMPACTED BY THE FOLLOWING FACTORS, AMONG OTHERS, WHICH MAY CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. BECAUSE OF THESE AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION, THE COMPANY'S PAST PERFORMANCE SHOULD NOT BE CONSIDERED AN INDICATOR OF FUTURE PERFORMANCE AND INVESTORS SHOULD NOT USE HISTORICAL RESULTS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

         Early Stage of Development. The Company has only recently commercially introduced a number of products. Several of its key products are in the early stage of development and the Liquid Embolic System ("LES") has not yet entered full clinical trials. Commercialization of the Company's products will depend on a number of factors, including the Company's ability to demonstrate the safety and efficacy of such products in the clinical setting. There can be no assurance that the Company's products will be safe and effective in clinical trials or will ultimately be cleared for marketing by U.S. or foreign regulatory authorities. Failure to develop safe and effective products, which are approved for sale on a timely basis would have a material adverse effect on the Company's business, operating results and financial condition.

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

         Intense Competition. The medical technology industry is characterized by intense competition. The Company's products will compete with other medical devices, surgical procedures and pharmaceutical products. A number of the companies in the medical technology industry, including manufacturers of neuro vascular and peripheral vascular products, have substantially greater capital resources, larger customer bases, broader product lines, greater marketing and management resources, larger research and development staffs and larger facilities than the Company. Such entities have developed, or may develop, additional products competitive with the Company's products. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more readily accepted than those developed or marketed by the Company or that such competing products would not render the Company's technology and products obsolete or noncompetitive. Although the Company believes that its products may offer certain advantages over its competitors' currently-marketed products, earlier entrants in the market often obtain and maintain significant market share relative to later entrants. While the Company has designed its products to be cost effective and more efficient than competing technologies, there can be no assurance that competitors will not provide better methods or products at comparable or lower costs. The Company may experience competitive pricing pressures that may adversely affect unit prices and sales levels and, consequently, materially adversely affect the Company's business, operating results and financial condition. The Company also competes with other manufacturers of medical devices for clinical sites to conduct human trials. No assurance can be given that the Company will be able to locate such clinical sites on a timely basis, a delay in which could have a material adverse effect on the Company's ability to conduct trials of its products which may be necessary to obtain required regulatory clearance or approval of such products. Such delays could have a material adverse effect on the Company's business, operating results and financial condition.

         Limited Operating History; Absence of Profitability. The Company was incorporated in 1993. To date, the Company's business has generated limited product sales. From its inception through June 30, 1998, the Company incurred cumulative losses of approximately $21.3 million. The Company expects to incur additional losses as it expands its research and development, manufacturing and marketing efforts. No assurance can be given that the Company will achieve significant sales of its products or that such sales will lead to profitability. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to the introduction of its current and future products, or the Company's research and development, manufacturing and marketing efforts. Such delays or expenses could have a material adverse effect on the Company's business, operating results and financial condition.

         Possible Need for Additional Funds; Uncertainty of Additional Financing. The Company's operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures to increase. The Company believes that its existing capital resources and anticipated cash flow from planned operations, together with the net proceeds from its initial public offering, under the terms of (a) a convertible subordinated note agreement with Guidant entered into in November 1997, and (b) a convertible subordinated note agreement and a credit agreement with Abbott entered into in August 1998, and the interest earned thereon, should be adequate to satisfy its capital requirements into 2000. There can be no assurance, however, that the Company will not need additional capital before such time. The Company's need for additional financing will depend upon numerous factors, including the extent and duration of the Company's future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, and market and regulatory developments. In April 1998, the Company achieved the first of two milestones as defined in the agreement with Guidant, thereby allowing the Company to receive $2.5 million in exchange for debt and common stock. There is no assurance, however, that the Company will achieve the second of these milestones before December 31, 1998, or, should the Company achieve this milestone, that the resulting proceeds under the agreement with Guidant would satisfy the Company's then-current working capital requirements. Other than under the terms of the agreements mentioned above, the Company currently has no other committed external sources of funds. Should existing resources be insufficient to fund the Company's activities, the Company will seek to raise additional funds through public or private financing. There can be no assurance that additional financing will be available or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then-existing stockholders may result. If adequate funds are not available, the Company's business, operating results and financial condition may be materially adversely affected.

         Dependence on Patents and Proprietary Technology. The success of the Company will depend, in part, on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of others. The patent position of a medical device company may involve complex legal and factual issues. As of June 30, 1998, the Company held sixteen issued U.S. patents, one issued foreign patent and has thirty-three U.S. and twenty one foreign patent applications pending.

         The Company's issued U.S. patents cover technology underlying the Cragg MicroValve, infusion wire, Cragg Thrombolytic Brush, Liquid Embolic System and carotid and intra-cerebral stent products. The expiration dates of these patents range from February 2009 to June 2017. The pending claims cover various aspects of its infusion catheter, infusion wire, Thrombolytic Brush, micro catheter, Liquid Embolic System, carotid and intra-cerebral stent technologies, coatings and non-vascular liquid embolic products. Each product area the Company is pursuing is covered by at least one issued and pending patent. One of the patents used by the Company is currently licensed by the Company from Andrew Cragg, M.D. There can be no assurance that issued patents will provide significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. There also can be no assurance that patents belonging to competitors will not require the Company to alter its technology and products, pay licensing fees or cease to market or develop its current or future technology and products. The Company also relies on trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire equivalent technology or that the Company can maintain such technology as trade secrets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. The failure of the Company to protect its intellectual property rights could have a material adverse effect on its business, operating results and financial condition.

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

         Limited Marketing Experience; Lack of Distribution. The Company's experience in working with third-party distributors is limited. In August 1998, the Company executed a distribution agreement with Abbott to provide for distribution of the Company's peripheral vascular products in the United States and Canada. There can be no assurance, however, that the Company will be able to successfully transition marketing and sales responsibilities to Abbott, or that Abbott will be successful in marketing the Company's products. The Company's sales force consists of ten people in the United States, all of whom have been with the Company for a limited time. There is competition for sales personnel experienced in interventional medical device sales and, as a result, the Company has experienced significant turnover in its sales force. There can be no assurance that the Company will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. The Company intends to market and sell its products outside the United States principally through distributors and believes that it will need to significantly expand its distributor network or develop its own sales force. The Company's ability to market its products in certain areas may depend on strategic alliances with marketing partners such as Guidant and Abbott. Other than the agreements with Guidant and Abbott, there can be no assurance that the Company will be able to enter into distribution agreements on acceptable terms or at all. Also, there can be no assurance that such agreements will be successful in developing the Company's marketing capabilities or that the Company will be able to successfully develop a direct sales force. Such failure could have a material adverse effect on the Company's business, operating results and financial condition.

         Limited Manufacturing Experience. The Company's experience in manufacturing its products is relatively limited. The Company has found it necessary to expand its manufacturing capacity in connection with the continued commercialization of its products. Such commercialization requires the additional commitment of capital resources for facilities, tooling and equipment and for leasehold improvements. The Company expects that the expansion of its manufacturing capacity will be achieved from the increased floor space of its new leased facility, improved efficiencies, automation and acquisition of additional tooling and equipment. Any delay or inability in expanding its manufacturing capacity or in obtaining the commitment of such resources could materially adversely affect the Company's manufacturing ability, business, operating results and financial condition.

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

         The Company relies on independent contract manufacturers for the manufacture and assembly of certain of its products and components. Reliance on independent contract manufacturers involves several risks, including the potential inadequacy of capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over product quality, delivery schedules, manufacturing yields and costs. Such manufacturers have possession of and at times title to molds for certain manufactured components of the Company's products. Shortages of raw materials, production capacity constraints or delays by the Company's contract manufacturers could negatively affect the Company's ability to meet its production obligations and result in increased prices for affected parts. Any such reduction, constraint or delay may result in delays in shipments of the Company's products or increases in the prices of components, either of which could have a material adverse effect on the Company's business, operating results and financial condition. The Company has no supply agreements with its current contract manufacturers and utilizes purchase orders which are subject to supplier acceptance. The unanticipated loss of any of the Company's contract manufacturers could cause delays in the Company's ability to deliver product while the Company identifies and qualifies a replacement manufacturer. There can be no assurance that current or future independent contract manufacturers will be able to meet the Company's requirements for manufactured products. Such an event would have a material adverse effect on the Company's business, operating results and financial condition. The Company intends, after completing its move to its new facility, to reduce the volume of outside manufacturing and processing, and to establish on-site capabilities. There can be no assurance, however, as to the timing of the establishment of such capabilities or whether such a transfer of function from third parties could be successfully completed.

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

         Risks Associated with Year 2000 Issue. In the next eighteen months, many companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect information and could result in an inability to process transactions, send invoices or engage in normal business activities. Based on a recent assessment, which included correspondence the Company obtained from the manufacturer of the financial system software utilized by the Company, the Company believes that such software will not be affected by the Year 2000 issue, and the Company believes that its existing information systems equipment, primarily composed of personal computers, will be minimally impacted by the Year 2000 Issue, as the Company intends to replace the majority of those systems which may be affected by this problem by the end of 1999 due to technological obsolescence. In addition, the Company intends, after completing its move to its new facility, to reduce the volume of outside manufacturing and processing, and to establish on-site capabilities. In this transition, the Company's intent is to install computer systems, as necessary, that are Year 2000 compliant. The Company is in the process of responding to initial customer inquiries, and intends to initiate communications with its vendors regarding the Year 2000 Issue in the fourth quarter of 1998. If the Company determines a particular vendor will be impacted by this problem, the Company may attempt to identify additional or replacement vendors, which could delay accessibility of the products and/or services provided by such vendors. Such a delay or failure to identify an additional or replacement vendor could have a material adverse effect on the Company's business, operating results and financial condition.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            The Company is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The annual meeting of stockholders was held on May 29, 1998. Of the 6,542,469 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 6,140,814 common shares, representing 93% of the total number of shares entitled to vote at the meeting. This percentage represents a quorum. Four proposals were presented and voted on at the stockholders' meeting.

            Proposal One: Each of the five nominees to the Board of Directors was elected for a one-year term by the stockholders. The directors elected and the related voting results are as follows: George Wallace (For, 6,138,719; Withheld, 2,095), Dick Allen (For, 6,140,814; Withheld, None), H. DuBose Montgomery (For, 6,140,814; Withheld, None), Kim Blickenstaff (For, 6,140,814; Withheld, None) and Wende Hutton (For, 6,140,614; Withheld, 200).

            Proposal Two: The stockholders approved an amendment to the Company's Employee Stock Purchase Plan to increase the shares subject thereto to a total 150,000 shares. The voting results were:
            For, 6,001,121; Against, 19,441; Abstain, 1,923; Broker Non-Vote, 118,329.

            Proposal Three: The stockholders approved an amendment to the Company's 1996 Stock Incentive Plan to increase the shares subject thereto to a total 1,100,000 shares. The voting results were: For, 5,968,386; Against, 30,911; Abstain, 1,923; Broker Non-Vote, 139,594.

            Proposal Four: The appointment of Coopers & Lybrand L.L.P. (now, PricewaterhouseCoopers LLP) as independent auditors of the Company for the fiscal year ending December 31, 1998 was ratified. The voting results were: For, 6,134,264; Against, 300; Abstain, 6,250.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (A) EXHIBITS

            See Index to Exhibits on Page 20 of this Quarterly Report on Form 10-QSB.

            (B) REPORTS ON FORM 8-K

            No reports on Form 8-K were filed by the Company during the quarterly period ended June 30, 1998, and none were required.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MICRO THERAPEUTICS, INC.

Date:  August 14, 1998                   By: /s/ Harold A. Hurwitz
                                             -----------------------------------
                                                 Harold A. Hurwitz
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                                                                  Page
Number                                             Description                                           Number
-------                                            -----------                                           ------
 10.1        Employment Agreement effective April 6, 1998, between the Company and Earl H. Slee(1)         21

 10.2        Credit Agreement dated May 12, 1998 between the Company and Guidant Corporation.              (2)

 27.1        Financial Data Schedule - Six Months Ended June 30, 1998.                                     23

 27.2        Financial Data Schedule - Six Months Ended June 30, 1997 Restated for Earnings per
             Share Data.                                                                                   24

----------
(1) This exhibit is identified as a management contract or compensatory plan or arrangement of the Company pursuant to Item 6(a) of Form 10-QSB.

(2) Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.