Form 10QSB
period 1998-09-30
MICRO THERAPEUTICS INC
filed 1998-11-16
CIK 311407

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED September 30, 1998.
                                       ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ________________ TO ________________.


                          Commission file number 0-6523


                            MICRO THERAPEUTICS, INC.
        (exact name of small business issuer as specified in its charter)


            Delaware                                   33-0569235
---------------------------------        ---------------------------------------
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

                           YES  X      NO
                               ---        ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


                    Class                      Outstanding at September 30, 1998
        -----------------------------          ---------------------------------
        Common Stock, $.001 par value                      6,708,224


                               Page 1 of 26 Pages
                            Exhibit Index on Page 22

                            MICRO THERAPEUTICS, INC.

                              INDEX TO FORM 10-QSB

                                                                                          Page Number
                                                                                          -----------
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Balance Sheet as of September 30, 1998 (unaudited).......................     3

                Statements of Operations (unaudited) for the Three and Nine Months
                  Ended September 30, 1997 and 1998......................................     4

                Statements of Cash Flows (unaudited) for the Nine Months Ended
                  September 30, 1997 and 1998............................................     5

                Notes to Financial Statements............................................   6-8

        Item 2. Management's Discussion and Analysis or Plan of Operation................  9-19

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings........................................................    20

        Item 6. Exhibits and Reports on Form 8-K.........................................    20

SIGNATURES...............................................................................    21

                            MICRO THERAPEUTICS, INC.

                                  BALANCE SHEET

                               September 30, 1998
                                   (Unaudited)

                                     ASSETS:
Current assets:
   Cash and cash equivalents                                            $15,334,881
   Accounts receivable, net of allowance for doubtful accounts
     of $10,929                                                             797,742
   Inventories, net of reserve for obsolescence of $61,397                  696,784
   Prepaid expenses and other current assets                                232,763
                                                                        -----------
              Total current assets                                       17,062,170

Property and equipment, net of accumulated depreciation of $770,420       1,010,295
Patents and licenses, net of accumulated amortization of $86,959          1,052,491
Other assets                                                                129,576
                                                                        -----------
              Total assets                                              $19,254,532
                                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Current portion of equipment line of credit                          $    70,769
   Accounts payable                                                         417,642
   Accrued liabilities                                                      567,682
   Deferred revenue                                                         500,000
                                                                        -----------
              Total current liabilities                                   1,556,093

Equipment line of credit                                                     92,611
Notes payable, net of discounts of $2,367,931                            12,632,069
                                                                        -----------
              Total liabilities                                          14,280,773
                                                                        -----------
Commitments and contingencies

Stockholders' equity:
    Preferred stock $.001 par value, 5,000,000 shares authorized,
      no shares issued and outstanding                                           --
    Common stock, $.001 par value, 20,000,000 shares authorized,
      6,708,224 shares issued and outstanding                                 6,708
    Additional paid-in capital                                           28,572,138
    Unearned compensation                                                   (54,668)
    Accumulated deficit                                                 (23,550,419)
                                                                        -----------
              Total stockholders' equity                                  4,973,759
                                                                        -----------
              Total liabilities and stockholders' equity                $19,254,532
                                                                        ===========


See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                             For the Three Months Ended         For the Nine Months Ended
                                           ------------------------------     -------------------------------
                                           September 30,    September 30,     September 30,     September 30,
                                               1997              1998             1997               1998
                                           ------------     -------------     -------------     -------------
Net sales                                  $   727,474       $ 1,452,998       $ 1,876,843       $ 3,397,374
Cost of sales                                  519,930           756,782         1,564,855         1,664,911
                                           -----------       -----------       -----------       -----------
        Gross profit                           207,544           696,216           311,988         1,732,463

Costs and expenses:
   Research and development                  1,013,134         1,300,445         3,092,470         3,751,314
   Selling, general and administrative         983,851         1,569,940         3,052,422         4,399,248
                                           -----------       -----------       -----------       -----------
        Total costs and expenses             1,996,985         2,870,385         6,144,892         8,150,562
                                           -----------       -----------       -----------       -----------
        Loss from operations                (1,789,441)       (2,174,169)       (5,832,904)       (6,418,099)

Other income (expense):
   Interest income                             116,136           134,597           321,714           388,418
   Interest expense                             (7,168)         (202,863)          (22,268)         (432,741)
   Other income (expense), net                  (1,825)             (913)          160,909            (6,543)
                                           -----------       -----------       -----------       -----------
                                               107,143           (69,179)          460,355           (50,866)
                                           -----------       -----------       -----------       -----------

        Loss before provision for
          income taxes                      (1,682,298)       (2,243,348)       (5,372,549)       (6,468,965)
Provision for income taxes                          --                --               800               800
                                           -----------       -----------       -----------       -----------
        Net loss                           $(1,682,298)      $(2,243,348)      $(5,373,349)      $(6,469,765)
                                           ===========       ===========       ===========       ===========
Per share data:
  Net loss per share (basic
    and diluted)                           $     (0.26)      $     (0.33)      $     (0.99)      $     (0.97)
                                           ===========       ===========       ===========       ===========
  Weighted average shares outstanding        6,456,000         6,700,000         5,444,000         6,686,000
                                           ===========       ===========       ===========       ===========

Pro forma:
  Net loss per share (basic
    and diluted)                           $     (0.26)           *            $     (0.88)            *
                                           ===========                         ===========
  Weighted average shares outstanding        6,456,000            *              6,079,000             *
                                           ===========                         ===========

----------------
*   Not applicable

See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended September 30, 1997 and 1998

                                   (Unaudited)

                                                                         1997            1998
                                                                     -----------     -----------
Cash flows from operating activities:
   Net loss                                                          $(5,373,349)    $(6,469,765)
   Adjustments to reconcile net loss to cash
     used in operating activities:
    Depreciation and amortization                                        273,336        295,078
    Amortization of note payable discounts                                    --        142,737
    Common stock grant and compensation
      related to stock options                                            73,895         55,757
    Gain on sale of investment                                          (167,456)
    Loss/(gain) on sale of fixed assets                                       14          2,372
    Provision for doubtful accounts                                           --         10,929
    Provision for inventory obsolescence                                      --         30,397
    Change in operating assets and liabilities:
      Accounts receivable                                               (120,765)      (408,851)
      Inventories                                                       (158,741)      (108,509)
      Prepaid expenses and other current assets                           64,044        (99,520)
      Accounts payable                                                   (65,723)       126,891
      Accrued interest payable                                                --         41,471
      Accrued liabilities                                                 82,261         54,392
      Deferred revenue                                                        --        500,000
                                                                     -----------    -----------
      Net cash used in operating activities                           (5,392,484)    (5,826,621)
                                                                     -----------    -----------

Cash flows from investing activities:
   Purchase of short-term investments                                (10,200,076)    (3,184,134)
   Maturity of short-term investments                                  5,860,683      9,488,567
   Additions to property and equipment                                  (193,629)      (666,860)
   Additions to patents and licenses                                    (244,687)      (384,459)
   (Increase)/Decrease in other assets                                   (38,348)       (58,994)
                                                                     -----------    -----------
      Net cash (used in) provided by investing activities             (4,816,057)     5,194,120
                                                                     -----------    -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                             10,340,586        574,561
   Costs of equity issuances                                            (529,535)            --
   Proceeds from exercise of stock options                                58,504        264,011
   Borrowings on equipment line of credit                                 25,341             --
   Borrowings on notes payable                                                --     10,000,000
   Repayments on equipment line of credit                                (39,261)       (46,878)
                                                                     -----------    -----------
      Net cash provided by financing activities                        9,855,635     10,791,694
                                                                     -----------    -----------
      Net increase (decrease) in cash and cash equivalents              (352,906)    10,159,193
Cash and cash equivalents at the beginning of the period               4,157,147      5,175,688
                                                                     -----------    -----------
Cash and cash equivalents at the end of the period                    $3,804,241    $15,334,881
                                                                     ===========    ===========
Supplemental schedule of non-cash activities:
   Unearned compensation related to terminated employees             $    62,590    $    79,542
                                                                     ===========    ===========

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

    New Accounting Pronouncements:

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

3.  Genyx Medical, Inc.:

    On March 12, 1998, Genyx Medical, Inc. ("Genyx"), entered into a $3 million equity financing agreement. As a result of this financing, the Company's ownership in Genyx was reduced from 85% to 27%. Because the Company's carrying value of its investment in Genyx is $0, the Company, in conformity with generally accepted accounting principles, is currently not required to recognize its equity share of Genyx losses for the period from March 12, 1998 through September 30, 1998. Expenditures related to Genyx for the period from January 1, 1998 to March 12, 1998 had been recorded by the Company as research and development expenses, and amounted to $38,139.

4.  Net Loss Per Share:

    Net loss per share for all periods presented is calculated under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share", (which the Company adopted in the fourth quarter of 1997) by dividing net loss by the weighted average number of common shares issued and outstanding during the period. For the 1997 pro forma calculation, such weighted average includes common shares that were issued upon conversion of all outstanding shares of the Company's Preferred Stock in connection with the Company's Initial Public Offering of its Common Stock in February 1997, as if such conversion had taken place at the beginning of 1997. Potential common shares, represented by options, warrants and convertible debt, have been excluded from the calculations due to their anti-dilutive effect. Basic and diluted loss per share are the same for the periods presented.

    Such calculations also conform to the requirements set forth in Staff Accounting Bulletin ("SAB") Topic 98, issued by the Securities and Exchange Commission in February 1998. SAB 98 provides that stock options and warrants granted during the twelve months prior to the date of the filing of a company's initial public offering at prices less than the per share initial public offering price be excluded from loss per share calculations. Previously existing rules set forth by SAB Topic 4-D had required that such options and warrants be included in loss per share calculations. Accordingly, the historical net loss per share amount for the three and nine months ended September 30, 1997 shown in the accompanying statements of operations is different from the $0.26 and $0.87 net loss per share for the three and nine months ended September 30, 1997, respectively, as reported previously.

    Reconciliation of net loss and shares used in the calculations of net loss per share for the nine months ended September 30, 1997 is as follows (calculations for all other periods may be derived directly from statement of operations data):

                                                              For the Nine Months Ended
                                                                  September 30, 1997
                                                       -----------------------------------------
                                                         Net Loss        Shares        Net Loss
                                                       (Numerator)    (Denominator)    Per Share
                                                       -------------  ------------     ---------
          Loss available to common stockholders         $(5,373,349)
                                                        -----------   -----------
          Pro forma weighted average shares
            outstanding, giving effect to the
            conversion of Preferred Stock as of the
            beginning of the period
                                                        -----------   -----------       ------
          Pro forma net loss per share (basic
            and diluted)                                                6,079,000      $(0.88)
            Reduction of weighted average shares
              outstanding, to give effect to the
              conversion of Preferred Stock as of
              the effective date of the IPO                              (635,000)      $(0,11)
                                                        -----------    ----------       ------
          Net loss per share (basic and diluted)        $(5,373,349)    5,444,000       $(0.99)
                                                        ===========    ==========       ======

5.  Transactions With Distributors

    In April 1998, the Company achieved one of the two milestones set forth in its existing Convertible Subordinated Note Agreement with Guidant Corporation ("Guidant"). Under the terms of this agreement, achievement of the milestone entitled the Company to receive an additional $2.5 million from Guidant, in the form of either non-convertible debt or a purchase of common stock. The Company elected to receive $2 million under a note payable, which bears interest at 8% per annum payable quarterly. The entire principal balance of the note is due on October 31, 2002. The remaining $500,000 was received through the sale of 47,637 shares of the Company's common stock to Guidant.

    On August 12, 1998, the Company entered into a ten-year distribution agreement with Abbott Laboratories ("Abbott") that provides Abbott with exclusive rights to distribute the Company's peripheral blood clot therapy products in the U.S. and Canada (the "Territory"). Under the terms of the agreement, Abbott, in October 1998, furnished the Company with a non-refundable $1 million marketing payment, as defined in the agreement, upon Abbott's first commercial sale of product. Upon shipment of product by the Company to Abbott, the Company will receive an initial purchase price payment from Abbott, as provided in the agreement. Abbott will provide additional purchase price payments to the Company based upon Abbott's net sales, as defined in the agreement.

    Concurrently, the Company and Abbott entered into convertible subordinated note, credit and security agreements, under which Abbott provided the Company with (a) $5 million, in exchange for a five-year subordinated note, convertible at Abbott's option into shares of the Company's common stock at a conversion rate of $13.00 per share, and (b) a $5 million credit facility, available for one year from the date of the agreement and repayable five years from the date of the agreement, with amounts borrowed under the facility convertible over the five-year life of the underlying note at the Company's option, with certain restrictions, into shares of the Company's common stock at a conversion rate of $15.00 per share. In October 1998, the Company elected to borrow the entire $5 million under this facility, the proceeds of which were received in November 1998. Borrowed amounts are collateralized by the Company's trademarks, patents and other intellectual property related to the Company's peripheral blood clot infusion products in the Territory, as defined in the aforementioned agreements.

    On September 23, 1998, the Company entered into a distribution agreement with Century Medical, Inc. ("Century"), that provides Century with exclusive rights to distribute all of the Company's products in Japan. Under the terms of the agreement, Century made a $500,000 advance payment to the Company, which amount is to be applied against Century's first future purchase orders for the Company's peripheral blood clot therapy products. The Company has recorded this payment as deferred revenue at September 30, 1998, and will recognize sales revenue from such amount as the Company makes shipments to Century under such purchase orders. Upon achievement of the first regulatory approval in Japan for application of the Company's EMBOLYX(TM) Liquid Embolic System, Century, under the terms of the agreement, will make a $1 million advance payment to the Company, which amount is to be applied against Century's first future purchase orders for EMBOLYX(TM)-related product. The initial term of the agreement extends five years past the date on which such approval is obtained.

    Concurrently, the Company and Century entered into convertible subordinated note and credit agreements, under which Century provided the Company with
    (a) $3 million, in exchange for a five-year subordinated note, convertible at the Company's option with certain restrictions, into shares of the Company's common stock at a conversion rate of $15.00 per share, and (b) a $2 million credit facility, available commencing at such time that the Company obtains a CE Mark in Europe for an EMBOLYX(TM)-related product. The availability of such facility will expire on September 30, 1999. Amounts borrowed under the facility will be convertible over the five-year life of the underlying note at the Company's option, with certain restrictions, into shares of the Company's common stock at a conversion rate of 1.5 times the then market price, as defined in the agreements, of the Company's common stock.

    Borrowings through September 30, 1998 under the notes with Abbott and Century bear interest at 5% per annum, which the Company has determined is lower than interest rates typically associated with similar debt instruments. Accordingly, as required by generally accepted accounting principles, the Company recorded discounts on such notes in the aggregate amount of $1,558,923, resulting in an imputed interest rate over the terms of the notes of 10%. Such discounts had an aggregate unamortized balance of $1,533,497 at September 30, 1998, which is presented net of the aggregate principal amount of the notes in the accompanying balance sheet. Interest payments are due quarterly, in arrears, commencing October 31, 1998 with respect to the first Abbott note and the outstanding Century note, and commencing January 31, 1999 with respect to the second Abbott note.

6.  Employee Stock Purchase Plan

    On June 30, 1998, the Company sold 13,495 shares of common stock to employees of the Company under the Company's Employee Stock Purchase Plan for proceeds of $74,560.

7.  Office Lease

    On July 31, 1998, the Company entered into a five-year lease for a 43,538 square foot facility located in Irvine, California. Monthly payments of $38,313 plus common area costs commenced on October 1, 1998, and the lease provides for annual escalation based on a cost-of-living index. Additionally, the lease provides for the landlord to share, up to $150,000, in the cost of certain tenant improvements. The Company anticipates maintaining the lease on its existing San Clemente, California facility through its expiration in April 1999.

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

OVERVIEW

        Since its inception in June 1993, MTI has been primarily engaged in the design, development and marketing of minimally invasive devices for treatment of vascular disease. The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue as the Company expends substantial resources to fund research and development, clinical trials, regulatory approvals, and marketing and sales activities.

        The Company commenced U.S. commercial shipments of its first thrombolytic infusion catheters in November 1994, but did not generate significant revenues until it established a direct domestic sales force in the second half of 1995. To date, the majority of the Company's revenues have been derived from sales of its initial infusion catheters and related accessories, the Cragg Thrombolytic Brush(TM), which received FDA approval in August 1997 and the Castaneda Over-The-Wire Brush(TM), which received FDA approval in February 1998. In August 1998, the Company entered into a distribution agreement with Abbott which provides for distribution of such products by Abbott in the United States and Canada. The Company expects such sales of peripheral vascular products, and extensions thereof, to provide the majority of the Company's revenues at least through 1999.

        The Company currently sells its peripheral vascular products in Europe through a limited number of distributors. In September 1998, the Company entered into a distribution agreement with Century which provides for distribution of all the Company's products by Century in Japan. Significant revenues are not expected to be derived from sales in Japan until the Company's products receive regulatory approval in Japan, the first of which the Company expects to occur in late 1998. In November 1997, the Company signed an agreement with Guidant to distribute the Company's neuro products in Europe, and in August 1998, that agreement was expanded to include distribution in Europe of the Company's peripheral embolization products . To date, no revenues have been received under the Guidant arrangement and no significant such revenues are expected until applications of the Company's EMBOLYX(TM) Liquid Embolic System receive CE Mark certification. The Company does not expect that the first such certification will be received before mid-1999.

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

        RESULTS OF OPERATIONS

        Net sales for the quarter ended September 30, 1998 increased 100% to $1,452,998 as compared to $727,474 for the corresponding quarter of 1997. While revenues in 1998 were higher than 1997 for almost all product lines, 51% of the revenue increase was attributable to sales of the Cragg Thrombolytic Brush and the Castaneda Over-The-Wire Brush which were introduced in August 1997 and March 1998, respectively, and 30% of the revenue increase was attributable to higher sales of peripheral infusion products. These increases were attributable in part to initial shipments made to Abbott in September 1998, in partial satisfaction of Abbott's initial stocking order. Such sales to Abbott comprised 22% of total sales for the quarter ended September 30, 1998. Revenues were also higher as a result of a 5% price increase which was implemented February 1, 1998 for certain of the Company's products. International sales represented 1% of the total sales for the quarter ended September 30, 1998 and 2% for the corresponding quarter of 1997.

        Net sales for the nine-month period ended September 30, 1998 increased 81% to $3,397,374 as compared to $1,876,843 for the corresponding period of 1997. Sales of the Cragg Thrombolytic Brush and the Castaneda Over-The-Wire Brush accounted for approximately 61% of the increase between the two periods with peripheral infusion devices accounting for 23% of the increase. Initial sales to Abbott in September 1998 accounted for 9% of total sales for the nine months ended September 30, 1998. International sales represented 2% and 3% of total sales for the nine-month periods ended September 30, 1998 and 1997, respectively.

        The Company expects unit volume and sales related to its U.S. peripheral vascular products to continue to increase under the distribution agreement with Abbott entered into in August 1998, however, there can be no assurance as to such increases occurring. Moreover, the Company may experience a decrease in sales for a period following the inception of the distribution agreement due to
(a) transition issues that may occur in transferring the distribution function to Abbott, (b) lower unit prices the Company will receive from Abbott under the agreement, relative to the unit prices the Company has been obtaining from end-user customers, and (c) a lag in the timing of revenue recognition with respect to the additional purchase price payments to be received from Abbott based upon Abbott's sales, relative to the time at which product was originally shipped by the Company to Abbott. This decrease may exist until such time as the expected increase in unit volume, should it occur, combined with the aforementioned commissions, offset the effect of the factors discussed above.

        Cost of sales increased to $756,782 for the quarter ended September 30, 1998 from $519,930 for the corresponding quarter of 1997, and decreased, as a percentage of sales, from 72% in 1997 to 52% in 1998. The dollar increase is attributable to the increase in sales volume. The decrease in the cost of sales percentage is due to the beneficial aspects of the increase in sales volume, and to increased efficiencies achieved in manufacturing, which allowed the Company to redeploy certain individuals to research and development functions starting primarily in the fourth quarter of 1997. Cost of sales increased to $1,664,911, or 49% of sales, for the nine months ended September 30, 1998 from $1,564,855, or 83% of sales, for the corresponding period of 1997 due to the same factors discussed above. The Company expects to experience an increase in cost of sales as a percentage of sales related to products covered by the distribution agreement with Abbott, due to the lower unit prices the Company will receive and the lag in the timing of revenue recognition with respect to the additional purchase price payments to be received from Abbott based upon Abbott's sales, both as discussed above.

        Research and development expenses, including regulatory and clinical expenses, increased 28% from $1,013,134 for the third quarter of 1997 to $1,300,445 for the third quarter of 1998, and increased 21% from $3,092,470 for the first nine months of 1997 to $3,751,314 for the first nine months of 1998. These increases were primarily attributable to increases in the number of employees resulting from the aforementioned redeployment of personnel, the hiring of additional personnel in connection with Company's increased research and development activities, related relocation and recruiting expenses, increased expenditures related to development of neuro vascular products and a research grant. The Company expects to continue to significantly increase research and development costs during the remainder of 1998 particularly for human clinical trials of EMBOLYX(TM) and other applications in the neuro and peripheral areas.

        Selling, general and administrative expenses increased 60% from $983,851 for the third quarter of 1997 to $1,569,940 for the third quarter of 1998, and increased 44% from $3,052,422 for the first nine months of 1997 to $4,399,248 for the first nine months of 1998. These increases were primarily attributable to sales incentives related to increased revenues, the mid-1997 addition of an Executive Vice President of Marketing and Sales, marketing studies commissioned by the Company, expenses related to the Company's public reporting responsibilities, costs related to a contemplated transaction that was not pursued to finalization, and additional employees and related relocation and recruiting expenses commensurate with the increased activity level of the Company. The closure of the Company's European office in the fourth quarter of 1997 resulted in a $275,000 decrease in expenses for the nine months ended September 30, 1998 as compared to the corresponding nine month period in 1997.

        Other income declined from $107,143 for the third quarter of 1997 to a net expense of $69,179 for the third quarter of 1998, due primarily to the interest expense related to the notes payable that originated in the fourth quarter of 1997, and the second quarter of 1998. Other income declined from $460,355 for the first nine months of 1997 to a net expense of $50,866 for the first nine months of 1998 due to the aforementioned notes payable and to the inclusion in other income for the first quarter of 1997 of non-recurring income of $167,000 from the sale of common stock of a privately held company in which the Company had held a minority interest. It is expected that cash received under the terms of the convertible subordinated note and credit agreements entered into with Abbott and Century in August 1998 and September 1998, respectively, will result in increases in both interest income and interest expense. Interest expense, net of interest income, is expected to increase as cash, cash equivalents and short term investments are utilized in operations.

        As a result of the items discussed above, the Company incurred a net loss of $2.2 million for the third quarter of 1998 compared to $1.7 million for the third quarter of 1997, and a net loss of $6.5 million for the first nine months of 1998 compared to $5.4 million for the same period in 1997.

        LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $23.6 million at September 30, 1998. To fund its operations, the Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million. Additionally, in November 1997, the Company received $5 million from Guidant under terms of a convertible note agreement. The agreement with Guidant also provided the Company with the option to require Guidant to purchase up to an additional $3 million of the Company's stock and loan the Company up to an additional $2 million, should the Company achieve certain milestones, as defined in the agreement, by December 31, 1998. In April 1998, the Company achieved one of the two milestones and elected to have Guidant loan the Company $2 million and purchase from it $500,000 of the Company's common stock at approximately $10.50 per share, the proceeds from which were received in May 1998. There can be no assurance, however, that the Company will be able to achieve the second of such milestones before December 31, 1998.

    Concurrent with the execution of the distribution agreement with Abbott in August 1998, the Company and Abbott entered into convertible subordinated note, credit and security agreements, under which Abbott provided the Company with (a) $5 million, in exchange for a five-year subordinated note, convertible at Abbott's option into shares of the Company's common stock at a conversion rate of $13.00 per share, and (b) a $5 million credit facility, available for one year from the date of the agreement and repayable five years from the date of the agreement, with amounts borrowed under the facility convertible over the five-year life of the underlying note at the Company's option, subject to certain restrictions, into shares of the Company's common stock at a conversion rate of $15.00 per share. In October 1998, the Company elected to borrow the entire $5 million under this facility, the proceeds of which were received in November 1998. Both notes have a stated interest rate of 5% per annum. This rate, with respect to the note outstanding as of September 30, 1998, for financial statement reporting purposes, has been adjusted to reflect an imputed market rate of interest as of the date of note. The rate of the note underlying the credit facility will be similarly adjusted in future periods. Under the terms of the distribution agreement, Abbott, in October 1998, furnished the Company with a non-refundable $1 million marketing payment, as defined in the agreement, upon Abbott's first commercial sale of product. Upon shipment of product by the Company to Abbott, the Company will receive an initial purchase price payment from Abbott as provided in the agreement. Abbott will provide additional purchase price payments to the Company based upon Abbott's net sales, as defined in the agreement.

        Concurrent with the execution of the distribution agreement with Century in September 1998, the Company and Century entered into convertible subordinated note and credit agreements, under which Century provided the Company with (a) $3 million, in exchange for a five-year subordinated note, convertible at Century's option into shares of the Company's common stock at a conversion rate of $15.00 per share, and (b) a $2 million credit facility, available until September 30, 1999 and repayable five years from the date of the agreement, with amounts borrowed under the facility convertible over the five-year life of the underlying note at the Company's option, subject to certain restrictions, into shares of the Company's common stock at a conversion rate of 1.5 times the then market price, as defined in the agreements, of the Company's common stock. Both notes have a stated interest rate of 5% per annum. This rate, with respect to the note outstanding as of September 30, 1998, for financial statement reporting purposes, has been adjusted to reflect an imputed market rate of interest as of the date of note. The rate of the note underlying the credit facility will be similarly adjusted in future periods, in the event that amounts are borrowed under such credit facility. Under the terms of the distribution agreement, Century made a $500,000 advance payment to the Company on September 30, 1998, which amount is to be applied against Century's first future purchase orders for the Company's peripheral blood clot therapy products. The Company has recorded this payment as deferred revenue and will recognize sales revenue from such amount as the Company makes shipments to Century under such purchase orders. Upon achievement of the first regulatory approval in Japan for application of the Company's EMBOLYX(TM) Liquid Embolic System, Century, under the terms of the distribution agreement, will make a $1 million advance payment to the Company, which amount is to be applied against Century's first future purchase orders for EMBOLYX(TM)-related product.

        As of September 30, 1998, the Company had cash and cash equivalents of $15.3 million. Cash used in the Company's operations for the nine months ended September 30, 1998 was approximately $5.8 million, reflecting the loss from operations, as well as increases in accounts receivable, inventories, and prepaid expenses and other current assets, net of increases in accounts payable, accrued liabilities and deferred revenue. The increase in accounts receivable is attributable primarily to initial shipments made to Abbott in September 1998, in partial satisfaction of Abbott's initial stocking order. Inventory levels increased commensurate with the increase in the sales volume during the period. The increase in deferred revenue is due to the receipt of the $500,000 advance payment from Century, discussed above. All other increases were commensurate with the Company's higher operating levels during the nine months ended September 30, 1998 relative to the comparable period in 1997. Cash provided by investing activities for the nine months ended September 30, 1998 was $5.2 million, primarily reflecting the maturity of short-term investments, net of expenditures for property and equipment of $666,000, and patents and licenses of $384,000. Cash provided by financing activities was approximately $10.8 million which was primarily attributable to the proceeds obtained from the issuance of the subordinated convertible notes to Abbott and Century, and to the proceeds obtained from the issuance of a note and sale of stock to Guidant. Beginning in the second quarter of 1998, the Company made a modest expansion of its existing manufacturing facilities to accommodate its increased activity level. Additionally, in July 1998 the Company entered into a five year lease agreement for a facility approximately twice the size of its current facility to enable the Company to expand its manufacturing and research and development capacity. It is expected that such expansion will also result in expenditures for tenant improvements to the new facility, and additional tooling and equipment. Moreover, in November 1998, the Company entered into an agreement providing for the licensing and installation of an enterprise resource planning ("ERP") system. It is expected that the installation of the ERP system will require the acquisition of additional computer hardware and software. (As regards the Company's compliance with issues related to the Year 2000, see "Certain Factors That May Affect The Company's Business and Future Results -- Risks Associated With The Year 2000 Issue.")

        The Company plans to finance its capital and operational needs principally from its existing capital resources at September 30, 1998, and the proceeds from the convertible subordinated notes with Abbott and Century, and from the credit facility with Century and the remaining milestone payment from Guidant, should the Company satisfy the conditions regarding the availability of such funds. There can be no assurance, however, that such conditions can be satisfied within the required time frames.

        MTI believes current resources will be sufficient to fund its operations into 2000. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including results under the distribution agreements with Abbott and Century, and similar future agreements, should any be entered into, progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements will also depend on the demands created by its operational and development programs, including requirements for sales and marketing growth.

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

        EARLY STAGE OF DEVELOPMENT. The Company has only recently commercially introduced a number of products. Several of its key products are in the early stage of development and the Liquid Embolic System ("LES") has only recently entered full clinical trials. Commercialization of the Company's products will depend on a number of factors, including the Company's ability to demonstrate the safety and efficacy of such products in the clinical setting. There can be no assurance that the Company's products will be safe and effective in clinical trials or will ultimately be cleared for marketing by U.S. or foreign regulatory authorities. Failure to develop safe and effective products, which are approved for sale on a timely basis would have a material adverse effect on the Company's business, operating results and financial condition.

        UNCERTAINTY OF MARKET ACCEPTANCE. Even if the Company is successful in developing safe and effective products that have received marketing clearance, there can be no assurance that the Company's products will gain market acceptance. Acceptance of the Company's LES and related neuro products will require the Company to satisfactorily address the needs of potential customers. The target customers for the Company's products are interventional radiologists and interventional neuroradiologists. However, there can be no assurance that acceptance of the Company's products by interventional radiologists and interventional neuroradiologists will translate into sales. In addition, no assurance can be given that the Company's market share for its existing products will grow or that its products which have yet to be introduced will be accepted in the market. If the Company is unable to gain market acceptance of its current and future products, the Company's business, operating results and financial condition would be materially adversely affected.

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

        LIMITED OPERATING HISTORY; ABSENCE OF PROFITABILITY. The Company was incorporated in 1993. To date, the Company's business has generated limited product sales. From its inception through September 30, 1998, the Company incurred cumulative losses of approximately $23.6 million. The Company expects to incur additional losses as it expands its research and development, manufacturing and marketing efforts. No assurance can be given that the Company will achieve significant sales of its products or that such sales will lead to profitability. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to the introduction of its current and future products, or the Company's research and development, manufacturing and marketing efforts. Such delays or expenses could have a material adverse effect on the Company's business, operating results and financial condition.

        POSSIBLE NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF ADDITIONAL FINANCING. The Company's operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures to increase. The Company believes that its existing capital resources and anticipated cash flow from planned operations, together with the net proceeds from its initial public offering, under the terms of (a) a convertible subordinated note agreement with Guidant entered into in November 1997 (b), a convertible subordinated note agreement, credit agreement and distribution agreement with Abbott entered into in August 1998, and (c), a convertible subordinated note agreement and distribution agreement with Century entered into in September 1998, and the interest earned thereon, should be adequate to satisfy its capital requirements into 2000. There can be no assurance, however, that the Company will not need additional capital before such time. The Company's need for additional financing will depend upon numerous factors, including the extent and duration of the Company's future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, and market and regulatory developments. In April 1998, the Company achieved the first of two milestones as defined in the agreement with Guidant, thereby allowing the Company to receive $2.5 million in exchange for debt and common stock. There is no assurance, however, that the Company will achieve the second of these milestones before December 31, 1998. Under the terms of a credit agreement with Century, the Company may be entitled to borrow an additional $2 million should it achieve a milestone, defined in the agreement, before September 30, 1999, however, there is no assurance that the Company will be able to achieve this milestone. Moreover, should the Company achieve either or both of the milestones defined in the Guidant and Century agreements discussed above, there is no assurance that the resulting proceeds under such agreements would satisfy the Company's then-current working capital requirements. Other than under the terms of the agreements mentioned above, the Company currently has no other committed external sources of funds. Should existing resources be insufficient to fund the Company's activities, the Company will seek to raise additional funds through public or private financing. There can be no assurance that additional financing will be available or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then-existing stockholders may result. If adequate funds are not available, the Company's business, operating results and financial condition may be materially adversely affected.

        DEPENDENCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The success of the Company will depend, in part, on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of others. The patent position of a medical device company may involve complex legal and factual issues. As of September 30, 1998, the Company held eighteen issued U.S. patents and one issued foreign patent, and has twenty-nine U.S. and seventeen foreign patent applications pending.

        The Company's issued U.S. patents cover technology underlying the Cragg MicroValve, infusion wire, Cragg Thrombolytic Brush, Liquid Embolic System and carotid and intra-cerebral stent products. The expiration dates of these patents range from February 2009 to June 2016. The pending claims cover various aspects of its infusion catheter, infusion wire, Thrombolytic Brush, micro catheter, Liquid Embolic System, carotid and intra-cerebral stent technologies, coatings and non-vascular liquid embolic products. Each product area the Company is pursuing is covered by at least one issued and pending patent. One of the patents used by the Company is currently licensed by the Company from Andrew Cragg, M.D. There can be no assurance that issued patents will provide significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. There also can be no assurance that patents belonging to competitors will not require the Company to alter its technology and products, pay licensing fees or cease to market or develop its current or future technology and products. The Company also relies on trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire equivalent technology or that the Company can maintain such technology as trade secrets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. The failure of the Company to protect its intellectual property rights could have a material adverse effect on its business, operating results and financial condition.

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

        LIMITED MARKETING EXPERIENCE; LACK OF DISTRIBUTION. The Company's experience in working with third-party distributors is limited. In August 1998, the Company executed a distribution agreement with Abbott to provide for distribution of the Company's peripheral vascular products in the United States and Canada, and in September 1998, the Company executed a distribution agreement with Century to provide for distribution of all the Company's products in Japan. There can be no assurance, however, that the Company will be able to successfully transition marketing and sales responsibilities to Abbott, or that Abbott will be successful in marketing the Company's products. Also, there can be no assurance that Century will be successful in assisting the Company in obtaining necessary regulatory approvals in Japan, or, if such approvals are obtained, that Century would be successful in marketing the Company's products. The Company's sales force consists of ten people in the United States, all of whom have been with the Company for a limited time. There is competition for sales personnel experienced in interventional medical device sales and, as a result, the Company has experienced significant turnover in its sales force. There can be no assurance that the Company will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. The Company intends to market and sell its products outside the United States principally through distributors and believes that it will need to continue to expand its distributor network or develop its own sales force. The Company's ability to market its products in certain areas may depend on strategic alliances with marketing partners such as Guidant, Abbott and Century. Other than the agreements with Guidant, Abbott and Century, there can be no assurance that the Company will be able to enter into distribution agreements on acceptable terms or at all. Also, there can be no assurance that such agreements will be successful in developing the Company's marketing capabilities or that the Company will be able to successfully develop a direct sales force. Such failure could have a material adverse effect on the Company's business, operating results and financial condition.

        LIMITED MANUFACTURING EXPERIENCE. The Company's experience in manufacturing its products is relatively limited. The Company has found it necessary to expand its manufacturing capacity in connection with the continued development and commercialization of its products. Such development and commercialization requires the additional commitment of capital resources for facilities, tooling and equipment and for leasehold improvements. The Company expects that the expansion of its manufacturing capacity will be achieved from the increased floor space of its new leased facility, improved efficiencies, automation and acquisition of additional tooling and equipment. Any delay or inability in expanding the Company's manufacturing capacity, or obtaining the commitment of such resources could materially adversely affect the Company's manufacturing ability, business, operating results and financial condition.

        GOVERNMENT REGULATION. The development, testing, manufacturing and marketing of MTI's products in the United States are regulated by the U.S. Food and Drug Administration ("FDA") as well as various state agencies. The FDA requires governmental clearance of such products before they are marketed. The process of obtaining FDA and other required regulatory clearances is lengthy, expensive and uncertain. Moreover, regulatory clearance, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, suspensions of approvals, product seizures, injunctions, recalls of products, operating restrictions and criminal prosecutions. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory approvals or requirements would have a material adverse effect on the Company's business, financial condition and results of operations. The offer and sale of the Company's current products required the submission of information to the FDA in the form of a 510(k) pre-market notification to substantiate label claims and to demonstrate "substantial equivalence" to a legally marketed Class I or II medical device or a Class III medical device for which the FDA has not called for premarket approvals ("PMAs"). Although the Company has received FDA clearance for many of these products, there can be no assurance that the Company will be able to obtain the necessary regulatory clearance for the manufacture and marketing of enhancements to its existing products or future products either in the United States or in foreign markets on a timely basis or at all. The Company has made modifications which affect substantially all of its products covered under 510(k) clearances, which modifications, the Company believes, do not affect the safety or efficacy of the products and thus, under FDA guidelines, do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or would not require the Company to submit a new 510(k) notice for any of the changes made to a device. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA. Utilization of the Company's LES will require submission of a PMA application to the FDA, which generally involves a substantially longer and less certain review process than that of a 510(k) pre-market notification. In either event, such approvals or clearances may require human clinical testing prior to any action on such products by the FDA. Based on the information presented by the Company regarding the material composition of the LES, the Company believes the LES would be regulated as a device. There can be no assurance, however, that upon more detailed review of the LES, the FDA will not at a later date determine that the LES should be regulated as a drug. Such a change could significantly delay the commercial availability of the LES and have a material adverse effect on the Company's business, operating results and financial condition. Delays in receipt of, or failure to receive, regulatory approvals or clearances to market such products, or loss of previously received approvals or clearances, would materially adversely affect the marketing of such products and the Company's business, operating results and financial condition.

        In the European Union, the Company will be required to maintain the certifications necessary to affix the CE Mark to its products other than LES, and to obtain such certifications with respect to affixing the CE Mark to LES, in order to sell its products in member countries of the European Union after mid-1998. The Company received its CE Mark certifications in March 1997 with respect to products other than the LES, however, there can be no assurance that the Company will be able to maintain such certifications, or, with respect to LES, obtain such certification, in the future. In addition, federal, state, local and international government regulations regarding the manufacture and sale of health care products and diagnostic devices are subject to future change and additional regulations may be adopted which may materially adversely affect the Company's business, operating results and financial condition.

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

        RISK OF PRODUCT LIABILITY CLAIMS. The nature of the Company's business exposes it to risk from product liability claims. The risk of such claims has increased in light of a U.S. Supreme Court decision in 1996 concluding that the FDA regulatory framework does not necessarily preempt personal injury actions against medical device manufacturers. The Company currently maintains product liability insurance for its products, with limits of $10 million per occurrence and an annual aggregate maximum of $10 million. However, such coverage is becoming increasingly expensive and there can be no assurance that the Company's insurance will be adequate to cover future product liability claims, or that the Company will be successful in maintaining adequate product liability insurance at acceptable rates. Any losses that the Company may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of the Company's products, may divert management's attention from other matters and may have a material adverse effect on the Company's business, operating results and financial condition.

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

        The Company relies on independent contract manufacturers for the manufacture and assembly of certain of its products and components. Reliance on independent contract manufacturers involves several risks, including the potential inadequacy of capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over product quality, delivery schedules, manufacturing yields and costs. Such manufacturers have possession of and at times title to molds for certain manufactured components of the Company's products. Shortages of raw materials, production capacity constraints or delays by the Company's contract manufacturers could negatively affect the Company's ability to meet its production obligations and result in increased prices for affected parts. Any such reduction, constraint or delay may result in delays in shipments of the Company's products or increases in the prices of components, either of which could have a material adverse effect on the Company's business, operating results and financial condition. The Company does not have supply agreements with all of its current contract manufacturers and often utilizes purchase orders which are subject to supplier acceptance. The unanticipated loss of any of the Company's contract manufacturers could cause delays in the Company's ability to deliver product while the Company identifies and qualifies a replacement manufacturer. There can be no assurance that current or future independent contract manufacturers will be able to meet the Company's requirements for manufactured products. Such an event would have a material adverse effect on the Company's business, operating results and financial condition. The Company intends, after completing its move to its new facility, to reduce the volume of outside manufacturing and processing, and to establish on-site capabilities. There can be no assurance, however, as to the timing of the establishment of such capabilities or whether such a transfer of function from third parties could be successfully completed.

        DEPENDENCE UPON KEY PERSONNEL. The Company is dependent to a significant extent upon the contributions, experience and expertise of its founders, certain members of its management team and key consultants. The Company maintains a key-man life insurance policy in the amount of $1 million on the life of George Wallace, the Company's President and Chief Executive Officer, however, there can be no assurance that the Company's insurance is adequate. In addition, the Company's success will depend upon its ability to attract and retain additional highly qualified management, sales, technical, clinical and consulting personnel. The loss of the services of any of such key personnel or the inability to attract and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        RISKS ASSOCIATED WITH THE YEAR 2000 ISSUE. In the next fifteen months, companies may face a potentially serious problem if information systems, software applications and operational programs written in the past do not properly recognize calendar dates beginning in the Year 2000 (the "Year 2000 issue"). This problem could affect both information technology ("IT") systems (for example, computer hardware and software) and non-IT systems (for example, systems or machines with embedded microcontrollers) with the result being the possible malfunctioning or non-functioning of such systems.

        The Company's products do not contain IT or non-IT system components. Moreover, the Company's assessment of the Year 2000 issue indicates that its manufacturing processes are not significantly dependent on systems that would be affected by the Year 2000 issue. Accordingly, the Company believes that the level of incremental expenditures it may incur solely to bring the Company into compliance with respect to the Year 2000 issue would not exceed $250,000. This amount excludes planned expenditures in connection with the move to the Company's new facilities and the installation of an enterprise resource planning system, which expenditures the Company would have incurred irrespective of the Year 2000 issue.

        The Company has formed an internal task force to undertake such activities as creating awareness within the Company of the Year 2000 issue, assessing the Company's IT and non-IT systems' compliance with respect to the Year 2000 issue, implementing remedial action to address non-compliance and establishing controls for ongoing compliance. As regards IT systems, the Company has obtained written representations from the manufacturer of the financial system software currently utilized by the Company and from the manufacturer of the enterprise resource planning software the Company anticipates installing during the first half of 1999. Based on such written representations, the Company believes that such software will not be affected by the Year 2000 issue, and the Company believes that its existing information systems equipment, primarily composed of personal computers, will be minimally impacted by the Year 2000 issue, as the Company intends to replace the majority of those systems which may be affected by this problem by the end of 1999 due to technological obsolescence. With respect to non-IT systems, the Company intends, after completing its move to its new facility, to reduce the volume of outside manufacturing and processing, and to establish on-site capabilities. In this transition, the Company's intent is to install systems, as necessary, that are Year 2000 compliant. Also in connection with the move to the new facility, the Company intends to obtain written representations as to compliance with the Year 2000 requirements from manufacturers of systems that will be installed in the facility. In addition, the Company intends to initiate communications with the Company's vendors in the fourth quarter of 1998 to assess such vendors' status with respect to the Year 2000 issue, and the Company is establishing policies regarding internal approval for it to transact business with current and future vendors that is predicated, in part, on such vendors' compliance with Year 2000 requirements.

       There is no assurance, however, that the Company will be successful in completing any of the activities described above. In certain instances where the Company is unable to mitigate the adverse effects of noncompliance, the Company may attempt to identify additional or replacement vendors, or may attempt to accelerate manufacturing of product prior to the beginning of the year 2000. There is no assurance, however, that these measures could be successfully undertaken, or that, even if undertaken, they would be effective in mitigating the problem. Accordingly, the inability of the Company to achieve full compliance with respect to the Year 2000 issue, or otherwise mitigate the effects of instances of noncompliance, could result in delays or interruptions in obtaining materials and services, conducting such operations as manufacturing and processing sales orders and payments, and performing normal business activities, each of which could have a material adverse effect on the Company's financial position and results of operations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is not a party to any material legal proceeding.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

            See Index to Exhibits on Page 22 of this Quarterly Report on Form 10-QSB.

        (B) REPORTS ON FORM 8-K

            On September 2, 1998, the Company filed a Form 8-K with respect to the execution of subordinated convertible note, credit, security and distribution agreements with Abbott Laboratories.

            No other reports on Form 8-K were filed, or required to be filed, by the Company during the quarterly period ended September 30, 1998.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MICRO THERAPEUTICS, INC.


Date: November 16, 1998                      By: /s/ HAROLD A. HURWITZ
                                                 -------------------------------
                                                     Harold A. Hurwitz
                                                     Chief Financial Officer

                                 EXHIBIT INDEX


   Exhibit                                                                                  Page
   Number                                    Description                                   Number
   -------                                   -----------                                   ------
    10.1       Convertible Subordinated Note Agreement dated August 12, 1998 between
                 the Company and Abbott                                                      (1)

    10.2       5% Convertible Note dated August 19, 1998 between the Company and Abbott      (2)

    10.3       Distribution Agreement dated August 12, 1998 between the Company and          (3)
               Abbott

    10.4       Credit Agreement dated August 12, 1998 between the Company and Abbott         (4)

    10.5       Security Agreement dated August 12, 1998 between the Company and Abbott       (5)

    10.6       First Amendment to Distribution Agreement dated August 12, 1998 between
                 the Company and Abbott                                                      23

    27.1       Financial Data Schedule - Nine Months Ended September 30, 1998.               25

    27.2       Financial Data Schedule - Nine Months Ended September 30, 1997 Restated
                 for Earnings per Share Data.                                                26

-------------
(1) Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, dated September 2, 1998

(2) Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, dated September 2, 1998

(3) Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K, dated September 2, 1998

(4) Incorporated by reference to Exhibit 10.4 of the Company's Form 8-K, dated September 2, 1998

(5) Incorporated by reference to Exhibit 10.5 of the Company's Form 8-K, dated September 2, 1998