Form 10KSB40
period 1998-12-31
MICRO THERAPEUTICS INC
filed 1999-03-31
CIK 311407

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                          COMMISSION FILE NUMBER 0-6523

                           [MICROTHERAPEUTICS, INC.]
                 (Name of Small Business Issuer in its charter)

           DELAWARE                                          33-0569235
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

             2 GOODYEAR                                          92618
         IRVINE, CALIFORNIA                                    (Zip Code)
(Address of principal executive offices)

                                 (949) 837-3700
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:             NONE
Securities registered pursuant to Section 12(g) of the Act:         COMMON STOCK
                                                                     (Title of
                                                                       class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

        Issuer's revenues for its most recent fiscal year were $4,249,381

        As of March 1, 1999, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates, computed by reference to the price at which common equity was sold on such date, was approximately $26,629,568.

        6,717,963 shares of Common Stock were outstanding at March 1, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Information required under Items 9, 10 11 and 12 of Part III hereof are incorporated by reference to portions of the registrant's definitive Proxy Statement to be filed in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held May 27, 1999.

        Transitional Small Business Disclosure Format (check one):  Yes   No X

        Index to Exhibits is on page 36.

                                     PART I

ITEM 1. BUSINESS

        Micro Therapeutics, Inc. ("MTI" or the "Company") was incorporated in California in 1993 and reincorporated in Delaware in 1996. The Company develops, manufactures and markets minimally invasive medical devices for the diagnosis and treatment of vascular disease. MTI focuses its efforts in two underserved markets: (i) the treatment of neuro vascular disorders of the brain associated with stroke; and (ii) the treatment of peripheral vascular disease, including blood clot therapy in hemodialysis access grafts, arteries and veins. The Company's objective is to provide physicians with new interventional treatment alternatives which improve outcomes, reduce costs, shorten procedure times, reduce drug usage and allow access to difficult-to-reach anatomical locations. The Company currently markets more than seventy products for the treatment of peripheral vascular disease and expects to introduce products to treat neuro vascular disease during 1999.

        The Company's products and products under development in the neuro vascular market designed to address stroke include: (i) the EMBOLYX(TM) Liquid Embolic System ("LES"), which combines a unique material and special purpose access and delivery devices such as micro catheters, to treat aneurysms, arteriovenous malformations ("AVMs") and hypervascular brain tumors; and (ii) a range of guidewires, balloon catheters, guiding catheters and infusion micro catheters incorporating shaft designs and innovative materials, which allow access to the smallest, most remote blood vessels. The Company's products in the peripheral vascular market, designed for less invasive treatment of blood clots, include: (i) a broad offering of infusion catheters, micro catheters and infusion wires; and (ii) the Cragg Thrombolytic Brush(TM) and the Castaneda Over The Wire Brush(TM), designed for rapid interventional clot disruption and dissolution through mechanical mixing of a thrombolytic drug with the clot.

BACKGROUND

        Vascular disease is, by Company estimates, the leading cause of death in the industrialized world. It may occur in any part of the body, and is generally manifested as an occlusion or rupture in a vessel. The vascular disease market consists of three segments, defined by anatomical location: cardiovascular disease, or disease of the coronary arteries; neuro vascular disease, or disease of the vessels in the brain; and peripheral vascular disease, or disease in blood vessels throughout the rest of the body. MTI is focused on the two segments it believes to be underserved: neuro vascular and peripheral vascular disease.

  Neuro Vascular Disease

        The Company believes that the leading complication of neuro vascular disease is stroke, the diminished blood flow to critical regions of the brain. A significant need for effective stroke therapy exists because of the severity of the disorder, its prevalence in society, the inadequacy of current therapies and the high cost of treatment and care. Acute stroke is the third leading cause of death in the United States and a major cause of long-term disability, with an estimated annual cost of over $30 billion, according to Medical Data International, Inc. ("MDI"). There are approximately 700,000 cases of stroke per year in the United States, of which approximately 160,000 of the victims die as a result of the event and another one-third become severely and permanently disabled, according to the National Stroke Association. Over three million people in the United States are stroke survivors and stroke is the leading cause of disability among adults, according to an article published in Neurology. The disabilities caused by stroke include paralysis, coma, impaired cognition, reduced coordination, loss of visual acuity, loss of speech, loss of sensation or a combination of these effects. Currently, no medical intervention exists that can reverse the brain damage resulting from stroke.

        Strokes are typically caused either by blockages (vaso-occlusive stroke) or ruptures (hemorrhagic stroke) of vessels within or leading to the brain. According to MDI, vaso-occlusive strokes account for approximately 80% of all strokes. According to the American Heart Association, the most common type of vaso-occlusive stroke, thromboembolic stroke, is caused by the existence of a blood clot, or thrombus, within an artery, blocking blood flow. These blood clots can originate in the heart or a peripheral vascular site and travel into the neuro vasculature. Another type of vaso-occlusive stroke, atherosclerotic stroke, results from blockage of blood flow by plaque in a vessel. The majority of atherosclerotic strokes result from blockage in the carotid artery in the neck. According to MDI, the annual number of cases of thromboembolic and atherosclerotic stroke in the United States is 168,000 and 272,000, respectively. The balance of vaso-occlusive strokes are lacunar strokes, or disease of the smallest vessels deep within the brain.

        Hemorrhagic stroke is generally caused by the rupture of a blood vessel in the brain resulting from a vascular defect such as an aneurysm or AVM. According to MDI, there are approximately 140,000 cases of hemorrhagic stroke per year in the United States.

        An aneurysm is a balloon-shaped structure which forms at a weak point in the vessel wall and fills with blood. Aneurysms typically grow over time and, due to pressure placed on the wall of the aneurysm, are prone to rupture. Burst aneurysms result in massive intracranial bleeding and often death. Patients with unruptured aneurysms may experience symptoms such as blurred vision, headaches or dizziness; however, the large majority of these patients are asymptomatic. While 42,000 hemorrhagic stroke cases are related to ruptured intracranial aneurysms, autopsy studies have suggested that unruptured aneurysms may occur in approximately 2% to 5% of the general population in the United States, according to the American Association of Neurological Surgeons. The Company believes that with the development of new diagnostic and interventional technologies, the pool of candidate patients may be expanded to include those with unruptured aneurysms discovered in conjunction with other examinations.

        In an AVM, the flow of blood between arteries and veins, which normally occurs through capillary vessels, is shortcut by the development of a network of larger vessels connecting directly from arteries to veins. The higher arterial pressure communicating directly to the venous side makes these vessels highly prone to rupture.

        The Company believes that, while the interventional treatment of stroke in the United States is estimated by MDI to be approximately 40,000 procedures today, this market will grow significantly, driven by the development of improved diagnostic, imaging and interventional technologies; conversion from surgical to interventional procedures; the acceptance of preventive treatment of unruptured aneurysms; the increasing number of trained interventional neuroradiologists; the continued development of stroke centers; and the impact of stroke public awareness programs.

        Related to neuro vascular disease is the neurological dysfunction caused by tumors in the brain. The tumor can cause compression in the brain tissue, resulting in symptoms such as pain and neurological deficit. As discussed above, the Company believes that the market for interventional therapeutic applications such as embolization of those brain tumors that are hypervascular in nature will grow significantly driven by the factors discussed in the preceding paragraph.


  Peripheral Vascular Disease

        Based on data from MDI, the Company believes that over eight million people have been diagnosed with peripheral vascular disease in the United States, of which an estimated one million are treated annually. Generally, these patients suffer from degenerative atherosclerosis or blood clots, the same process that produces coronary artery disease. For patients diagnosed with peripheral vascular disease, there is currently no therapeutic regimen employed to halt the degenerative process.

        Vascular obstruction, and the resulting lack of blood flow, can lead to skin discoloration, pain, ulceration, swelling or a change in blood chemistry, and can result in the loss of limb and even death. These symptoms are most often present in the legs and arms and may also develop in the neck and torso.

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

        One common site for vascular obstruction is in hemodialysis access grafts. Based on data from the Health Care Financing Administration, the Company estimates that hemodialysis access grafts have been surgically implanted in over 183,000 kidney dialysis patients in the United States. These grafts are used as the access site for dialysis needles which are inserted to withdraw and return blood from a dialyzer, a procedure performed every 2-3 days for each patient. These hemodialysis access grafts occlude over time and, according to an article published in the Journal of Surgical Research, fail approximately every 5-10 months, requiring treatment.

        Clotting of the deep veins in the lower extremities and torso is commonly referred to as deep venous thrombosis ("DVT"). DVT and other venous thrombosis associated with superficial veins are, according to an article published in Cardiology Clinics, responsible for approximately 250,000 hospitalizations annually in the United States. Approximately 600,000 additional cases result from long-term hospital stays, according to the American Medical Association and an article published in American Family Physician. Currently, the vast majority of treatment consists of oral medication and exercise. However, there are a small number of patients receiving interventional treatment consisting of catheter directed thrombolysis over several days, on an inpatient basis. This is costly, but has been successful for acute cases of DVT. Surgical removal of the obstruction is not considered to be a desirable treatment alternative for DVT because of the potential injury to the vein.

        The Company estimates that the interventional market of peripheral blood clots in the United States is approximately 100,000 procedures per year, and believes this market will grow significantly, driven by the conversion from surgical to interventional procedures and the development of advanced technologies that decrease overall procedure costs.

        The Company believes that there are opportunities in the peripheral vasculature for the interventional radiologist to utilize embolization procedures to treat vascular malformations which occur in peripheral blood vessels. Among the conditions the Company is considering for study are peripheral AVMs, uterine fibroid tumors and liver tumors.

PRODUCTS

        The following table sets forth the Company's principal products and products under development and their current status:

PRODUCT LINE                                 U.S. STATUS                 INTERNATIONAL STATUS
------------                                 -----------                 --------------------
NEURO VASCULAR-STROKE THERAPY

EMBOLYX(TM)  Liquid Embolic System           Submissions expected,       Submissions expected,
                                             beginning 2000              beginning 1999

Micro Catheters
   EASY RIDER(R)   Micro Catheter            Approved                    CE Mark
   FLOW RIDER(TM)  Flow Directed Catheter    Approved                    CE Mark

Access and Delivery Products
  SilverSpeed(TM) Hydrophilic Guidewire      Approved                    CE Mark
  Equinox(TM) Occlusion Balloon System       510(k) submitted 1999       Submission expected 1999

PERIPHERAL VASCULAR-BLOOD CLOT THERAPY

Infusion Catheters
   Cragg-McNamara(TM) Valved Infusion
     Catheter                                30 models currently         CE Mark
                                             marketed
   MicroMewi(R) Sidehole Infusion Catheter   5 models currently          CE Mark
                                             marketed
   Mewi-5(TM) Sidehole Infusion Catheter     18 models currently         CE Mark
                                             marketed

Infusion Wires
   ProStream(R) Sidehole Infusion Wire       8 models currently          CE Mark
                                             marketed
   ProStream(R) Endhole Infusion Wire        2 models currently          CE Mark
                                             marketed

Mechanical Thrombolysis
   Cragg Thrombolytic Brush(TM)              1 model currently marketed  CE Mark
   Castaneda Over The Wire Brush(TM)         2 models currently          CE Mark
                                             marketed

NEURO VASCULAR--STROKE THERAPY PRODUCTS

 EMBOLYX Liquid Embolic System

        The Company's proprietary EMBOLYX Liquid Embolic System ("LES"), currently under development, is designed for rapid and controlled embolization of aneurysms, AVMs and hypervascular brain tumors. The EMBOLYX LES consists of unique biomaterials and special purpose micro catheters. The micro catheters are used to deliver the material, in liquid form, to small remote blood vessels in the brain where it fills a vascular defect and transforms into a solid polymer cast. The EMBOLYX LES offers a unique form, fill and seal approach to the interventional treatment of aneurysms or AVMs associated with hemorrhagic stroke, and of hypervascular tumors which can manifest mass effect symptoms similar to those of a hemorrhagic stroke.

        The conventional treatment of hemorrhagic stroke requires highly-invasive neurosurgery, in which a portion of the skull is removed and brain tissue is manipulated to gain access to the diseased vessel. This type of surgery generally involves extensive blood loss and prolonged hospitalization.

        Interventional treatment of certain aneurysms currently involves advancing a micro catheter through the cerebral vasculature to the aneurysm site. Tiny metal coils attached to a delivery wire are passed, one at a time, through the catheter and into the aneurysm. The coil is then released from the delivery wire, the wire is removed and the next coil is advanced through the catheter. This process is repeated until approximately 30% of the volume of the aneurysm is filled with coils. The presence of these coils in the aneurysm disrupts blood flow, leading to the formation of thrombus in the spaces within the coil mass. Numerous embolization coils are required to fill an aneurysm, a procedure which generally takes two to three hours to complete, and not all aneurysms are suited to this approach.

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

        Hypervascular brain tumors often present therapeutic challenges because their vascularity leads to increased, and sometimes excessive, blood loss during surgery and the need for blood transfusion. The tendency for hemorrhage during surgery increases the risk of surgical morbidity and mortality, and makes complete resection of a tumor more difficult. Accordingly, the Company believes that embolization of such tumors, as a pre-operative therapy, has the potential of reducing these inherent surgical risks through reduction of the tumor's vascularity, and of enhancing surgical resection through tumor necrosis and shrinkage. In the case of non-operable tumors, the Company believes that palliative embolization can provide temporary symptomatic improvement such as relief of pain and neural structural decompression with neurological improvement. Embolization, pre-operative or palliative, is usually currently performed with PVA particles. However, embolization with PVA particles is subject to the challenges noted in the preceding paragraph.

        In an EMBOLYX procedure, the micro catheter is positioned at the embolization site and the material is delivered with a single injection. The EMBOLYX material is visible under fluoroscopy and thus the interventionalist is able to see and continuously monitor the penetration and location of the material. When the vascular defect is completely filled with the polymer cast, the delivery catheter is removed. Since the EMBOLYX material is nonadhesive, the controlled injection and filling of the vascular defect can take place over a 30-second or longer period, whereas a glue injection and catheter withdrawal must be done very quickly to avoid gluing the delivery catheter in place.

        The Company has completed preclinical studies of EMBOLYX and has initiated human clinical trials for certain applications of the EMBOLYX technology. In 1998, the Company filed and received approval on an Investigational Device Exemption ("IDE") to conduct multi-center human clinical trials in the United States, pursuant to which the Company will seek to obtain regulatory approval for market introduction of EMBOLYX in the treatment of meningiomas, the most common form of hypervascular brain tumor. There can be no assurance, however, that the Company will be successful in completing studies under the IDE or in obtaining approval for market introduction. In Europe, human clinical trials are being conducted at four sites using EMBOLYX in the treatment of AVMs. The Company expects to file its submission for CE Mark certification with respect to this application of EMBOLYX in 1999. There can be no assurance, however, that the Company will be successful in obtaining such certification.

  Access and Delivery Products

        The Company is developing a line of products that will allow access to and treatment in challenging and difficult-to-reach anatomical locations, such as the remote, or distal, vessels in the brain. The Company anticipates that this product line will include a family of micro catheters, guidewires, balloon systems and guiding catheters, certain models of which will be delivery components of the EMBOLYX LES and others which will be for general interventional therapies.

        Micro Catheters. The Company has developed a line of micro catheters incorporating unique shaft designs and innovative materials which allow access to small, remote vessels in the brain. These micro catheters may be used for infusion of drugs to dissolve blood clots associated with thromboembolic stroke, and to deliver the EMBOLYX liquid embolic material used to embolize AVMs, aneurysms and hypervascular brain tumors.

        The conventional treatment for neuro vascular blood clots involves the systemic delivery of thrombolytic drugs capable of dissolving the clot. Interventional thrombolytic therapy for neuro vascular occlusions involves the use of subselectively placed micro catheters to reach the site of the occlusion, followed by the local infusion of thrombolytic drugs to dissolve the blood clot. The Company believes that site-specific delivery of thrombolytic drugs may prove to be more effective than traditional intravenous systemic administration by requiring less drug, which may lead to reduced side effects such as bleeding in other parts of the body.

        Of the 168,000 patients who experience thromboembolic stroke each year, the Company estimates that 150,000 of these patients could be treated by interventional procedures with early intervention, patient selection and improved micro catheters. The Company's EASY RIDER and FLOW RIDER micro catheters may be used for infusion of thrombolytic drugs to dissolve blood clots.

        The Company has obtained 510(k) approval for its neuro micro catheters and plans to introduce these products in 1999.

        SilverSpeed Hydrophilic Guidewire. This guidewire is used to facilitate introduction and placement of micro catheters, occlusion balloons and angioplasty catheters. The construction of the guidewire allows for a flexible end, with a gradual decrease in the stiffness toward the tip. The distal coil segment is radiopaque platinum, which aids in fluoroscopic guidance for tip positioning. The Company has obtained 510(k) approval for its first model of this guidewire and plans to introduce it in 1999.

        Equinox Occlusion Balloon System. This balloon system is designed for use in blood vessels where temporary occlusion is desired. It provides a vessel selective technique which is useful in selectively stopping or controlling blood flow, and is capable of accessing small diameter vessels and tortuous anatomy. Accordingly, it may be used to arrest blood flow to distal sites to allow for embolization treatment of vascular abnormalities such as aneurysms. The Company anticipates receiving regulatory approvals for the balloon system in 1999.

PERIPHERAL VASCULAR--BLOOD CLOT THERAPY PRODUCTS

  Catheters and Infusion Wires

        MTI has introduced to the market a broad offering of less invasive interventional catheters, micro catheters and infusion wires capable of efficient delivery of thrombolytic agents for the dissolution of blood clots. MTI's current offering of Cragg-McNamara valved tip infusion catheters and ProStream infusion wires represents advanced technology in thrombolytic therapy for three peripheral vascular market subsegments: hemodialysis access grafts, arteries and veins.

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

        Of the more than 183,000 hemodialysis access graft treatments currently performed each year in the United States, the Company estimates that one third are treated interventionally. Of the 200,000 arterial blood clot treatments currently performed each year in the United States, the Company estimates that 50,000 are interventional. The Company also estimates that an additional 5,000 vein procedures are performed interventionally each year in the United States for a total of 100,000 interventional treatments for peripheral blood clots.

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

        MTI received 510(k) clearance of its Cragg-McNamara valved tip infusion catheters in October 1994 and is currently marketing 30 models both domestically and internationally. The Company received 510(k) clearance for the ProStream sidehole infusion wires in January 1996 and is currently marketing eight models in the United States and internationally. These products, together with MTI's MicroPatency, Mewi- 5, and MicroMewi infusion catheter lines, are marketed in the United States under a distribution agreement with Abbott Laboratories ("Abbott") and internationally through distributors. See "Business--Sales and Marketing."

  Thrombolytic Brush

        The Company believes that most treatments for blood clots in the peripheral vasculature could be performed interventionally. However, in order for interventional thrombolysis procedures to surpass surgical procedures as the treatment of choice, three main issues need to be addressed, all of which have a direct impact on procedure cost.

        First, the length of time to achieve lysis of the clot must be shortened. If a clot is relatively "fresh," that is, only several hours old or less when treated, dissolution time is quick and the procedure can be completed in a single session in the catheterization or special procedures lab. If, however, the clot becomes more "organized" in the vessel, dissolution time lengthens. In these circumstances, thrombolysis starts in the catheterization lab and continues in a hospital room for 24-72 hours, making it an inpatient procedure. The patient is then moved back to the lab a second time for angiographic imaging to determine whether the infusion has been successful. Even a single setting thrombolytic procedure on a fresh clot can require the interventional radiologist to administer the drug for a considerable length of time. Second, the dissolution of the clot must be complete. An established clot is resistant to complete dissolution and any residual clot becomes a site for repropagation of new clot. Third, drug cost must be reduced. The cost of drugs for a long-term thrombolytic infusion lasting several days is thousands of dollars.

        In August 1997, MTI received approval of its 510(k) market notification from the U.S. Food and Drug Administration ("FDA") and began an active sales campaign for the Cragg Thrombolytic Brush in hemodialysis access grafts. This product addresses the clinical issues that remain in standard thrombolysis. The Cragg Thrombolytic Brush is designed for rapid interventional clot disruption and dissolution through mechanical mixing of a thrombolytic drug with the blood clot. In February 1998, the Company received approval of its 510(k) for the next generation of the Thrombolytic Brush, called the Castaneda Over The Wire Brush, which the Company believes will further improve vascular access and ease of use. Future studies using this design may include clinical evaluation in other applications, including native vessels and additional peripheral grafts.

SALES AND MARKETING

        The primary users of the Company's products are interventional radiologists and neuroradiologists. The Company estimates that approximately 2,000 hospitals in the United States perform interventional radiology procedures and an estimated 500 institutions provide some neuro vascular and peripheral vascular therapy.

        Since inception, the Company's practice has been to establish and maintain relationships with key interventional radiologists and neuroradiologists. To achieve such relationships, the Company has had ten direct sales representatives covering the United States. In August 1998, the Company entered into a Distribution Agreement with Abbott, which requires that the Company's sales force transition the Company's relationships with interventional radiologists to Abbott. During the period since August 1998, the Company's sales force in the United States has been reduced to six direct sales representatives. As of the date of this report the Company's obligation to work on such a transition with Abbott has ended and the Company expects to redirect the efforts of its remaining direct sales force toward expanding the relationships it has formed in the neuroradiology market place.

        The distribution agreement with Abbott provides exclusive rights to distribute the Company's peripheral blood clot therapy products in the U.S. and Canada. The term of the agreement runs through the end of 2008. It may be extended by mutual agreement, or by Abbott upon Abbott's attainment of forecast sales levels, the determination of which is defined in the agreement, in any three years within defined five-year periods in which the agreement is in force. Abbott may terminate the agreement upon 180 days written notice, and the Company may terminate the agreement if Abbott fails to attain the forecast sales levels discussed above in at least three years within defined five-year periods in which the agreement is in force, or if the parties reach an impasse in determining such sales levels. The agreement is also terminable by the Company's successor in the event of a change of control of the Company. In such event, Abbott has the option to purchase the peripheral blood clot therapy line of business at a mutually agreed-upon price, or the Company's successor may pay a termination fee based upon Abbott's historical sales levels as defined in the agreement. Sales to Abbott under this agreement accounted for 25% of total sales for the year ended December 31, 1998, and the Company expects sales under this agreement to provide the majority of the Company's revenues at least through 1999.

        The Company has established international distribution arrangements, focused on the introduction and market penetration of peripheral vascular products, in most parts of Europe, Scandinavia, Latin America, Australia and New Zealand through a network of specialty medical device distributors.

        On November 17, 1997, the Company entered into a distribution agreement with Guidant Corporation ("Guidant"), which provides for European distribution of the Company's neuro products, and, in August 1998, the agreement was expanded to include future peripheral embolization products utilizing the EMBOLYX LES. The distribution agreement has a five-year term, which will commence upon the first commercial sale of such products, and may be canceled by the Company upon a sale of substantially all of the Company's assets or change in control of the Company. In such event, the cancellation penalty to be paid to the distributor is the greater of $1 million or an amount based on the distributor's gross profit, as defined in the distribution agreement.

        On September 23, 1998, the Company entered into a distribution agreement with Century Medical, Inc. ("Century"), that provides Century with exclusive rights to distribute all of the Company's products in Japan. The initial term of the agreement extends five years past the date on which the first regulatory approval is obtained for an application using the EMBOLYX LES. The agreement may be extended for additional five-year terms either automatically, unless terminated for reasons described below, or by mutual agreement. The agreement may be terminated by the Company if Century fails to achieve certain sales levels, as defined in the agreement, in at least three of any five consecutive years in which the agreement is in force, or if the parties reach an impasse in defining such sales levels. The agreement is also terminable by the Company's successor in the event of a change of control of the Company upon payment by the Company's successor of a termination fee based on Century's historical gross profit, as defined in the agreement.

RESEARCH AND DEVELOPMENT

        For the years ended December 31, 1997 and 1998, the Company's research and development expenses amounted to $3,425,000 and $3,865,000, respectively. The Company is directing its research efforts towards development of products which expand the therapeutic alternatives available to interventional radiologists and interventional neuroradiologists for treatment of vascular disease.

        The Company believes that the EMBOLYX LES has utility for a variety of procedures throughout the vascular system, including embolization of AVM's, hypervascular tumors and aneurysms in both neuro and peripheral applications. The Company has successfully performed studies on representative animal models in each of these areas. The neuro AVM and tumor applications are being tested in the clinical setting, and the Company anticipates the neuro aneurysm program to transition from the pre-clinical, animal setting to the human clinical setting during 1999. In addition, the Company has filed patents related to certain non-vascular applications of the EMBOLYX LES which have been cross-licensed to entities in which the Company has a minority equity interest.

        In 1998, the Company initiated several programs to design and develop additional access and delivery devices, specifically, guidewires, balloon systems and guiding catheters, both as part of the EMBOLYX LES program and as general purpose devices.

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

        During 1998, the Company was issued eight additional patents, increasing the total patents issued to the Company to twenty-four. The majority of the newly-issued patents related to neuro catheters, liquid embolic agents and stents. The number of pending and in-process applications increased commensurately during 1998.

        The Company's research and development staff consists of nineteen full-time engineers, technicians and regulatory personnel, and several clinical and technical consultants, all of whom have substantial experience in medical device development. The Company's product development process incorporates teams organized around each of the Company's core technologies or product groups, with each team having representatives from marketing, regulatory and clinical affairs, manufacturing and finance. Consultants are utilized where additional specialized expertise is required.

MANUFACTURING

        The Company manufactures its proprietary products in a controlled environment setting at its facilities in Irvine, California, which it has occupied since December 1998. Prior to that date, the Company's facilities were located in San Clemente, California. The Company has implemented quality control systems as part of its manufacturing process, which comply with U.S. Quality System Regulations ("QSR") requirements. The Company has also been inspected by the California Department of Health Services ("CDHS") and is registered with the State of California to manufacture its medical devices. The Company believes that it is in compliance with FDA QSR for medical devices. There can be no assurance, however, that the Company will remain in compliance with QSR. Failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

        The European Union has promulgated rules which require that medical products receive the right to affix the CE Mark, an international symbol of adherence to quality assurance standards. ISO 9001/EN 46001 certification is one of the CE Mark certification requirements. In order to obtain the right to affix the CE Mark to its products, the Company needs to obtain certification that its processes meet the ISO 9001/EN 46001 quality standards and applicable medical device directives promulgated by the European Union. Such certification has been obtained by the Company with respect to its peripheral vascular blood clot therapy products, micro catheters and guidewires, and, thus, the Company currently has the right to affix the CE Mark to such products. However, this certification is reviewed on an annual basis, and there can be no assurance that such right to affix the CE Mark will be retained by the Company in the future. In 1999, the Company anticipates obtaining certification with respect to its balloon system, as well as certain applications of the LES upon successful completion of required clinical studies. However, there can be no assurance that such clinical studies will be successfully completed or that such certifications will be obtained.

        The Company has developed the necessary capabilities for manufacturing, assembling, packaging and testing the products it currently markets, and for developing such processes with respect to products currently under development. Certain of these capabilities involve proprietary know-how. An endhole infusion wire and certain accessories are manufactured for the Company on an OEM basis; all other fabrication and assembly operations are performed in the Company's manufacturing facilities. The Company uses outside contractors for molding, sterilization, and other common technologies. Vertical integration occurs as necessary or appropriate to meet the Company's production, quality and profitability objectives.

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

        The Company competes primarily with other producers of catheter and wire based products for interventional treatment of neuro vascular and peripheral vascular disease. In neuro vascular interventional applications, the Target Therapeutics division of Boston Scientific, Inc. is the market leader. The Company expects to compete against Target Therapeutics and other entrants in the neuro vascular interventional market including the Cordis, Inc. subsidiary of Johnson & Johnson. In peripheral blood clot therapy applications the Company competes with Arrow International, Inc., the MediTech and Target Therapeutics divisions of Boston Scientific, Inc., Cook, Inc., and the AngioDynamics division of E-Z-EM Corporation. All of these companies have significantly greater financial, manufacturing, marketing, distribution and technical resources, name recognition and experience than the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than those developed by the Company or that would render the Company's products obsolete or noncompetitive. Additionally, there can be no assurance that the Company will be able to compete effectively against such competitors based on its ability to manufacture, market and sell its products.

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

MEDICAL ADVISORY BOARD

        The Company has a group of physicians which advises it on medical matters in areas of the Company's business. The Company's Medical Advisory Board (the "MAB") includes experts in vascular disease diagnosis and therapy in interventional radiology and interventional neuroradiology. The Company regularly consults with members of the MAB regarding the Company's research and development, preclinical trials and clinical trials.

        The Micro Therapeutics MAB is currently composed of the following individuals:

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

Mark Mewissen, M.D.                 Associate Professor of Radiology, Director
                                    of Vascular/Interventional Radiology,
                                    Medical College of Wisconsin, Froedtert
                                    Memorial Lutheran Hospital

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

        As of March 1, 1999, the Company held twenty-four issued U.S. patents, one issued foreign patent and has twenty-nine U.S. and twenty-five foreign patent applications pending. The Company's issued U.S. patents cover technology underlying the LES (including both liquid embolic biomaterials as well as access and delivery micro catheters), carotid and intra-cerebral stents, coatings, the Cragg MicroValve, infusion wires, and the Cragg Thrombolytic Brush. The expiration dates of these patents range from 2009 to 2015. The pending claims cover additional aspects of liquid embolic material, access and microcatheter delivery devices, carotid and intra-cerebral stent technologies, coatings, non-vascular liquid embolic products, infusion catheters, infusion wires, and the Thrombolytic Brush.

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

GOVERNMENT REGULATION

  United States

        The research, development, manufacture, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. The Company's products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act (the "FDC Act") and require clearance or approval by the FDA prior to commercialization. In addition, significant changes or modifications to medical devices also are subject to regulatory review and clearance or approval. Under the FDC Act, the FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, record keeping, advertising, distribution, sale and promotion of medical devices in the United States. The testing for, and preparation and subsequent review of, applications by the FDA and foreign regulatory authorities is expensive, lengthy and uncertain. Noncompliance with applicable requirements can result in, among other things, warning letters, proceedings to detain imported products, fines, injunctions, civil and criminal penalties against the Company, its officers and its employees, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and a recommendation by the FDA that the Company not be permitted to enter into government contracts.

        In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and efficacy. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to QSRs) and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those that must receive premarket approval ("PMA") by the FDA to ensure their safety and efficacy (for example, life-sustaining, life-supporting and implantable devices, or new devices that have not been found substantially equivalent to legally marketed Class I, Class II or pre-amendments Class III devices).

        The FDA also has the authority to require clinical testing of certain medical devices as part of the clearance or approval process. If clinical testing of a device is required and if the device presents a "significant risk," an IDE application must be approved prior to commencing clinical trials. The IDE application must be supported by data, typically including the results of laboratory and animal testing. If the IDE application is approved by the FDA, clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the agency. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such costs do not exceed recovery of the costs of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of investigational sites' institutional review boards pursuant to FDA regulations.

        Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) submission or approval of a PMA application. If a medical device manufacturer or distributor can establish, among other things, that a device is "substantially equivalent" in intended use and technological characteristics to a legally marketed Class I or Class II medical device, or to a pre-amendments Class III medical device for which the FDA has not required a PMA, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k). The 510(k) submission must establish to the satisfaction of the FDA the claim of substantial equivalence to the predicate device. In recent years, the FDA has been requiring a more rigorous demonstration of substantial equivalence, including the requirement for IDE clinical trials.

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

        If the manufacturer or distributor cannot establish that a proposed device is substantially equivalent to a legally marketed Class I or II predicate device, or to a pre-amendments Class III medical device for which the FDA has not required a PMA, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA application. A PMA application must be supported by extensive data, including laboratory, preclinical and clinical trial data to prove the safety and efficacy of the device, as well as extensive manufacturing information. If the FDA determines, upon initial review, that a submitted PMA application is sufficiently complete to permit substantive review, the FDA will accept the PMA application for filing. FDA review of a PMA application generally takes approximately two years or more from the date of acceptance for filing, but review times vary depending upon FDA resources and workload demands and the complexity of PMA submissions. There can be no assurance that the FDA will review and approve the PMA in a timely manner, if at all. Failure to obtain PMA approvals could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, as one of the conditions for approval, the FDA will inspect the manufacturing establishment at which the subject device will be manufactured to determine whether the quality control and manufacturing procedures conform to QSRs. If granted, the PMA approval may include significant limitations on the indicated uses for which a product may be marketed.

        As of March 15, 1999, the Company had received nine 510(k) clearances for certain therapeutic indications of its micro catheters, guidewires and peripheral vascular blood clot therapy products, which cover over 70 products offered for market. The Company has made modifications which affect a number of its products covered under these 510(k) clearances, which modifications, the Company believes, do not affect the safety and efficacy of the products and thus, under FDA guidelines, do not require new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or would not require the Company to submit a new 510(k) notice for any of the changes made to the device. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

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

        The Company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the State of California Department of Health Services ("CDHS") and to list its products with the FDA. As such, the Company will be inspected by both the FDA and CDHS for compliance with QSR and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner. The Company has not yet been inspected by the FDA for QSR compliance. Pursuant to the maintenance of the Company's California medical device manufacturing license, the Company's new facility in Irvine, California was inspected by the CDHS in January 1999. No significant inspection observations were received. There can be no assurance, however, that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

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

        Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy generally prohibits the marketing of approved medical devices for unapproved uses. The Company is also subject to regulation by the Occupational Safety and Health Administration and by other government entities.

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

        The Company or its distributors have received registrations and approvals to market its peripheral vascular blood clot therapy products, and certain of its neuro products, in most parts of Europe, Scandinavia, Latin America, New Zealand and Australia.

        The European Union has promulgated rules which require that medical products receive the right to affix the CE Mark, an international symbol of adherence to quality assurance standards. ISO 9001/EN 46001 certification is one of the CE Mark certification requirements. In order to obtain the right to affix the CE Mark to its products, the Company needs to obtain certification that its processes meet the ISO 9001/EN 46001 quality standards and applicable medical device directives promulgated by the European Union. Such certification has been obtained by the Company with respect to its peripheral vascular blood clot therapy products, micro catheters and guidewires, and, thus, the Company currently has the right to affix the CE Mark to such products. However, this certification is reviewed on an annual basis, and there can be no assurance that such right to affix the CE Mark will be retained by the Company in the future. In 1999, the Company anticipates obtaining certification with respect to its balloon system, as well as certain applications of the LES upon successful completion of required clinical studies. However, there can be no assurance that such clinical studies will be successfully completed or that such certifications will be obtained.

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

        The Company's success will depend upon, among other things, its customer's ability to obtain satisfactory reimbursement from healthcare payors for its products. Reimbursement in the United States for the Company's peripheral blood clot therapy products is currently available under existing procedure codes from most third-party payors, including most major private health care insurance plans, Medicare and Medicaid. The Company believes that procedures using its neuro vascular products may be reimbursed in the United States under existing procedure codes should such products receive FDA clearance or approval, of which there is no assurance. However, third-party reimbursement for these products will be dependent upon decisions by individual health maintenance organizations, private insurers and other payors, and there can be no assurance that such procedure codes will remain available or that the reimbursement under these codes will be adequate. Given the efforts to control and decrease health care costs in recent years, there can be no assurance that any reimbursement will be sufficient to permit the Company to achieve or maintain profitability.

        Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Large-scale market acceptance of the Company's thrombolytic infusion and other products will depend on the availability and level of reimbursement in international markets targeted by the Company. The Company has been informed by its international distributors that its peripheral blood clot therapy products have been approved for reimbursement in countries in which the Company markets such products. The Company does not expect that third-party reimbursement will be available internationally for use of its neuro vascular products unless and until required regulatory approvals are obtained, of which there is no assurance. Obtaining reimbursement approvals can require 12-18 months or longer. There can be no assurance that the Company will obtain reimbursement in any country within a particular time, for a particular amount, or at all. Failure to obtain such approvals could have a material adverse effect on the Company's sales, business, operating results and financial condition.

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

PRODUCT LIABILITY AND INSURANCE

        The Company's business involves an inherent risk of exposure to product liability claims. The risk of such claims has increased in light of a U.S. Supreme Court decision in 1996 concluding that the FDA regulatory framework does not necessarily preempt personal injury actions against medical device manufacturers. Although the Company has not experienced any product liability claims to date, there can be no assurance that the Company will be able to avoid significant product liability claims and potential related adverse publicity. The Company maintains product liability insurance with coverage limits of $10 million per occurrence and an annual aggregate maximum of $10 million, which the Company believes is comparable to that maintained by other companies of similar size serving similar markets. However, there can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a material adverse effect on the Company, or that such insurance will continue to be available on commercially reasonable terms, or at all.

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

        Uncertainty of Market Acceptance. Even if the Company is successful in developing additional safe and effective products that have received marketing clearance, there can be no assurance that the Company's new products will gain market acceptance. Acceptance of the Company's LES and related neuro products will require the Company to satisfactorily address the needs of potential customers. The target customers for the Company's products are interventional radiologists and interventional neuroradiologists. However, there can be no assurance that acceptance of the Company's products by interventional radiologists and interventional neuroradiologists will translate into sales. In addition, no assurance can be given that the Company's market share for its existing products will grow or that its products which have yet to be introduced will be accepted in the market. If the Company is unable to gain market acceptance of its current and future products, the Company's business, operating results and financial condition would be materially adversely affected. See "Business--Products," "--Sales and Marketing" and "Management's Discussion and Analysis or Plan of Operation."

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

        Limited Operating History; Absence of Profitability. The Company was incorporated in 1993. To date, the Company's business has generated limited product sales. From its inception through December 31, 1998, the Company incurred cumulative losses of approximately $27 million. The Company expects to incur additional losses as it expands its research and development, manufacturing and marketing efforts. No assurance can be given that the Company will achieve significant sales of its products or that such sales will lead to profitability. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to the introduction of its current and future products, or the Company's research and development, manufacturing and marketing efforts. Such delays or expenses could have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Products" and "Management's Discussion and Analysis or Plan of Operation."

        Possible Need for Additional Funds; Uncertainty of Additional Financing. The Company's operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures to increase. The Company believes that its existing capital resources and anticipated cash flow from planned operations, together with the net proceeds from (a) its initial public offering, (b) a convertible subordinated note agreement with Guidant entered into in November 1997, including $2.5 million received by the Company from Guidant in exchange for debt and common stock upon the achievement of a milestone defined in the agreement with Guidant, (c) a convertible subordinated note agreement, credit agreement and distribution agreement with Abbott entered into in August 1998, and (d) a convertible subordinated note agreement and distribution agreement with Century entered into in September 1998, and the interest earned thereon, should be adequate to satisfy its capital requirements into 2000. There can be no assurance, however, that the Company will not need additional capital before such time. The Company's need for additional financing will depend upon numerous factors, including the extent and duration of the Company's future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, and market and regulatory developments. Under the terms of a credit agreement with Century, the Company may be entitled to borrow an additional $2 million should it achieve a milestone, defined in the agreement, before September 30, 1999, however, there is no assurance that the Company will be able to achieve this milestone, or, should the Company achieve this milestone, that the resulting proceeds would satisfy the Company's then-current working capital requirements. Other than under the terms of the agreements mentioned above, the Company currently has no other committed external sources of funds. Should existing resources be insufficient to fund the Company's activities, the Company will seek to raise additional funds through public or private financing. There can be no assurance that additional financing will be available or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then-existing stockholders may result. If adequate funds are not available, the Company's business, operating results and financial condition may be materially adversely affected. See "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources" and "Business."

        Dependence on Patents and Proprietary Technology. The success of the Company will depend, in part, on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of others. The patent position of a medical device company may involve complex legal and factual issues. As of March 1, 1999, the Company held twenty-four issued U.S. patents, one issued foreign patent and has twenty-nine U.S. and twenty-five foreign patent applications pending. The Company's issued U.S. patents cover technology underlying the LES (including both liquid embolic implantables as well as access and delivery catheters), carotid and intra-cerebral stents, coatings, the Cragg MicroValve, infusion wires, and the Cragg Thrombolytic Brush. The expiration dates of these patents range from 2009 to 2015. The pending claims cover additional aspects of liquid embolic material, access and microcatheter delivery devices, carotid and intra-cerebral stent technologies, coatings, non-vascular liquid embolic products, infusion catheters, infusion wires, and the Thrombolytic Brush. Each product area the Company is pursuing is covered by at least one issued and pending patent. One of the patents used by the Company is currently licensed by the Company from Andrew Cragg, M.D. There can be no assurance that issued patents will provide significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. There also can be no assurance that patents belonging to competitors will not require the Company to alter its technology and products, pay licensing fees or cease to market or develop its current or future technology and products. The Company also relies on trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire equivalent technology or that the Company can maintain such technology as trade secrets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. The failure of the Company to protect its intellectual property rights could have a material adverse effect on its business, operating results and financial condition. See "Business--Patents and Proprietary Rights."

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

        Limited Marketing Experience; Lack of Distribution. The Company's experience in working with third-party distributors is limited. In November 1997, the Company executed a distribution agreement with Guidant to provide for the distribution of the Company's neuro vascular product in Europe. In August 1998, the Company executed a distribution agreement with Abbott to provide for distribution of the Company's peripheral vascular products in the United States and Canada, and in September 1998, the Company executed a distribution agreement with Century to provide for distribution of all the Company's products in Japan. There can be no assurance, however, that Guidant will be able to successfully market the Company's products, that the Company will be able to successfully transition marketing and sales responsibilities to Abbott, or that Abbott will be successful in marketing the Company's products. Also, there can be no assurance that Century will be successful in assisting the Company in obtaining necessary regulatory approvals in Japan, or, if such approvals are obtained, that Century would be successful in marketing the Company's products. The Company's sales force consists of six people in the United States, all of whom have been with the Company for a limited time. There is competition for sales personnel experienced in interventional medical device sales and, there can be no assurance that the Company will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. The Company intends to market and sell its products outside the United States principally through distributors and believes that it will need to continue to expand its distributor network or develop its own sales force. The Company's ability to market its products in certain areas may depend on strategic alliances with marketing partners such as Guidant, Abbott and Century. Other than the agreements with Guidant, Abbott and Century, there can be no assurance that the Company will be able to enter into distribution agreements on acceptable terms or at all. Also, there can be no assurance that such agreements will be successful in developing the Company's marketing capabilities or that the Company will be able to successfully develop a direct sales force. Such failure could have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Sales and Marketing."

        Limited Manufacturing Experience. The Company's experience in manufacturing its products is relatively limited. The Company has found it necessary to expand its manufacturing capacity in connection with the continued development and commercialization of its products. Such development and commercialization requires the additional commitment of capital resources for facilities, tooling and equipment and for leasehold improvements. The Company expects that the expansion of its manufacturing capacity will be achieved utilizing the increased space in its new leased facility, improved efficiencies, automation and acquisition of additional tooling and equipment. Any delay or inability in expanding the Company's manufacturing capacity, or obtaining the commitment of such resources could materially adversely affect the Company's manufacturing ability, business, operating results and financial condition. See "Business--Sales and Marketing" and "--Manufacturing."

        Government Regulation. The development, testing, manufacturing and marketing of the Company's products in the United States are regulated by the U.S. Food and Drug Administration ("FDA") as well as various state agencies. The FDA requires governmental clearance of such products before they are marketed. The process of obtaining FDA and other required regulatory clearances is lengthy, expensive and uncertain. Moreover, regulatory clearance, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, suspensions of approvals, product seizures, injunctions, recalls of products, operating restrictions and criminal prosecutions. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory approvals or requirements would have a material adverse effect on the Company's business, financial condition and results of operations. The offer and sale of the Company's current products required the submission of information to the FDA in the form of a 510(k) pre-market notification to substantiate label claims and to demonstrate "substantial equivalence" to a legally marketed Class I or II medical device or a pre-amendments Class III medical device for which the FDA has not called for premarket approvals ("PMAs"). Although the Company has received FDA clearance for many of these products, there can be no assurance that the Company will be able to obtain the necessary regulatory clearance for the manufacture and marketing of enhancements to its existing products or future products either in the United States or in foreign markets on a timely basis or at all. The Company has made modifications which affect substantially all of its products covered under 510(k) clearances, which modifications, the Company believes, do not affect the safety or efficacy of the products and thus, under FDA guidelines, do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or would not require the Company to submit a new 510(k) notice for any of the changes made to a device. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA. Commercialization of the Company's LES will require submission of a PMA application to the FDA, which generally involves a substantially longer and less certain review process than that of a 510(k) pre-market notification. In either event, such approvals or clearances may require human clinical testing prior to any action on such products by the FDA. Based on the information presented by the Company regarding the material composition of the LES, the Company believes the LES would be regulated as a device. There can be no assurance, however, that upon more detailed review of the LES, the FDA will not at a later date determine that the LES should be regulated as a drug. Such a change could significantly delay the commercial availability of the LES and have a material adverse effect on the Company's business, operating results and financial condition. Delays in receipt of, or failure to receive, regulatory approvals or clearances to market such products, or loss of previously received approvals or clearances, would materially adversely affect the marketing of such products and the Company's business, operating results and financial condition.

        In the European Union, the Company will be required to maintain the certifications it has obtained which are necessary to affix the CE Mark to the applicable products, and to obtain additional such certifications with respect to affixing the CE Mark to new products, in order to sell its products in member countries of the European Union. The Company has received CE Mark certifications with respect to its peripheral blood clot therapy products, micro catheters and guidewire, however, there can be no assurance that the Company will be able to maintain such certifications. In 1999, the Company anticipates obtaining certification with respect to its balloon system, as well as certain application of the LES upon successful completion of required clinical studies. However, there can be no assurance that such clinical studies will be successfully completed or that such certifications will be obtained. In addition, federal, state, local and international government regulations regarding the manufacture and sale of health care products and diagnostic devices are subject to future change and additional regulations may be adopted which may materially adversely affect the Company's business, operating results and financial condition.

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

        Risk of Product Liability Claims. The nature of the Company's business exposes it to risk from product liability claims. The risk of such claims has increased in light of a U.S. Supreme Court decision in 1996 concluding that the FDA regulatory framework does not necessarily preempt personal injury actions against medical device manufacturers. The Company currently maintains product liability insurance for its products, with limits of $10 million per occurrence and an annual aggregate maximum of $10 million. However, there can be no assurance that the Company's insurance will be adequate to cover future product liability claims, or that the Company will be successful in maintaining adequate product liability insurance at acceptable rates. Any losses that the Company may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of the Company's products, may divert management's attention from other matters and may have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Product Liability and Insurance."

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

        The Company relies on independent contract manufacturers for the manufacture and assembly of certain of its products and components. Reliance on independent contract manufacturers involves several risks, including the potential inadequacy of capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over product quality, delivery schedules, manufacturing yields and costs. Such manufacturers have possession of and at times title to molds for certain manufactured components of the Company's products. Shortages of raw materials, production capacity constraints or delays by the Company's contract manufacturers could negatively affect the Company's ability to meet its production obligations and result in increased prices for affected parts. Any such reduction, constraint or delay may result in delays in shipments of the Company's products or increases in the prices of components, either of which could have a material adverse effect on the Company's business, operating results and financial condition. The Company does not have supply agreements with all of its current contract manufacturers and often utilizes purchase orders which are subject to supplier acceptance. The unanticipated loss of any of the Company's contract manufacturers could cause delays in the Company's ability to deliver product while the Company identifies and qualifies a replacement manufacturer. There can be no assurance that current or future independent contract manufacturers will be able to meet the Company's requirements for manufactured products. Such an event would have a material adverse effect on the Company's business, operating results and financial condition. The Company, having completed its move to its new facility in December 1998, has taken steps to reduce the volume of outside manufacturing and processing, and to establish on-site capabilities. There can be no assurance, however, as to the timing of the establishment of such capabilities or whether such a transfer of function from third parties will be successfully completed. See "Business--Manufacturing."

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

        Risks Associated with International Sales. To date, the Company has not derived material amounts of revenue from international sales. The Company believes that its future performance will be dependent in part upon its ability to increase international sales. Although the perceived demand for certain products may be lower outside the United States, the Company intends to continue to expand its international operations and to enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to successfully expand its international sales. The Company's success in international markets will depend on its ability to establish and maintain agreements with suitable distributors, or establish a direct sales presence.

        Furthermore, international sales in general are subject to inherent risks, including unexpected changes in regulatory requirements, fluctuating exchange rates, difficulties in staffing and managing foreign sales and support operations, additional working capital requirements, customs, duties, tariff regulations, export license requirements, political and economic instability, potentially limited intellectual property protection and difficulties with distributors. In addition, sales and distribution of the Company's products outside the United States are subject to extensive foreign government regulation. The Company has in the past avoided losses due to fluctuating exchange rates associated with international sales by selling its products in U.S. dollars; however, the Company expects to sell products in selected markets in local currency and thus be subject to currency exchange risks in association with such sales. There can be no assurance that any of these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results and financial condition. See "Business--Government Regulation--International" and "Management's Discussion and Analysis or Plan of Operation."

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

        Risks Associated with Year 2000 Issue. In less than a year, companies may face a potentially serious problem if information systems, software applications and operational programs written in the past do not properly recognize calendar dates beginning in the Year 2000 (the "Year 2000 issue"). This problem could affect both information technology ("IT") systems (for example, computer hardware and software) and non-IT systems (for example, systems or machines with embedded microcontrollers) with the result being the possible malfunctioning or non-functioning of such systems.

        The Company's products do not contain IT or non-IT system components. Moreover, the Company's assessment of the Year 2000 issue indicates that its manufacturing processes are not significantly dependent on systems that would be affected by the Year 2000 issue. Accordingly, the Company estimates that the level of incremental expenditures it has incurred to date solely to bring the Company into compliance with respect to the Year 2000 issue has not exceeded $50,000, and that future such expenditures would not exceed $100,000. These amounts exclude planned expenditures in connection with the installation of an enterprise resources planning system and other software systems which expenditures the Company would have incurred irrespective of the Year 2000 issue.

        The Company has formed an internal task force to undertake such activities as creating awareness within the Company of the Year 2000 issue, assessing the Company's IT and non-IT systems' compliance with respect to the Year 2000 issue, implementing remedial action to address non-compliance and establishing controls for ongoing compliance. As regards IT systems, the Company has obtained written representations from the manufacturer of the financial system software currently utilized by the Company and from the manufacturers of the enterprise resource planning software and the other software systems the Company anticipates installing during the first half of 1999. Based on such written representations, the Company believes that such software will not be affected by the Year 2000 issue, and the Company believes that its existing information systems equipment, primarily composed of personal computers, will be minimally impacted by the Year 2000 issue, as the Company intends to replace the majority of those systems which may be affected by this problem by the fourth quarter of 1999 due to technological obsolescence. With respect to non-IT systems, the Company, having completed its move to its new facility in December 1998, has taken steps to reduce the volume of outside manufacturing and processing, and to establish on-site capabilities. In this transition, the Company's plan is to install systems, as necessary, that are Year 2000 compliant. Also in connection with the move to the new facility, the Company has taken steps to obtain written representations as to compliance with the Year 2000 requirements from manufacturers of systems that are installed in the facility. In addition, the Company has initiated communications with its suppliers and service providers to assess such parties' status with respect to the Year 2000 issue, and the Company has established policies regarding internal approval for it to transact business with current and future suppliers and service providers that is predicated, in part, on such parties' compliance with Year 2000 requirements.

        There is no assurance, however, that the Company will be successful in completing any of the activities described above. In certain instances where the Company is unable to mitigate the adverse effects of noncompliance, the Company may attempt to identify additional or replacement suppliers or service providers, or may attempt to accelerate purchasing of material or manufacturing of product prior to the beginning of the Year 2000. There is no assurance, however, that these measures could be successfully undertaken, or that, even if undertaken, they would be effective in mitigating the problem. Accordingly, the inability of the Company to achieve full compliance with respect to the Year 2000 issue, or otherwise mitigate the effects of instances of noncompliance, could result in delays or interruptions in obtaining materials and services, conducting such operations as manufacturing and processing sales orders and payments, and performing normal business activities, each of which could have a material adverse effect on the Company's financial position and results of operations.

EMPLOYEES

        At February 25, 1999, the Company had 123 employees, all of whom were employed on a full-time basis.

ITEM 2. PROPERTIES

        The Company recently moved into an approximately 43,000 square feet facility which has all new tenant improvements and which is located within a multi-tenant building in Irvine, California. The facility is subject to a lease which expires in September 2003, with two three-year renewal options. The Company believes that this space is adequate for its near-term needs.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not involved in any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Since February 18, 1997, the Common Stock of Micro Therapeutics, Inc. ("MTI" or the "Company") has traded on the Nasdaq National Market under the symbol "MTIX." The Company's Common Stock was not traded on the Nasdaq National Market, or any other exchange, prior to that date.

        High and low sales prices for the Company's Common Stock during the years ended December 31, 1997 and 1998 were as follows:

                                                                                High      Low
       Q1 1997 (February 18 through March 31)                                  $9.1250  $6.0000
       Q2 1997 (April 1 through June 30)                                        7.3125   4.0000
       Q3 1997 (July 1 through September 30)                                    5.6250   2.5000
       Q4 1997 (October 1 through December 31)                                  8.7500   4.0000

       Q1 1998 (January 1 through March 31)                                    11.3750   6.2500
       Q2 1998 (April 1 through June 30)                                       11.6875   8.5000
       Q3 1998 (July 1 through September 30)                                   11.2500   5.6875
       Q4 1998 (October 1 through December 31)                                $12.4375  $6.1250


        As of December 31, 1998, there were 58 stockholders of record of the Company's Common Stock. The Company estimates that there are currently over 950 beneficial owners of its Common Stock. All Preferred Stock outstanding prior to the Company's initial public offering ("IPO") of its Common Stock on February 14, 1997 was converted to Common Stock as a result of the IPO. Accordingly, there is no Preferred Stock outstanding. The Company has not paid any dividends on its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of the Company's business.

RECENT SALES OF UNREGISTERED SECURITIES.

        The following is a summary of transactions by the Company during the past three years, involving sales of the Company's securities that were not registered under the Securities Act of 1993 (the "Securities Act"):

        (1) On November 17, 1997, the Company sold to Guidant a 5% Convertible Subordinated Note, due October 31, 2002, in the aggregate principal amount of $5,000,000. The principal balance of the note is convertible at any time at Guidant's option, in $100,000 increments, into shares of the Company's Common Stock at a conversion price of $10.25 per share, which conversion price is subject to adjustment in certain instances.

        (2) On May 12, 1998, the Company sold to Guidant (a) an 8% Promissory Note, due October 31, 2002, in the aggregate principal amount of $2,000,000, and
(b) 47,637 shares of the Company's Common Stock in the aggregate amount of $500,000.

        (3) On August 12, 1998, the Company sold to Abbott a 5% Convertible Subordinated Note, due August 19, 2003, in the aggregate principal amount of $5,000,000. The principal balance of the note is convertible at any time at Abbott's option, into shares of the Company's Common Stock at a conversion price of $13.00 per share, which conversion price is subject to adjustment in certain circumstances.

        (4) On November 9, 1998, the Company sold to Abbott a 5% Convertible Credit Facility Note, due November 9, 2003, in the aggregate principal amount of $5,000,000. The principal balance of the note is convertible at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion price of $15.00 per share, which conversion price is subject to adjustment in certain circumstances.

        (5) On September 23, 1998 the Company sold to Century a 5% Convertible Subordinated Note, due September 30, 2003, in the aggregate principal amount of $3,000,000. The principal balance of the note is convertible at any time at Century's option, into shares of the Company's Common Stock at a conversion price of $15.00 per share, which conversion price is subject to adjustment in certain circumstances.

        Exemption from the registration requirements of the Securities Act for the sales of the securities described above was claimed under Section 4(2) of the Securities Act, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide. No underwriting or broker's commissions were paid in connection with the foregoing transactions.



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

OVERVIEW

        Since its inception in June 1993, MTI has been primarily engaged in the design, development and marketing of minimally invasive devices for treatment of vascular disease. The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue at least into fiscal 2000 as the Company expends substantial resources to fund research and development, clinical trials, regulatory approvals, and marketing and sales activities.

        The Company commenced U.S. commercial shipments of its first thrombolytic infusion catheters in November 1994, but did not generate significant revenues until it established a direct domestic sales force in the second half of 1995. To date, the majority of the Company's revenues have been derived from sales of its initial infusion catheters and related accessories, the Cragg Thrombolytic Brush, which received FDA approval in August 1997 and the Castaneda Over The Wire Brush, which received FDA approval in February 1998. In August 1998, the Company entered into a distribution agreement with Abbott which provides for distribution of such products by Abbott in the United States and Canada. The Company expects sales of the products mentioned above, and similar products, to provide the majority of the Company's revenues at least through 1999.

        The Company currently sells its peripheral vascular products in Europe through a limited number of distributors. In September 1998, the Company entered into a distribution agreement with Century which provides for distribution of all the Company's products by Century in Japan. Significant revenues are not expected to be derived from sales in Japan until the Company's products receive regulatory approval in Japan, the first of which the Company expects to occur in early 1999. In November 1997, the Company signed an agreement with Guidant to distribute the Company's neuro products in Europe, and in August 1998, that agreement was expanded to include distribution in Europe of the Company's peripheral embolization products. To date, no revenues have been received under the Guidant arrangement and no significant such revenues are expected until applications of the Company's EMBOLYX Liquid Embolic System receive CE Mark certification. The Company does not expect that the first such certification will be received before mid-1999.

        The Company's products are currently manufactured by the Company at its facility in Irvine, California. Certain accessories are manufactured and processes are performed by contract manufacturers.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Years Ended December 31, 1997 and December 31, 1998

        Net sales for the year ended December 31, 1998 increased 57% to $4,249,381 as compared to $2,714,047 for 1997. While almost all the Company's peripheral vascular therapy product lines experienced increases in sales from 1997 to 1998, the largest such increase was attributable to sales of the Cragg Thrombolytic Brush and the Castaneda Over The Wire Brush, which were introduced in August 1997 and February 1998, respectively. A portion of third-quarter 1998 sales, and a substantial portion of fourth quarter 1998 sales were made to Abbott under the terms of an exclusive distribution agreement with Abbott entered into August 1998, discussed below, which resulted in lower average selling prices per unit relative to all of 1997, during which sales were made directly by MTI to end-user customers. Sales to Abbott under this agreement accounted for 25% of total sales for the year ended December 31, 1998. International sales represented 3% of total sales for each of the years ended December 31, 1998 and 1997.

        On August 12, 1998, the Company entered into a ten-year distribution agreement with Abbott that provides Abbott with exclusive rights to distribute the Company's peripheral blood clot therapy products in the U.S. and Canada. Upon shipment of product by the Company to Abbott, the Company will receive an initial purchase price payment from Abbott, as provided in the agreement. Abbott will provide additional purchase price payments to the Company based upon Abbott's net sales, as defined in the agreement. The Company anticipates unit volume and sales related to its U.S. peripheral vascular products to increase under the agreement with Abbott, however, there can be no assurance as to such increases occurring. The Company could experience a decrease in sales for some period during the initial year of the distribution agreement due to (a) transition issues that may occur in transferring the distribution function to Abbott, (b) lower unit prices the Company will receive from Abbott under the agreement, relative to the unit prices the Company has been obtaining from end-user customers, and (c) a lag in the timing of revenue recognition with respect to the additional purchase price payments to be received from Abbott based upon Abbott's sales, relative to the time at which product was originally shipped by the Company to Abbott. This decrease could exist until such time as the expected increase in unit volume, should it occur, combined with the aforementioned additional purchase price payments, offsets the effect of the factors discussed above.

        Cost of sales increased to $2,363,110 for the year ended December 31, 1998 from $1,948,188 for 1997, and decreased, as a percentage of sales, from 72% in 1997 to 56% in 1998. The dollar increase is attributable to the increase in sales volume. The decrease in the cost of sales percentage is due to the beneficial aspects of the increase in sales volume, and to increased efficiencies achieved in manufacturing, which allowed the Company to redeploy certain individuals to research and development functions starting primarily in the fourth quarter of 1997. The Company expects that products covered by the distribution agreement with Abbott will reflect higher cost of sales as a percentage of sales, relative to such percentages experienced by the Company prior to entering into the agreement with Abbott, due to the lower unit prices the Company will receive and the lag in the timing of revenue recognition with respect to the additional purchase price payments to be received from Abbott based upon Abbott's sales, both as discussed above.

        Research and development expenses, including regulatory and clinical expenses, increased 19% from $4,273,656 for 1997 to $5,080,214 for 1998. This increase was primarily attributable to increases in the number of employees resulting from the aforementioned redeployment of personnel, the hiring of additional personnel in connection with Company's increased research and development activities, related relocation and recruiting expenses, increased expenditures related to development of neuro vascular products and a research grant. The Company expects to continue to increase research and development costs for such activities as clinical trials of EMBOLYX and other applications in the neuro and peripheral areas.

        Selling, general and administrative expenses increased 46% from $4,263,790 in 1997 to $6,212,103 in 1998. This increase was primarily attributable to sales incentives related to increased revenues, the mid-1997 addition of an Executive Vice President of Marketing and Sales, marketing studies commissioned by the Company, expenses related to the Company's public reporting responsibilities, costs related to a contemplated transaction that was not pursued to finalization, additional employees and related compensation, relocation and recruiting expenses, and increases in other expenses that were commensurate with the increased activity level of the Company. The closure of the Company's European office in the fourth quarter of 1997 resulted in expenses aggregating $275,000 that were incurred and recognized in 1997, that did not recur in 1998.

        Facility moving costs incurred in the fourth quarter of 1998 amounted to $292,248 and related to the Company's move to its new facility in Irvine, California. Such amount included direct costs, as well as accruals for such items as the write-off of leasehold improvements and the remaining rental payments related to the former facility.

        Other income declined from $529,273 in 1997 to a net expense of $207,326 in 1998, due to the interest expense related to the notes payable that originated in the fourth quarter of 1997, and the second and third quarters of 1998, and to the inclusion of non-recurring income in 1997 of $167,000, related to the sale of common stock of a privately held company in which the Company had held a minority interest. It is expected that interest expense, net of interest income, will increase due to the continuing interest expense to be incurred on notes payable, as discussed above, and to the expected decreases in cash, cash equivalents and short term investments as such resources are utilized in operations.

        As a result of the items discussed above, the Company incurred a net loss of $9.9 million for the year ended December 31, 1998 compared to $7.2 million for 1997.

Comparison of Fiscal Years Ended December 31, 1996 and December 31, 1997

        Net sales for the year ended December 31, 1997 increased to $2.7 million from $1.4 million for the year ended December 31, 1996. The increase was the result of growth in sales of its peripheral infusion product lines and the introduction in 1997 of the Cragg Thrombolytic Brush. International sales represented 4% and 3% of the total sales for the years ended December 31, 1996 and 1997, respectively.

        Cost of sales increased to $1.9 million for the year ended December 31, 1997 from $1.6 million for the year ended December 31, 1996. This increase was primarily attributable to the increase in sales. Cost of goods sold as a percentage of sales was 72% in 1997 and 118% in 1996. This improvement reflected the effects of a larger volume of sales over which overhead could be spread and the implementation of improved manufacturing processes, which allowed the Company to re-deploy certain individuals to research and development functions primarily in the fourth quarter of 1997.

        Research and development expenses, which include regulatory and clinical expenses, increased to $4.3 million for the year ended December 31, 1997 from $2.4 million for the year ended December 31, 1996. The increase was primarily attributable to the establishment of new research and development programs, the attendant increase in personnel related to such programs and increased expenditures related to development of the Liquid Embolic System ("LES").

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

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $27 million at December 31, 1998. To fund its operations, the Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million. Additionally, in November 1997, the Company received $5 million from Guidant under terms of a convertible note agreement. In April 1998, the Company achieved a milestone set forth in the agreement with Guidant, and elected, under the terms of the agreement, to have Guidant loan the Company $2 million and purchase from it $500,000 of the Company's common stock at approximately $10.50 per share, the proceeds from which were received in May 1998.

        Concurrent with the execution of the distribution agreement with Abbott in August 1998, the Company and Abbott entered into convertible subordinated note, credit and security agreements, under which Abbott provided the Company with (a) $5 million, in exchange for a five-year subordinated note, convertible at Abbott's option into shares of the Company's common stock at a conversion rate of $13.00 per share, and (b) a $5 million credit facility, available for one year from the date of the agreement and repayable five years from the date of the agreement, with amounts borrowed under the facility convertible over the five-year life of the underlying note at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion rate of $15.00 per share. In October 1998, the Company elected to borrow the entire $5 million under this facility, the proceeds of which were received in November 1998. Both notes have a stated interest rate of 5% per annum. For financial statement reporting purposes, this rate has been adjusted to reflect an imputed market rate of interest as of the date of each of the notes. In October 1998, under the terms of the distribution agreement, Abbott furnished the Company with a non-refundable $1 million marketing payment upon Abbott's first commercial sale of product. For financial statement purposes, this payment is being amortized into income on a straight-line basis over the initial term of the agreement which continues through 2008. Upon shipment of product by the Company to Abbott, the Company will receive an initial purchase price payment from Abbott as provided in the agreement. Abbott will provide additional purchase price payments to the Company based upon Abbott's net sales, as defined in the agreement.

        Concurrent with the execution of the distribution agreement with Century in September 1998, the Company and Century entered into convertible subordinated note and credit agreements, under which Century provided the Company with (a) $3 million, in exchange for a five-year subordinated note, convertible at Century's option into shares of the Company's common stock at a conversion rate of $15.00 per share, and (b) a $2 million credit facility. The availability of the facility commences at such time that the Company obtains a CE Mark in Europe for an EMBOLYX-related application and expires on September 30, 1999. Amounts borrowed under the facility are repayable five years from the date of the agreement and are convertible over the five-year life of the underlying note at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion rate of 1.5 times the then market price, as defined in the agreements, of the Company's Common Stock. Both notes have a stated interest rate of 5% per annum. This rate, with respect to the note outstanding as of December 31, 1998, for financial statement reporting purposes, has been adjusted to reflect an imputed market rate of interest as of the date of note. The rate of the note underlying the credit facility will be similarly adjusted in future periods, as necessary, in the event that amounts are borrowed under such credit facility. Under the terms of the distribution agreement, Century made a $500,000 advance payment to the Company on September 30, 1998, which amount is to be applied against Century's first future purchase orders for the Company's peripheral blood clot therapy products. The Company has recorded this payment as deferred revenue and will recognize sales revenue from such amount as the Company makes shipments to Century under such purchase orders. Upon achievement of the first regulatory approval in Japan for an application of the Company's EMBOLYX Liquid Embolic System, Century, under the terms of the distribution agreement, will make a $1 million advance payment to the Company, which amount is to be applied against Century's first future purchase orders for EMBOLYX-related product.

        As of December 31, 1998, the Company had cash, cash equivalents and short-term investments of $17.7 million. Cash used in the Company's operations for the year ended December 31, 1998 was approximately $7.5 million, reflecting the loss from operations, as well as increases in accounts receivable, inventories, and prepaid expenses and other current assets, net of increases in accounts payable, accrued liabilities and deferred revenue. The increase in accounts receivable is attributable primarily to the timing of receipt of the additional purchase price payments from Abbott in conformity with the distribution agreement. Inventory levels increased commensurate with the increase in the sales volume during the period. The increase in deferred revenue is due to the receipt of the $1 million marketing payment from Abbott, and the $500,000 advance payment from Century, discussed above. All other increases were commensurate with the Company's higher operating levels during 1998 relative to 1997. Cash provided by investing activities for the year ended December 31, 1998 was $1.7 million, primarily reflecting the maturity of short-term investments, net of expenditures for property and equipment (primarily leasehold improvements for the Company's new facility, machinery, equipment and tooling related to certain processes previously performed by contractors that the Company anticipates performing in its new facility, and the license and installation of a new enterprise resource planning software system and related hardware), and on intellectual property. While continued investments will be made for property and equipment, the components of which are described above (as regards the Company's compliance with issues related to the Year 2000, see "Impact of The Year 2000 Issue," below), and for intellectual property, the Company has no significant capital commitments as of December 31, 1998. Cash provided by financing activities was approximately $15.9 million which was primarily attributable to the proceeds obtained from the issuance of the subordinated convertible notes to Abbott and Century, and to the proceeds obtained from the issuance of a note and sale of stock to Guidant.

        The Company plans to finance its capital and operational needs principally from its existing capital resources at December 31, 1998 and the proceeds from the credit facility with Century, should the Company satisfy the conditions regarding the availability of such funds. There can be no assurance, however, that such conditions can be satisfied within the required time frame.

        The Company believes current resources will be sufficient to fund its operations into 2000. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including results under the distribution agreements with Abbott and Century, and similar future agreements, should any be entered into, progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements will also depend on the demands created by its operational and development programs, including requirements for sales and marketing growth.

IMPACT OF THE YEAR 2000 ISSUE

        In less than a year, companies may face a potentially serious problem if information systems, software applications and operational programs written in the past do not properly recognize calendar dates beginning in the Year 2000 (the "Year 2000 issue"). This problem could affect both information technology ("IT") systems (for example, computer hardware and software) and non-IT systems (for example, systems or machines with embedded microcontrollers) with the result being the possible malfunctioning or non-functioning of such systems.

        The Company's products do not contain IT or non-IT system components. Moreover, the Company's assessment of the Year 2000 issue indicates that its manufacturing processes are not significantly dependent on systems that would be affected by the Year 2000 issue. Accordingly, the Company estimates that the level of incremental expenditures it has incurred solely to bring the Company into compliance with respect to the Year 2000 issue has not exceeded $50,000, and that future such expenditures would not exceed $100,000. These amounts exclude planned expenditures in connection with the installation of an enterprise resources planning system and other software systems which expenditures the Company would have incurred irrespective of the Year 2000 issue.

        The Company has formed an internal task force to undertake such activities as creating awareness within the Company of the Year 2000 issue, assessing the Company's IT and non-IT systems' compliance with respect to the Year 2000 issue, implementing remedial action to address non-compliance and establishing controls for ongoing compliance. As regards IT systems, the Company has obtained written representations from the manufacturer of the financial system software currently utilized by the Company and from the manufacturers of the enterprise resource planning software and the other software systems the Company anticipates installing during the first half of 1999. Based on such written representations, the Company believes that such software will not be affected by the Year 2000 issue, and the Company believes that its existing information systems equipment, primarily composed of personal computers, will be minimally impacted by the Year 2000 issue, as the Company intends to replace the majority of those systems which may be affected by this problem by the fourth quarter of 1999 due to technological obsolescence. With respect to non-IT systems, the Company, having completed its move to its new facility in December 1998, has taken steps to reduce the volume of outside manufacturing and processing, and to establish on-site capabilities. In this transition, the Company's plan is to install systems, as necessary, that are Year 2000 compliant. Also in connection with the move to the new facility, the Company has taken steps to obtain written representations as to compliance with the Year 2000 requirements from manufacturers of systems that are installed in the facility. In addition, the Company has initiated communications with its suppliers and service providers to assess such parties' status with respect to the Year 2000 issue, and the Company has established policies regarding internal approval for it to transact business with current and future suppliers and service providers that is predicated, in part, on such parties' compliance with Year 2000 requirements.

        There is no assurance, however, that the Company will be successful in completing any of the activities described above. In certain instances where the Company is unable to mitigate the adverse effects of noncompliance, the Company may attempt to identify additional or replacement suppliers or service providers, or may attempt to accelerate purchasing of material or manufacturing of product prior to the beginning of the Year 2000. There is no assurance, however, that these measures could be successfully undertaken, or that, even if undertaken, they would be effective in mitigating the problem. Accordingly, the inability of the Company to achieve full compliance with respect to the Year 2000 issue, or otherwise mitigate the effects of instances of noncompliance, could result in delays or interruptions in obtaining materials and services, conducting such operations as manufacturing and processing sales orders and payments, and performing normal business activities, each of which could have a material adverse effect on the Company's financial position and results of operations.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The information required hereunder is incorporated by reference from the information contained in the sections entitled "Directors," "Other Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of the Stockholders to be held on May 27, 1999 to be filed with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

        The information required hereunder is incorporated by reference from the information contained in the sections entitled "Compensation of Executive Officers," "Option Matters," "Employment and Severance Agreements" and "Directors Fees" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of the Stockholders to be held on May 27, 1999 to be filed with the Securities and Exchange Commission.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required hereunder is incorporated by reference from the information contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of the Stockholders to be held on May 27, 1999 to be filed with the Securities and Exchange Commission.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required hereunder is incorporated by reference from the information contained in the section entitled entitled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of the Stockholders to be held on May 27, 1999 to be filed with the Securities and Exchange Commission.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        The following documents are filed as part of this Form 10-KSB:

        (a)    Exhibits:

        See Index to Exhibits on Page 36 of this Annual Report on Form 10-KSB.

        (b) Reports on Form 8-K:

        The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report, and none were required.

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                   DESCRIPTION OF DOCUMENT
--------------                   -----------------------

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

4.2             Warrant Agreement dated May 21, 1996 between the Company and
                Comdisco, Inc.(1)

10.1            Form of Directors' and Officers' Indemnification Agreement.(1)

10.2            License Agreement dated June 1, 1993 between the Company and
                Andrew Cragg.(1)

10.3 Consulting Agreement dated October 1, 1996 between the Company and Andrew Cragg.(1)

10.4 Industrial Real Estate Lease dated June 10, 1998 between the Company and New Goodyear, LTD., a California Limited Partnership.

10.5 Amended and Restated Investors Rights Agreement dated February 9, 1995, among the Company, the Investors named therein and the Common Holders named therein, as amended on May 17, 1996 and June 27, 1996.(1)

10.6 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan.(1), (3)

10.7            1996 Stock Incentive Plan, as amended.(1), (3)

10.8            Employee Stock Purchase Plan, as amended.(1), (3)

10.9 Equipment Leasing Line of Credit dated December 20, 1995 between the Company and ComDisco Ventures, as amended on May 21, 1996.(1)

10.10 Convertible Subordinated Note Agreement dated November 17, 1997, between the Company and Guidant Corporation. (Incorporated by reference to Exhibit 10.11 of the Company's Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 1998)

10.11 Distribution Agreement dated November 17, 1997, between the Company and Guidant Corporation. (Incorporated by reference to Exhibit 10.12 of the Company's Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 1998) (4)

10.12 First Amendment to Distribution Agreement dated August 17, 1998 between the Company and Guidant Corporation.

10.13 Convertible Subordinated Note Agreement dated August 12, 1998, between the Company and Abbott Laboratories. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K as filed with the Securities and Exchange Commission on August 12, 1998)

10.14 5% Convertible Note dated August 19, 1998, between the Company and Abbott Laboratories. (Incorporated by reference to Exhibit
                10.2 of the Company's Form 8-K as filed with the Securities and Exchange Commission on August 12, 1998)

10.15 Exclusive Distribution Agreement dated August 12, 1998, between the Company and Abbott Laboratories. (Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K as filed with the Securities and Exchange Commission on August 12, 1998) (4)

10.16 First Amendment to Exclusive Distribution Agreement dated November 16, 1998 by and between the Company and Abbott Laboratories.

10.17 Credit Agreement dated August 12, 1998, between the Company and Abbott Laboratories. (Incorporated by reference to Exhibit 10.4 of the Company's Form 8-K as filed with the Securities and Exchange Commission on August 12, 1998)

10.18 Security Agreement dated August 12, 1998, between the Company and Abbott Laboratories. (Incorporated by reference to Exhibit
                10.5 of the Company's Form 8-K as filed with the Securities and Exchange Commission on August 12, 1998)

10.19 Convertible Subordinated Note Agreement dated September 23, 1998, between the Company and Century Medical, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K as filed with the Securities and Exchange Commission on November 3, 1998)

10.20 5% Convertible Note dated September 30, 1998, between the Company and Century Medical, Inc. (Incorporated by reference to
                Exhibit 10.2 of the Company's Form 8-K as filed with the Securities and Exchange Commission on November 3, 1998)

10.21 Distribution Agreement dated September 23, 1998, between the Company and Century Medical, Inc. (Incorporated by reference to
                Exhibit 10.3 of the Company's Form 8-K as filed with the Securities and Exchange Commission on November 3, 1998) (4)

10.22 Credit Agreement dated September 23, 1998, between the Company and Century Medical, Inc. (Incorporated by reference to Exhibit
                10.4 of the Company's Form 8-K as filed with the Securities and Exchange Commission on November 3, 1998)

21.1            Subsidiaries of the Registrant.(1)

23.1            Consent of PricewaterhouseCoopers LLP

24.1            Power of Attorney (see signature page S-1).

27.1            Financial Data Schedule for the year ended December 31, 1998.

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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on March 29, 1999.

                                            MICRO THERAPEUTICS, INC.

Dated: March 29, 1999                       By: /s/ GEORGE WALLACE
                                            George Wallace
                                            President, Chief Executive
                                            Officer and Director

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


/s/     GEORGE WALLACE              President, Chief Executive          March 29, 1999
George Wallace                      Officer and Director
                                    (Principal Executive Officer)

/s/     HAROLD A. HURWITZ           Chief Financial Officer             March 29, 1999
Harold A. Hurwitz                   (Principal Financial and
                                    Principal Accounting Officer)

/s/     H. DUBOSE MONTGOMERY        Chairman and Director               March 29, 1999
H. DuBose Montgomery

/s/     WENDE HUTTON                Director                            March 29, 1999
Wende Hutton

/s/     DICK ALLEN                  Director                            March 29, 1999
Dick Allen

/s/     KIM BLICKENSTAFF            Director                            March 29, 1999
Kim Blickenstaff

                            MICRO THERAPEUTICS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                          ----
Report of Independent Accountants..................................................       F-2
Consolidated Balance Sheet At December 31, 1998....................................       F-3
Consolidated Statements Of Operations For The Years Ended December 31,
  1997 And 1998....................................................................       F-4
Consolidated Statements Of Stockholders' Equity For The Years Ended
  December 31, 1997 And 1998.......................................................       F-5
Consolidated Statements Of Cash Flows For The Years Ended December 31,
  1997 And 1998....................................................................       F-6
Notes To Consolidated Financial Statements.........................................       F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Micro Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Micro Therapeutics, Inc. at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP
Newport Beach, California
February 17, 1999

                            MICRO THERAPEUTICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998

                                  A S S E T S:

Current assets:
  Cash and cash equivalents                                                    $ 15,219,880
  Short-term investments                                                          2,499,015
  Accounts receivable, net                                                          550,969
  Inventories, net                                                                  831,641
  Prepaid expenses and other current assets                                         306,237
                                                                               ------------

        Total current assets                                                     19,407,742

Property and equipment, net                                                       1,889,665
Patents and licenses, net of accumulated amortization of $101,686                 1,077,578
Other assets                                                                        114,990
                                                                               ------------

        Total assets                                                           $ 22,489,975
                                                                               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                                             $    753,691
  Accrued salaries and benefits                                                     322,146
  Accrued liabilities                                                               405,157
  Deferred revenue                                                                  600,000
  Current portion of equipment line of credit                                        73,317
                                                                               ------------

        Total current liabilities                                                 2,154,311

Deferred revenue                                                                    875,000
Equipment line of credit                                                             73,298
Notes payable, net                                                               16,785,271
                                                                               ------------

        Total liabilities                                                        19,887,880
                                                                               ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized;                        --
    no shares issued or outstanding
  Common stock, $0.001 par value, 20,000,000 shares authorized;
    6,717,719 shares issued and outstanding                                           6,718
  Additional paid-in capital                                                     29,625,741
  Unearned compensation                                                             (43,290)
  Accumulated deficit                                                           (26,987,074)
                                                                               ------------

        Total stockholders' equity                                                2,602,095
                                                                               ------------

        Total liabilities and stockholders' equity                             $ 22,489,975
                                                                               ============



The accompanying notes are an integral part of these consolidated financial statements.

                            MICRO THERAPEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                    1997            1998
                                                                    ----            ----
Net sales                                                       $ 2,714,047    $  4,249,381
Cost of sales                                                     1,948,188       2,363,110
                                                                -----------    ------------

        Gross margin                                                765,859       1,886,271

Costs and expenses:
  General and administrative                                      1,447,558       2,416,748
  Research and development                                        3,425,019       3,864,982
  Regulatory/quality assurance                                      848,637       1,215,232
  Marketing and sales                                             2,816,232       3,795,355
  Facility moving costs                                                  --         292,248
                                                                -----------    ------------

        Total costs and expenses                                  8,537,446      11,584,565
                                                                -----------    ------------

        Loss from operations                                     (7,771,587)     (9,698,294)
                                                                -----------    ------------

Other income (expense):
  Interest income                                                   451,309         607,057
  Interest expense                                                  (81,540)       (806,469)
  Other expense, net                                                 (7,952)         (7,914)
  Gain on sale of investment                                        167,456              --
                                                                -----------    ------------

                                                                    529,273        (207,326)
                                                                -----------    ------------

        Loss before provision for income taxes                   (7,242,314)     (9,905,620)

Provision for income taxes                                              800             800
                                                                -----------    ------------

        Net loss                                                ($7,243,114)    ($9,906,420)
                                                                ===========    ============

Per share data :

   Net loss                                                     ($7,243,114)    ($9,906,420)
                                                                ===========    ============
   Net loss per share (basic and diluted)                            ($1.27)         ($1.49)
                                                                ===========    ============
   Weighted average shares outstanding                            5,715,396       6,642,558
                                                                ===========    ============

    Pro Forma:
      Net loss per share (basic and diluted)                         ($1.17)
                                                                ===========
      Weighted average shares outstanding                         6,190,486
                                                                ===========


The accompanying notes are an integral part of these consolidated financial statements.

                            MICRO THERAPEUTICS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998


                                                  CONVERTIBLE
                                                 PREFERRED STOCK            COMMON STOCK
                                                 ---------------            ------------
                                              SHARES          AMOUNT    SHARES        AMOUNT
                                              ------          ------    ------        ------
Balances at January 1, 1997                  3,612,664        $3,613     894,235     $  894
Issuance of common stock
 (net of costs of $1,531,050)                       --            --   1,840,000      1,840
Conversion of preferred shares into
 common stock                               (3,612,664)       (3,613)  3,612,664      3,613
Compensation related to stock options
 vesting                                            --            --          --         --
Unearned compensation related to
 terminated employees                               --            --          --         --
Common stock issued under employee
 stock purchase plan                                --            --      31,198         31
Exercise of stock options                           --            --     127,098        127
Imputed discount on convertible note payable        --            --          --         --
Net loss                                            --            --          --         --
                                             ---------      --------  ----------     ------
Balances at December 31, 1997                                          6,505,195      6,505
Issuance of common stock for cash                   --            --      47,637         48
Compensation related to stock options vesting       --            --          --         --
Unearned compensation related to
 terminated employees                               --            --          --         --
Common stock issued under employee
 stock purchase plan                                --            --      22,458         23
Exercise of stock options                           --            --     140,286        140
Common stock grant                                  --            --       2,143          2
Imputed discount on convertible notes payable       --            --          --         --
Net loss                                            --            --          --         --
                                             ---------      --------  ----------     ------
Balances at December 31, 1998                       --            --   6,717,719     $6,718
                                             =========      ========  ==========     ======




                                         ADDITIONAL                                  TOTAL
                                           PAID-IN     UNEARNED     ACCUMULATED  STOCKHOLDERS'
                                           CAPITAL   COMPENSATION     DEFICIT       EQUITY
                                         ----------  ------------   -----------  -------------
Balances at January 1, 1997             $15,651,615   ($376,218)    ($9,837,540)  $5,442,364
Issuance of common stock (net of
  costs of $1,531,050)                    9,507,112          --              --    9,508,952
Conversion of preferred shares into
 common stock                                    --          --              --           --
Compensation related to stock options
 vesting                                         --     108,898              --      108,898
Unearned compensation related to
 terminated employees                       (92,351)     92,351              --           --
Common stock issued under employee
  stock purchase plan                       139,190          --              --      139,221
Exercise of stock options                    59,494          --              --       59,621
Imputed discount on convertible note
  payable                                   974,328          --              --      974,328
Net loss                                         --          --      (7,243,114)  (7,243,114)
                                        -----------   ---------     -----------  -----------
Balances at December 31, 1997            26,239,388    (174,969)    (17,080,654)   8,990,270
Issuance of common stock for cash           499,952                                  500,000
Compensation related to stock options
 vesting                                         --      52,137              --       52,137
Unearned compensation related to
 terminated employees                       (79,542)     79,542              --           --
Common stock issued under employee
 stock purchase plan                        150,722          --              --      150,745
Exercise of stock options                   266,970          --              --      267,110
Common stock grant                           14,998          --              --       15,000
Imputed discount on convertible notes
 payable                                  2,533,253          --              --    2,533,253
Net loss                                         --          --      (9,906,420)  (9,906,420)
                                        -----------   ---------    ------------  -----------
Balances at December 31, 1998           $29,625,741    ($43,290)   ($26,987,074) $ 2,602,095
                                        ===========   =========    ============  ===========


The accompanying notes are an integral part of these consolidated financial statements.

                            MICRO THERAPEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998


                                                                   1997            1998
                                                                   ----            ----
Cash flows from operating activities:
  Net loss                                                      ($7,243,114)    ($9,906,420)
  Adjustments to reconcile net loss to cash used in
   operating activities:
    Depreciation and amortization                                   367,292         488,902
    Amortization of note payable discounts                           22,584         270,268
    Compensation related to stock options vesting                   108,898          52,137
    Common stock grant                                                   --          15,000
    Gain on sale of investment                                     (167,456)             --
    Loss on sale of equipment                                            14           1,947
    Change in operating assets and liabilities:
       Accounts receivable                                         (155,985)       (151,148)
       Inventories                                                 (187,049)       (212,970)
       Prepaid expenses and other assets                            (70,106)       (217,400)
       Accounts payable                                             (41,037)        462,939
       Accrued salaries and benefits                                104,838          16,383
       Accrued liabilities                                          176,561         239,101
       Deferred revenue                                                  --       1,475,000
                                                                -----------     -----------
            Net cash used in operating activities                (7,084,560)     (7,466,261)
                                                                -----------     -----------

Cash flows from investing activities:
  Purchase of short-term investments                            (15,278,316)     (5,683,149)
  Maturity of short-term investments                              8,973,883       9,488,567
  Additions to property and equipment                              (264,408)     (1,732,102)
  Additions to patents and licenses                                (406,848)       (424,274)
  Sale of equipment                                                     750           7,200
  Sale of investment                                                170,000              --
                                                                -----------     -----------
            Net cash (used in) provided by investing
               activities                                        (6,804,939)      1,656,242
                                                                -----------     -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                         11,179,223         650,745
  Costs of equity issuances                                      (1,302,334)             --
  Proceeds from exercise of stock options                            59,621         267,110
  Borrowings on convertible notes and credit facility             5,000,000      15,000,000
  Borrowings on equipment line of credit                             25,341              --
  Repayments on equipment line of credit                            (53,812)        (63,643)
                                                                ------------    -----------
            Net cash provided by financing activities            14,908,039      15,854,212
                                                                -----------     -----------

            Net increase in cash and cash equivalents             1,018,540      10,044,193
Cash and cash equivalents at beginning of year                    4,157,147       5,175,687
                                                                -----------     -----------
Cash and cash equivalents at end of year                        $ 5,175,687     $15,219,880
                                                                ===========     ===========

Supplemental cash flow disclosures:
  Cash paid during the year for interest                        $    29,095     $   380,231
                                                                ===========     ===========
  Cash paid during the year for income taxes                    $       800     $       800
                                                                ===========     ===========
Supplemental schedule of noncash activities:
  Unearned compensation related to terminated employees         $    92,351     $    79,542
                                                                ===========     ===========
  Conversion of preferred stock to common stock                 $     3,613     $        --
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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Principles of Consolidation:

        The accompanying consolidated financial statements include the accounts of the Company and its former majority-owned subsidiary for the applicable period of control (see Note 18). All significant intercompany accounts and transactions have been eliminated in consolidation.

        Cash Equivalents:

        The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates market value.

        Short-Term Investments:

        The Company's short-term investments consist primarily of funds invested in money market instruments and commercial paper which have maximum maturities of six months. The Company classifies its investments as held to maturity. The carrying amount of these investments is at cost plus accrued interest which approximates market value. All short-term investments are held in the Company's name and under the custody of one financial institution.

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

        Revenue Recognition:

        Sales and related cost of sales are generally recognized upon shipment of products. Certain of the Company's agreements with distributors of its products provide for additional payments to the Company based on sales of the Company's product by the distributor. Such additional payments are recognized as revenue by the Company upon the sale of the related product by the distributor (Note 15).

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

        Income Taxes:

        The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

        Net Loss Per Share:

        Net loss per share is calculated under the provisions of SFAS No. 128, "Earnings per Share," (which the Company adopted in the fourth quarter of 1997) by dividing net loss by the weighted average number of common shares issued and outstanding during the period. For the 1997 pro forma calculation, such weighted average includes common shares that were issued upon conversion of all outstanding shares of the Company's Preferred Stock, in connection with the Company's initial public offering of its Common Stock in February 1997 (Note 9), as if such conversion had taken place at the beginning of the earliest period presented. Potential common shares, represented by options, warrants and convertible debt, have been excluded from the calculations due to their anti-dilutive effect. Basic and diluted loss per share are the same for the periods presented.

                            MICRO THERAPEUTICS, INC.

        Stock-Based Compensation:

        The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

        Segment Information:

        In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosures of segment information (Note 17).

3.      CASH AND CASH EQUIVALENTS:

        Cash and cash equivalents consist of the following:

        Cash                                                                     $   168,730
        Cash equivalents                                                          15,051,150
                                                                                 -----------
                                                                                 $15,219,880
                                                                                 ===========

        Cash equivalents consist of commercial paper and deposits in a money market account.

4.      INVENTORIES:

        Inventories consist of the following:

        Raw materials and work-in-process                                           $536,472
        Finished goods                                                               353,739
                                                                                    --------
                                                                                     890,211
        Reserve for obsolescence                                                     (58,570)
                                                                                    --------
                                                                                    $831,641
                                                                                    ========

                            MICRO THERAPEUTICS, INC.

5.      PROPERTY AND EQUIPMENT:

        Property and equipment consist of the following:

        Machinery and equipment                                                   $  959,961
        Tooling                                                                      105,124
        Furniture and fixtures                                                       166,666
        Construction-in-progress                                                   1,316,938
                                                                                  ----------
                                                                                   2,548,689
        Less, Accumulated depreciation and amortization                             (659,024)
                                                                                  ==========
                                                                                  $1,889,665
                                                                                  ==========

        At December 31, 1998, certain machinery, equipment, furniture and fixtures, with an aggregate original cost of $288,517 and accumulated amortization of $214,796, are recorded under a capital lease.

        Depreciation and amortization expense for the years ended December 31, 1997 and 1998 were $334,064 and $439,659, respectively.

6.      EQUIPMENT LINE OF CREDIT:

        The Company had an equipment line of credit to finance qualified equipment purchases at an implicit interest rate of 14.23%. Outstanding amounts are collateralized by the assets financed. The amount outstanding is due in monthly installments over 48 months which began in June 1997. A total of $146,615 was outstanding under this equipment line of credit as of December 31, 1998.

        In connection with this equipment line of credit, the Company issued two sets of warrants to the lessor to purchase shares of the Company's preferred stock, which converted, upon the conversion of all outstanding shares of preferred stock in connection with the Company's initial public offering (Note 9), into warrants to purchase an aggregate of 13,683 shares of the Company's Common Stock at prices ranging from $4.23 to $6.46 per share. Such warrants expire in 2005 and 2006.

        Future minimum payments under the equipment line of credit are as follows:

            YEARS ENDING DECEMBER 31,
            -------------------------
                      1999                                                          $ 85,516
                      2000                                                            70,987
                      2001                                                             5,146
                                                                                    --------
                                                                                     161,649
                      Less, amount representing interest                             (15,034)
                                                                                    --------
                                                                                    $146,615
                                                                                    ========

                            MICRO THERAPEUTICS, INC.

7.      NOTES PAYABLE:

        In November 1997, the Company and Guidant Corporation ("Guidant") entered into a convertible subordinated note agreement under which the Company borrowed $5 million. The principal amount of the note is due in October 2002, unless accelerated for certain events such as the termination of the distribution agreement between the Company and Guidant (Note 15), and is convertible, at any time, at Guidant's option, into shares of the Company's Common Stock at a conversion price of $10.25 per share. The note has a stated interest rate of 5% per annum, which the Company has determined is lower than interest rates typically associated with similar debt instruments. Accordingly, the Company recorded a discount on the note of $974,328 upon execution of the agreement, resulting in an imputed interest rate over the term of the note of 10%. Such discount had an unamortized balance of $793,360 at December 31, 1998, and is presented net of the principal amount of the note in the accompanying consolidated balance sheet. Interest payments are due quarterly, in arrears.

        In April 1998, the Company achieved a milestone set forth in the agreement and elected, under the terms of the agreement, to have Guidant loan the Company $2 million and purchase $500,000 of the Company's Common Stock at approximately $10.50 per share. The proceeds were received in May 1998. The loan is due in October 2002 and bears an interest rate of 8% per annum.

        In August 1998, the Company and Abbott Laboratories ("Abbott") entered into convertible subordinated note, credit and security agreements, under which Abbott provided the Company with (a) $5 million, in exchange for a subordinated note, due August 2003, convertible at Abbott's option into shares of the Company's Common Stock at a conversion rate of $13.00 per share, and (b) a $5 million credit facility, under which the Company borrowed the entire amount available in November 1998. The amount borrowed under the credit facility is due in November 2003 and is convertible over the five-year life of the underlying note at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion rate of $15.00 per share. Both notes have a stated interest rate of 5% per annum, which the Company has determined is lower than interest rates typically associated with similar debt instruments. Accordingly, the Company recorded discounts aggregating $1,948,656 upon execution of the note agreements, resulting in an imputed interest rate over the terms of both notes of 10%. Such discounts had an aggregate unamortized balance of $1,859,658 at December 31, 1998, which is presented net of the principal amounts of the notes in the accompanying consolidated balance sheet. Interest payments are due quarterly, in arrears. The notes are collateralized by the trademarks, patents and other intellectual property related to the products covered by the distribution agreement between the Company and Abbott (Note 15).

        In September 1998, the Company and Century Medical, Inc. ("Century") entered into convertible subordinated note and credit agreements, under which Century provided the Company with (a) $3 million, in exchange for a subordinated note, due September 2003, convertible at Century's option into shares of the Company's Common Stock at a conversion rate of $15.00 per share, and (b) a $2 million credit facility. The availability of the facility commences at such time that the Company obtains a CE Mark in Europe for an EMBOLYX(TM)-related application and expires on September 30, 1999. Amounts borrowed under the facility are repayable five years from the date of the agreement and are convertible over the five-year life of the underlying note at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion rate of 1.5 times the then market price, as defined in the agreements, of the Company's Common Stock. Both notes have a stated interest rate of 5% per annum, which the Company has determined is lower than interest rates typically associated with similar debt instruments. Accordingly, the Company recorded a discount of $584,597 upon execution of the note agreement, resulting in an imputed interest rate over the term of the note of 10%. Such discount had an unamortized balance of $561,711 at December 31, 1998, and is presented net of the principal amount of the note in the accompanying consolidated balance sheet. Interest payments are due quarterly, in arrears. The rate of the note underlying the credit facility will be similarly adjusted in future periods, as necessary, in the event that amounts are borrowed under such credit facility.

                            MICRO THERAPEUTICS, INC.

        The agreements with Guidant, Abbott and Century each provide for certain operational conditions with which the Company must comply, and a right of first offer to allow a pro rata participation in the issuance by the Company of any "new security," as defined in the respective agreements. The agreement with Guidant allows it visitation rights at meetings of the Company's Board of Directors. Each of the note holders described herein may either convert the principal amount of the note or declare the note to be immediately due and payable upon notification of an impending sale of substantially all of the Company's assets or a change of control of the Company.

        Future maturities of principal with respect to the notes payable described above, and a reconciliation to the carrying amount of notes payable at December 31, 1998, are as follows:


          YEARS ENDING DECEMBER 31,
          -------------------------
                  2002                                                            $ 7,000,000
                  2003                                                             13,000,000
                                                                                  -----------

                    Total future maturities                                        20,000,000

                  Unamortized discount                                             (3,214,729)
                                                                                  -----------
                  Notes payable                                                   $16,785,271
                                                                                  ===========


        Guidant, Abbott and Century each entered into distribution agreements with the Company concurrent with the the execution of their respective convertible note agreements described above. The distribution agreements are described in Note 15.

8.      PREFERRED STOCK:

        Effective upon the closing of the Company's initial public offering of its Common Stock in February 1997 (Note 9), all 3,612,664 issued and outstanding shares of the Company's Preferred Stock were converted into shares of the Company's Common Stock on a share-for-share basis.

        The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences and privileges without stockholder approval. At December 31, 1998, no shares of Preferred Stock were issued or outstanding.

9.      INITIAL PUBLIC OFFERING:

        In February 1997, the Company completed an initial public offering (the "IPO") of 1,600,000 shares of its Common Stock at $6.00 per share. In March 1997, the underwriters of the IPO exercised their over allotment options and purchased 240,000 shares of the Company's Common Stock. Aggregate proceeds, net of offering costs of $1,531,050, were $9,508,952. In connection with the IPO, all then outstanding shares of convertible preferred stock were converted to 3,612,664 shares of common stock (Note 8).

10.     COMMON STOCK PLANS:

        1993 Stock Option Plan:

        The 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the "1993 Plan") provides for the direct sale of shares and the grant of options to purchase shares of the Company's Common Stock to employees, officers, consultants and directors.

                            MICRO THERAPEUTICS, INC.

        The 1993 Plan includes nonqualified stock options ("NSOs") and incentive stock options ("ISOs"). The option price for the ISOs and NSOs shall not be less than the fair market value of the shares of the Company's Common Stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of Common Stock on the grant date for any individual possessing more than 10% of the total outstanding Common Stock of the Company. The Board of Directors has the authority to determine the time or times at which options become exercisable, which generally occurs over a four-year period. Options expire within a period of not more than ten years from the date of grant. Options expire generally ninety days after termination of employment.

        The 1993 Plan provides for the issuance of up to 650,000 shares of common stock. A summary of the option activity under the 1993 Plan is as follows:


                                                                          WEIGHTED AVERAGE
                                                                           EXERCISE PRICE
                                     INCENTIVE    NONQUALIFIED     TOTAL     PER SHARE
                                     ---------    ------------     -----     ---------
Balances at January 1, 1997           447,036       181,571       628,607      $1.22

Granted                                    --            --            --         --
Exercised                             (99,575)      (27,521)     (127,096)     $0.47
Canceled                              (77,835)      (15,439)      (93,274)     $1.33
                                     --------      --------      --------

Balances at December 31, 1997         269,626       138,611       408,237      $1.46

Granted                                    --            --            --         --
Exercised                             (86,184)      (20,669)     (106,853)     $0.74
Canceled                              (42,692)           --       (42,692)     $2.31
                                     --------      --------      --------

Balances at December 31, 1998         140,750       117,942       258,692      $1.85
                                     ========      ========      ========

Exercisable at December 31, 1997      143,494       118,632       262,126      $1.02
                                     ========      ========      ========
Exercisable at December 31, 1998      101,349       113,982       215,331      $1.51
                                     ========      ========      ========

        Additional information with respect to outstanding options as of December 31, 1998 is as follows:



                     OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                     -------------------             -------------------
 RANGE OF PER                    WEIGHTED                      WEIGHTED AVERAGE
    SHARE         NUMBER OF       AVERAGE       NUMBER OF         PER SHARE
EXERCISE PRICES    OPTIONS    REMAINING YEARS    OPTIONS       EXERCISE PRICES
---------------   ---------   ---------------   ---------      ---------------
     $0.46         174,042           6            160,218           $0.46
  $1.54-$4.62       25,650           8             20,539           $3.18
     $5.38          59,000           8             34,574           $5.38

        The difference between the exercise price and the fair market value at the date of grant of certain options granted from the 1993 Plan prior to the Company's initial public offering is accounted for as unearned compensation and is being amortized to expense over the related vesting period. During the years ended December 31, 1997 and 1998, amortized compensation expense was $108,898 and $52,137, respectively.

                            MICRO THERAPEUTICS, INC.

        1996 Stock Incentive Plan:

        The 1996 Stock Incentive Plan (the "1996 Plan") provides for options to purchase shares of the Company's Common Stock and restricted Common Stock grants. The 1996 Plan includes NSOs and ISOs and may include grants to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. In addition, the 1996 Plan provides that each non-employee director of the Company be granted an option consisting of 8,000 shares of Common Stock, which option shall vest and become exercisable at the rate of 25% immediately and 25% on the anniversary of such director's initial election during the three-year period following the grant date. Such directors shall also automatically be granted options for an additional 2,000 shares each year thereafter, subject to an aggregate stock ownership limitation of 1% of outstanding shares and options as defined in the 1996 Plan. Options, other than those granted to the non-employee directors as described above, generally vest over a four-year period. Options expire within a period of not more than ten years from the date of grant. Options expire generally 30 days after termination of employment.

        The 1996 Plan provides for the issuance of up to 1,100,000 shares of Common Stock. A summary of the option activity under the 1996 Plan is as follows:

                                                                                 WEIGHTED AVERAGE
                                                                                  EXERCISE PRICE
                                           INCENTIVE   NONQUALIFIED     TOTAL        PER SHARE
                                           ---------   ------------     -----        ---------
         Balances, at January 1, 1997        106,600        1,300      107,900        $  5.61
         Granted                             341,450       42,000      383,450        $  5.43
         Exercised                                --           --           --             --
         Canceled                            (30,920)          --      (30,920)       $  5.33
                                            --------     --------     --------

         Balances at December 31, 1997       417,130       43,300      460,430        $  5.48

         Granted                             426,460      131,340      557,800        $  9.69
         Exercised                           (31,769)      (1,664)     (33,433)       $  5.63
         Canceled                            (63,057)          --      (63,057)       $  6.25
                                            --------     --------     --------

         Balances at December 31, 1998       748,764      172,976      921,740        $  7.97
                                            ========     ========     ========

         Exercisable at December 31, 1997     38,303        8,881       47,184        $  5.48
                                            ========     ========     ========
         Exercisable at December 31, 1998    133,787       26,162      159,949        $  6.05
                                            ========     ========     ========

        Additional information with respect to outstanding options as of December 31, 1998 is as follows:


                     OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                     -------------------             -------------------
 RANGE OF PER                    WEIGHTED                      WEIGHTED AVERAGE
    SHARE         NUMBER OF       AVERAGE       NUMBER OF         PER SHARE
EXERCISE PRICES    OPTIONS    REMAINING YEARS    OPTIONS       EXERCISE PRICES
---------------   ---------   ---------------   ---------      ---------------
  $4.75-$6.50       372,740            8         131,942            $5.44
  $7.88-$10.81      549,000           10          28,007            $8.93

        In 1998, the Company granted to a consultant 2,143 shares of common stock under the 1996 Plan and recorded compensation expense of $15,000, representing the fair market value of the stock at the date of grant.

                            MICRO THERAPEUTICS, INC.

        Employee Stock Purchase Plan:

        The Employee Stock Purchase Plan (the "Purchase Plan") covers an aggregate of 150,000 shares of Common Stock and commenced on the effective date of the Company's initial public offering (Note 9). The Purchase Plan permits an eligible employee to purchase Common Stock through payroll deductions not to exceed 20% of the employee's compensation. An employee's participation is limited also if such participation results in the employee (a) owning any class of the Company's stock or holding options to purchase stock that together result in the employee possessing 5% or more of the total voting power of all classes of stockholders, (b) having the right to purchase, through any of the Company's stock purchase plans, more than either 2,500 shares or $25,000 of fair market value of the Company's Common Stock in any given year, or (c) otherwise having the right on the last day of any offering period (described below) to purchase in excess of 2,500 shares. The price of the Common Stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period (January 1 or July 1) or on the applicable purchase date (June 30 or December 31). Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. Unless terminated earlier by the Company, the Purchase Plan will terminate in 2007, on the tenth anniversary of the Company's initial public offering (Note 9). During 1997 and 1998, purchases by employees under the Purchase Plan resulted in the issuance of 31,198 and 22,458 shares of Common Stock, respectively, and in proceeds to the Company of $139,221 and $150,745, respectively.

        Pro Forma Effect of Stock-Based Compensation:

        The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined on the fair value at the grant dates for awards under those plans consistent with the method promulgated by SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                                                   FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                                      ------------
                                                                 1997             1998
                                                                 ----             ----
        Net loss:
         As reported                                           ($7,243,114)    ($ 9,906,420)
                                                               ===========     ============
         Pro forma for SFAS No. 123                            ($7,514,628)    ($10,633,743)
                                                               ===========     ============
        Loss per share (basic and diluted):
         As reported                                               ($1.27)          ($1.49)
                                                                   ======           ======
         Pro forma for SFAS No. 123                                ($1.31)          ($1.60)
                                                                   ======           ======
        Pro forma loss per share (basic and diluted):
         As reported                                               ($1.17)
                                                                   ======
         Pro forma for SFAS No. 123                                ($1.21)
                                                                   ======

        The fair value of each option grant preceding the Company's initial public offering (Note 9) was estimated on the date of the grant using the minimum value method. Such value was computed as the difference between the current stock price less the present value, at that date, of the exercise price for a stock that does not pay dividends. The fair value of each option grant subsequent to the Company's initial public offering was estimated on the date of the grant using the Black-Scholes option-pricing model. The assumptions used for the years ended December 31, 1997 and 1998 were as follows: the average risk-free interest rate was 6.06% and 5.11%, respectively; generally the exercise price is equal to the fair market value of the underlying Common Stock at the grant date after consideration of any related unearned compensation recorded in the financial statements; the expected life of the option is the term to expiration, generally 4 years; expected volatility was 55% and 61%, respectively; the weighted average grant date fair value of options was $5.47 and $9.67, respectively; and the Common Stock is expected to pay no dividends.

                            MICRO THERAPEUTICS, INC.

11.     NET LOSS PER SHARE:

        Reconciliations of net loss and shares used in the calculations of net loss per share are as follows:

                                                          FOR THE YEAR
                                                     ENDED DECEMBER 31, 1997
                                                     -----------------------
                                            NET LOSS         SHARES           NET LOSS
                                           (NUMERATOR)    (DENOMINATOR)      PER SHARE
                                           -----------    -------------      ---------
Loss available to common stockholders     ($7,243,144)
Pro forma weighted average shares
 outstanding, giving effect to the
 conversion of Preferred Stock as
 of the beginning of the period
 (Note 2)                                                    6,190,486
                                          -----------      -----------
Pro forma net loss per share
 (basic and diluted)                       (7,243,114)       6,190,486          ($1.17)
Reduction of weighted average shares
 outstanding, to give effect to the
 conversion of Preferred Stock as of
 the effective date of the IPO
 (Notes 2 and 9)                                              (475,090)          (0.10)
                                          -----------      -----------          ------
Net loss per share
 (basic and diluted)                      ($7,243,114)       5,715,396          ($1.27)
                                          ===========      ===========          ======



                                                          FOR THE YEAR
                                                     ENDED DECEMBER 31, 1997
                                                     -----------------------
                                            NET LOSS         SHARES           NET LOSS
                                           (NUMERATOR)    (DENOMINATOR)      PER SHARE
                                           -----------    -------------      ---------

Loss available to common stockholders     ($9,906,420)
Weighted average shares outstanding                          6,642,558
                                          -----------      -----------
Net loss per share
(basic and diluted)                       ($9,906,420)       6,642,558         ($1.49)
                                          ===========      ===========         ======


12.     INCOME TAXES:

        The following table presents the current and deferred income tax provision for federal and state income taxes:

                                                                    FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                                        ------------
                                                                      1997        1998
                                                                      ----        ----
        Current:
          Federal                                                       --          --
          State                                                       $800        $800
                                                                      ----        ----
                                                                       800         800
        Deferred:
          Federal                                                       --          --
          State                                                         --          --
                                                                      ----        ----
                                                                      $800        $800
                                                                      ====        ====

                            MICRO THERAPEUTICS, INC.

        The tax effects of temporary differences which give rise to the deferred tax provision (benefit) consist of:

                                                    FOR THE YEARS ENDED
                                                        DECEMBER 31,
                                                        ------------
                                                   1997             1998
                                                   ----             ----
Capitalized research and development costs     ($1,362,263)     ($1,617,396)
Capitalized inventory costs                         65,001          (41,660)
Intangibles                                         (9,752)           6,235
Property and equipment                             (83,387)          19,448
Accrued expenses                                   (89,851)          36,210
Stock options                                      (37,749)          79,173
Tax credit carryforwards                          (163,384)        (422,431)
Net operating loss carryforwards                (1,168,476)      (2,041,487)
Deferred revenue                                        --         (417,690)
Other                                                   --          (88,679)
Valuation allowance                              2,849,861        4,488,277
                                               -----------      -----------
                                               $        --      $        --
                                               ===========      ===========

        The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

                                                                        FOR THE YEARS ENDED
                                                                            DECEMBER 31,
                                                                            ------------
                                                                        1997           1998
                                                                        ----           ----
        Statutory regular federal income tax rate                      (34.00%)       (34.00%)
        Meals and entertainment                                          0.10           0.23
        State taxes                                                      0.01           0.01
        Tax credit carryforwards                                        (1.06)         (1.81)
        Change in valuation allowance                                   35.44          34.79
        Other, net                                                      (0.48)          0.79
                                                                      -------         ------
        Effective tax rate                                               0.01%          0.01%
                                                                      =======         ======

        The components of the net deferred tax asset at December 31, 1998 are as follows:

        Capitalized research and development costs                        $ 3,456,491
        Capitalized inventory costs                                            59,727
        Intangibles                                                             4,090
        Property and equipment                                                 96,734
        Accrued expenses                                                       95,856
        State taxes                                                               272
        Tax credit carryforwards                                              930,452
        Net operating loss carryforwards                                    6,430,946
        Deferred revenue                                                      417,690
        Other                                                                  88,679
             Valuation allowance                                          (11,580,937)
                                                                          -----------
             Net deferred tax asset                                       $        --
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

                            MICRO THERAPEUTICS, INC.

        At December 31, 1998, the Company had net operating loss carryforwards for federal and state purposes of approximately $17,003,000 and $7,354,000, respectively. The net operating loss carryforwards begin expiring in 2008 and 1999, respectively. The Company also has research and experimentation credit carryforwards for federal and state purposes of approximately $524,000 and $363,000, respectively. The research and experimentation credits begin to expire in 2009 for federal purposes and carry forward indefinitely for state purposes. The Company has a manufacturer's investment credit for state purposes of approximately $45,000. The manufacturer's investment credit will begin to expire in 2007.

        The utilization of net operating loss and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

13.     COMMITMENTS AND CONTINGENCIES:

        On June 10, 1998, the Company entered into a five-year operating lease for office, research and manufacturing space in a facility located in Irvine, California, with two three-year renewal options. The lease provides for minimum annual increases in rent based on a cost of living index. For financial statement reporting purposes, such minimum increases have been included in calculating the total minimum cost of the lease, which cost will be allocated on a straight-line basis over the initial term of the lease. This allocation has resulted in deferred rent as of December 31, 1998, amounting to $7,110, which is included in accrued liabilities in the accompanying consolidated balance sheet.

        As of December 31, 1998, the future noncancelable minimum lease commitments are as follows:

            YEARS ENDING
            DECEMBER 31:
            ------------

                1999                                         $ 463,209
                2000                                           477,114
                2001                                           491,428
                2002                                           506,171
                2003                                         $ 388,106

        Rent expense for the years ended December 31, 1997 and 1998, which consisted primarily of rent related to the Company's former facility in San Clemente, California, was $206,442 and $366,272, respectively. The Company received $4,454 and $3,625 of rental sublease income for the years ended December 31, 1997 and 1998, respectively.

14.     RELATED PARTY TRANSACTIONS:

        In June 1993, the Company acquired from a stockholder an exclusive worldwide license to manufacture, market and sell devices utilizing certain catheter technology developed by the stockholder/licensor. As consideration for the license, the Company is obligated to pay the stockholder/licensor royalties at the rate of 1-1/2% of the net revenues from products developed utilizing the patented technology for a period of ten years from the first commercial sale of such products and a royalty of 1% of net revenue on any product that bears the name of the consultant (for as long as it bears the name). Commercial sale of these products commenced in November 1995. Royalty expense under these license agreements totaled $20,541 and $21,445 for the years ended December 31, 1997 and 1998, respectively.

        In November 1994, the Company licensed technology from a consultant for which the Company pays a royalty of 1% of net sales on any product that bears the name of the consultant. Royalty expense under this agreement was $17,614 and $18,709 in 1997 and 1998, respectively.

                            MICRO THERAPEUTICS, INC.

        In October 1996, the Company licensed technology from a consultant for which a royalty of 1% of net sales of a specified product will be paid until October 8, 1999 and thereafter as long as the product continues to use a derivative of the consultant's name. Royalty expense under this agreement was $1,415 and $3,980 in 1997 and 1998, respectively.

        In March 1998, the Company licensed technology from a consultant for which the Company pays a royalty of 1% of net sales on any product that bears the name of the consultant for a period of ten years. Royalty expense under this agreement was $9,477 in 1998.

15.     DISTRIBUTION AGREEMENTS:

        Concurrent with the execution of their respective convertible note agreements described in Note 7, Guidant, Abbott and Century each entered into distribution agreements with the Company.

        The distribution agreement with Guidant provides rights for exclusive European distribution of the Company's neuro products. In August 1998, the agreement was expanded to provide for the European distribution by Guidant of the Company's peripheral embolization products. The agreement has a five-year term, which will commence upon the first commercial sale of products covered under the agreement, and may be canceled by the Company upon a sale of substantially all the Company's assets or change in control of the Company. In such event, the cancellation penalty to be paid to Guidant is the greater of $1 million or an amount based on Guidant's gross profit, as defined in the agreement.

        The distribution agreement with Abbott provides exclusive rights to distribute the Company's peripheral blood clot therapy products in the U.S. and Canada. The initial term of the agreement is through 2008. It may be extended by mutual agreement, or by Abbott upon Abbott's attainment of forecast sales levels, the determination of which is defined in the agreement, in any three years within defined five-year periods in which the agreement is in force. Abbott may terminate the agreement upon 180 days written notice, and the Company may terminate the agreement if Abbott fails to attain the forecast sales levels discussed above in at least three years within defined five-year periods in which the agreement is in force, or if the parties reach an impasse in determining such sales levels. The agreement is also terminable by the Company's successor in the event of a change of control of the Company. In such event, Abbott has the option to purchase the peripheral blood clot therapy line of business at a mutually agreed-upon price, or the Company's successor may pay a termination fee based upon Abbott's historical sales levels as defined in the agreement.

        In October 1998, under the terms of the distribution agreement, Abbott furnished the Company with a non-refundable $1 million marketing payment upon Abbott's first commercial sale of product. This payment was recorded as deferred revenue by the Company, and is being amortized on a straight-line basis into income over the initial term of the distribution agreement.

        Upon shipment of product by the Company to Abbott, the Company receives an initial purchase price payment from Abbott as provided in the agreement, which is recorded as revenue by the Company upon shipment to Abbott. Additional purchase price payments are made by Abbott to the Company based upon Abbott's net sales, as defined in the agreement. Such additional purchase price payments are recorded as revenue by the Company upon Abbott's sale of the related product.

                            MICRO THERAPEUTICS, INC.

        The distribution agreement with Century provides exclusive rights to distribute all of the Company's products in Japan. The initial term of the agreement extends five years past the date on which the first regulatory approval is obtained for an application using the Company's proprietary EMBOLYX Liquid Embolic System. The agreement may be extended for additional five-year terms either automatically, unless terminated for reasons described below, or by mutual agreement. The agreement may be terminated by the Company if Century fails to achieve certain sales levels, the determination of which is defined in the agreement, in at least three of any five consecutive years in which the agreement is in force, or if the parties reach an impasse in determining such sales levels. The agreement is also terminable by the Company's successor in the event of a change of control of the Company upon payment by the Company's successor of a termination fee based on Century's historical gross profit, as defined in the agreement.

        Under the terms of the distribution agreement, Century made a $500,000 advance payment to the Company on September 30, 1998, which amount is to be applied against Century's first future purchase orders for the Company's peripheral blood clot therapy products. The Company has recorded this payment as deferred revenue and will recognize sales revenue from such amount as the Company makes shipments to Century under such purchase orders. Under the terms of the distribution agreement, upon achievement of the first regulatory approval in Japan for an application of the EMBOLYX Liquid Embolic System, Century will make a $1 million advance payment to the Company, which amount is to be applied against Century's first future purchase orders for EMBOLYX-related product.

16.     CONCENTRATIONS OF CREDIT RISK:

        At December 31, 1998, the Company had approximately $15,365,000 of cash and cash equivalents that were in excess of the federally-insured limit of $100,000 per bank. Additionally, the Company had approximately $2,499,000 invested in commercial paper having maximum maturities of six months. All such investments are in the custody of one bank.

        Prior to October 1, 1998, the effective date of the Company's distribution agreement with Abbott (Note 15), the Company's customers in the United States were primarily hospitals. Subsequent to that date, Abbott became the Company's primary customer in the United States and accounted for 86% of the Company's accounts receivable at December 31, 1998. In foreign countries, distributors are the Company's primary customers.

                            MICRO THERAPEUTICS, INC.

17.     SEGMENT INFORMATION:

        In 1997 and 1998, the Company's neuro vascular products were in various phases of research, development, clinical and regulatory processes. Accordingly, the Company's revenues in such years were derived substantially from its peripheral vascular products. Additional information with respect to revenues for 1997 and 1998 is as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                                         1997           1998
                                                                         ----           ----
           Peripheral vascular
                United States                                          $2,624,979    $4,078,076
                International                                              89,068        86,226
                                                                       ----------    ----------
                     Total peripheral vascular revenues                 2,714,047     4,164,302
                                                                       ----------    ----------

           Neuro vascular
                United States                                                  --        51,874
                International                                                  --        33,205
                                                                       ----------    ----------
                     Total neuro vascular revenues                             --        85,079
                                                                       ----------    ----------
           Total revenues                                              $2,714,047    $4,249,381
                                                                       ==========    ==========

        Due to the predominance of peripheral vascular revenues relative to neuro vascular revenues in 1997 and 1998, information such as operating income (loss) and total assets was not used in such years to evaluate segment performance.

        In 1998, Abbott (Note 15) accounted for 25% of the Company's sales. No other customer accounted for 10% or more of the Company's sales in 1998, and there were no customers who accounted for 10% or more of the Company's sales in 1997.

18.     LICENSING TRANSACTIONS:

        On November 17, 1997, the Company licensed its proprietary EMBOLYX technology to its then-new subsidiary, Genyx Medical, Inc., ("Genyx") in connection with non-vascular applications for gynecological and urological procedures. Genyx licensed back to the Company the right to develop, manufacture and market any product which incorporates or uses the Genyx modified EMBOLYX technology outside of the applications licensed to Genyx. As consideration for the license agreement and for certain commitments described below, Genyx issued 850,000 shares of its common stock to the Company, which constituted 85% of its then outstanding shares, and entered into a royalty arrangement whereby Genyx compensates the Company based on net revenues derived from sale of licensed products by Genyx. Start-up costs of Genyx amounted to $30,784 in 1997 and were recorded by the Company as research and development expense.

        On March 12, 1998, Genyx entered into a $3 million equity financing agreement. As a result of this financing, the Company's ownership in Genyx was reduced from 85% to 27%. Because the Company's carrying value of its investment in Genyx is $0 and the Company has no obligation to fund Genyx's operations, the Company is currently not required by generally accepted accounting principles to recognize its equity share of Genyx losses for the period from March 12, 1998 through December 31, 1998. Expenditures related to Genyx for the period from January 1, 1998 to March 12, 1998 had been recorded by the Company as research and development expenses, and amounted to $33,916.

                            MICRO THERAPEUTICS, INC.

        In July 1998, the Company licensed its proprietary EMBOLYX technology to a newly-formed company (the "licensee"). The licensee was formed for the purpose of developing non-vascular applications using EMBOLYX in the gastrointestinal tract. The license agreement provides for a license back to the Company under which it has the right to develop, manufacture and market any product which incorporates or uses EMBOLYX technology modified by the licensee outside of the applications licensed to it. As consideration, the licensee issued 2,000,000 shares of its common stock to the Company, which constituted 33% of its then outstanding shares, and entered into a royalty arrangement whereby the licensee will compensate the Company based on net revenues derived from sale of licensed products by the licensee. Because the Company's carrying value of its investment in the licensee is $0 and the Company has no obligation to fund the licensee's operations, the Company is not required by generally accepted accounting principles to recognize its equity share of the licensee's losses.

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                   DESCRIPTION OF DOCUMENT
--------------                   -----------------------

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

4.2             Warrant Agreement dated May 21, 1996 between the Company and
                Comdisco, Inc.(1)

10.1            Form of Directors' and Officers' Indemnification Agreement.(1)

10.2            License Agreement dated June 1, 1993 between the Company and
                Andrew Cragg.(1)

10.3 Consulting Agreement dated October 1, 1996 between the Company and Andrew Cragg.(1)

10.4 Industrial Real Estate Lease dated June 10, 1998 between the Company and New Goodyear, LTD., a California Limited Partnership.

10.5 Amended and Restated Investors Rights Agreement dated February 9, 1995, among the Company, the Investors named therein and the Common Holders named therein, as amended on May 17, 1996 and June 27, 1996.(1)

10.6 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan.(1), (3)

10.7            1996 Stock Incentive Plan, as amended.(1), (3)

10.8            Employee Stock Purchase Plan, as amended.(1), (3)

10.9 Equipment Leasing Line of Credit dated December 20, 1995 between the Company and ComDisco Ventures, as amended on May 21, 1996.(1)

10.10 Convertible Subordinated Note Agreement dated November 17, 1997, between the Company and Guidant Corporation. (Incorporated by reference to Exhibit 10.11 of the Company's Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 1998)

10.11 Distribution Agreement dated November 17, 1997, between the Company and Guidant Corporation. (Incorporated by reference to Exhibit 10.12 of the Company's Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 1998) (4)

10.12 First Amendment to Distribution Agreement dated August 17, 1998 between the Company and Guidant Corporation.

10.13 Convertible Subordinated Note Agreement dated August 12, 1998, between the Company and Abbott Laboratories. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K as filed with the Securities and Exchange Commission on August 12, 1998)

10.14 5% Convertible Note dated August 19, 1998, between the Company and Abbott Laboratories. (Incorporated by reference to Exhibit
                10.2 of the Company's Form 8-K as filed with the Securities and Exchange Commission on August 12, 1998)

10.15 Exclusive Distribution Agreement dated August 12, 1998, between the Company and Abbott Laboratories. (Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K as filed with the Securities and Exchange Commission on August 12, 1998) (4)

10.16 First Amendment to Exclusive Distribution Agreement dated November 16, 1998 by and between the Company and Abbott Laboratories.

10.17 Credit Agreement dated August 12, 1998, between the Company and Abbott Laboratories. (Incorporated by reference to Exhibit 10.4 of the Company's Form 8-K as filed with the Securities and Exchange Commission on August 12, 1998)

10.18 Security Agreement dated August 12, 1998, between the Company and Abbott Laboratories. (Incorporated by reference to Exhibit
                10.5 of the Company's Form 8-K as filed with the Securities and Exchange Commission on August 12, 1998)

10.19 Convertible Subordinated Note Agreement dated September 23, 1998, between the Company and Century Medical, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K as filed with the Securities and Exchange Commission on November 3, 1998)

10.20 5% Convertible Note dated September 30, 1998, between the Company and Century Medical, Inc. (Incorporated by reference to
                Exhibit 10.2 of the Company's Form 8-K as filed with the Securities and Exchange Commission on November 3, 1998)

10.21 Distribution Agreement dated September 23, 1998, between the Company and Century Medical, Inc. (Incorporated by reference to
                Exhibit 10.3 of the Company's Form 8-K as filed with the Securities and Exchange Commission on November 3, 1998) (4)

10.22 Credit Agreement dated September 23, 1998, between the Company and Century Medical, Inc. (Incorporated by reference to Exhibit
                10.4 of the Company's Form 8-K as filed with the Securities and Exchange Commission on November 3, 1998)

21.1            Subsidiaries of the Registrant.(1)

23.1            Consent of PricewaterhouseCoopers LLP

24.1            Power of Attorney (see signature page S-1).

27.1            Financial Data Schedule for the year ended December 31, 1998.

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