Form 10QSB
period 1999-03-31
MICRO THERAPEUTICS INC
filed 1999-05-24
CIK 311407

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED March 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ________________ TO ___________________.


                          Commission file number 0-6523


                            MICRO THERAPEUTICS, INC.
        (exact name of small business issuer as specified in its charter)


             Delaware                                          33-0569235
  (State or other jurisdiction                               I.R.S. Employer
of incorporation or organization)                         Identification Number)


                      2 Goodyear, Irvine, California 92618
                    (Address of principal executive offices)


                                 (949) 837-3700
                           (Issuer's telephone number)


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

                               Yes [X]   No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


          Class                                       Outstanding at May 4, 1999
          -----                                       --------------------------
Common Stock, $.001 par value                                 6,806,462

Transitional small business disclosure format:  Yes [ ]  No [X]


                               Page 1 of 27 Pages
                            Exhibit Index on Page 26

                            MICRO THERAPEUTICS, INC.

                              INDEX TO FORM 10-QSB


                                                                                        Page Number
                                                                                        -----------
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Balance Sheet as of March 31, 1999 (unaudited)...........................   3

                Statements of Operations (unaudited) for the Three Months Ended
                   March 31, 1998 and 1999...............................................   4

                Statements of Cash Flows (unaudited) for the Three Months Ended
                   March 31, 1998 and 1999...............................................   5

                Notes to Financial Statements............................................ 6-7

        Item 2. Management's Discussion and Analysis or Plan of Operation................8-23

PART II. OTHER INFORMATION

        Item 1.Legal Proceedings.........................................................  24

        Item 6.Exhibits and Reports on Form 8-K..........................................  24

SIGNATURES...............................................................................  25

                            MICRO THERAPEUTICS, INC.

                                  BALANCE SHEET
                                 March 31, 1999
                                   (Unaudited)

                                  A S S E T S:

                                                                                                    Pro Forma
                                                                                                     (Note 5)
                                                                                                   ------------
Current assets:
  Cash and cash equivalents                                                    $ 13,437,677        $ 13,437,677
  Accounts receivable, net of allowance for doubtful accounts
    of $10,554                                                                      506,986             506,986
  Inventories, net of allowance for obsolescence of $52,932                       1,140,387           1,140,387
  Prepaid expenses and other current assets                                         462,406             462,406
                                                                               ------------        ------------

         Total current assets                                                    15,547,456          15,547,456

Property and equipment, net of accumulated depreciation
  of $768,313                                                                     2,333,173           2,333,173
Patents and licenses, net of accumulated amortization
  of $119,999                                                                     1,180,524           1,180,524
Other assets                                                                         78,959              78,959
                                                                               ------------        ------------
         Total assets                                                          $ 19,140,112        $ 19,140,112
                                                                               ============        ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Current liabilities:
  Accounts payable                                                             $    533,961        $    533,961
  Accrued salaries and benefits                                                     481,978             481,978
  Accrued liabilities                                                               437,693             437,693
  Deferred revenue                                                                  600,000             600,000
  Current portion of equipment line of credit                                        73,235              73,235
                                                                               ------------        ------------
         Total current liabilities                                                2,126,867           2,126,867

Deferred revenue                                                                    850,000             850,000
Equipment line of credit                                                             56,010              56,010
Notes payable, net of unamortized discounts of $3,076,559
 ($1,289,512 pro forma)                                                          16,923,441           8,710,488
                                                                               ------------        ------------
         Total liabilities                                                       19,956,318          11,743,365
                                                                               ------------        ------------
Commitments and contingencies

Stockholders' equity (deficiency):
  Preferred stock, $0.001 par value, 5,000,000 shares authorized;
    no shares issued or outstanding
  Common stock, $0.001 par value, 20,000,000 shares authorized;
    6,790,885 shares issued and outstanding (7,753,808 shares pro forma)              6,791               7,754
  Additional paid-in capital                                                     29,674,260          39,539,825
  Unearned compensation                                                             (31,912)            (31,912)
  Accumulated deficit                                                           (30,465,345)        (32,118,920)
                                                                               ------------        ------------
         Total stockholders' equity (deficiency)                                   (816,206)          7,396,747
                                                                               ------------        ------------
         Total liabilities and stockholders' equity (deficiency)               $ 19,140,112        $ 19,140,112
                                                                               ============        ============

See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.

                            STATEMENTS OF OPERATIONS
               For The Three Months Ended March 31, 1998 and 1999
                                   (Unaudited)

                                                       1998                 1999
                                                    -----------        -----------
Net sales                                           $   905,729        $   812,753
Cost of sales                                           426,633            649,362
                                                    -----------        -----------
       Gross margin                                     479,096            163,391

Costs and expenses:
  Research and development                            1,159,154          1,692,062
  Selling, general and administrative                 1,353,397          1,696,161
                                                    -----------        -----------
       Total costs and expenses                       2,512,551          3,388,223
                                                    -----------        -----------
       Loss from operations                          (2,033,455)        (3,224,832)
                                                    -----------        -----------

Other income (expense):
  Interest income                                       136,260            169,681
  Interest expense                                     (107,619)          (399,655)
  Other expense, net                                     (1,326)           (22,665)
                                                    -----------        -----------
                                                         27,315           (252,639)
                                                    -----------        -----------

       Loss before provision for income taxes        (2,006,140)        (3,477,471)

Provision for income taxes                                  800                800
                                                    -----------        -----------
       Net loss                                     $(2,006,940)       $(3,478,271)
                                                    ===========        ===========
Per share data :
    Net loss per share (basic and diluted)          $     (0.31)       $     (0.52)
                                                    ===========        ===========

    Weighted average shares outstanding               6,537,000          6,725,000
                                                    ===========        ===========

See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.

                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1999
                                   (Unaudited)

                                                                           1998                1999
                                                                       ------------        ------------
Cash flows from operating activities:
  Net loss                                                             $ (2,006,940)       $ (3,478,271)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
     Depreciation and amortization                                           89,394             157,184
     Amortization of note payable discounts                                  38,142             138,170
     Compensation related to stock options vesting                           18,003              11,378
     Loss on sale of equipment                                                   --              21,260
     Change in operating assets and liabilities:
        Accounts receivable                                                 (36,796)             43,982
        Inventories                                                         (75,431)           (308,746)
        Prepaid expenses and other assets                                  (202,473)           (120,138)
        Accounts payable                                                     55,386            (219,730)
        Accrued salaries and benefits                                       (61,215)            159,832
        Accrued liabilities                                                  89,558              32,536
        Deferred revenue                                                         --             (25,000)
                                                                       ------------        ------------
             Net cash used in operating activities                       (2,092,372)         (3,587,543)
                                                                       ------------        ------------
Cash flows from investing activities:
  Purchase of short-term investments                                     (1,958,005)                 --
  Maturity of short-term investments                                      1,962,468           2,499,016
  Additions to property and equipment                                       (84,364)           (614,239)
  Additions to patents and licenses                                        (142,341)           (121,259)
  Sale of equipment                                                              --              10,600
  Decrease in other assets                                                      202                  --
                                                                       ------------        ------------
             Net cash (used in) provided by investing activities           (222,040)          1,774,118
                                                                       ------------        ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                    93,811              48,592
  Repayments on equipment line of credit                                    (15,076)            (17,370)
                                                                       ------------        ------------
             Net cash provided by financing activities                       78,735              31,222
                                                                       ------------        ------------

             Net decrease in cash and cash equivalents                   (2,235,677)         (1,782,203)
Cash and cash equivalents at beginning of year                            5,175,687          15,219,880
                                                                       ------------        ------------
Cash and cash equivalents at end of period                             $  2,940,010        $ 13,437,677
                                                                       ============        ============
Supplemental schedule of noncash activities:
  Unearned compensation related to terminated employees                $     55,379        $         --
                                                                       ============        ============

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

2.  Summary of Significant Accounting Policies:

    Unaudited Interim Financial Information:

    The financial statements included in this Form 10-QSB have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB, are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Company's 1998 Annual Report on Form 10-KSB include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-QSB. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

3.  Net Loss Per Share

    Net loss per share is calculated under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," by dividing net loss by the weighted average number of common shares issued and outstanding during the period. Potential common shares, represented by options and convertible debt, have been excluded from the calculations due to their anti-dilutive effect. Basic and diluted loss per share are the same for the periods presented.

4.  Segment Information

    During the three months ended March 31, 1998 and 1999, the Company's neuro vascular products were in various phases of research, development, clinical and regulatory processes. Accordingly, the Company's revenues in such periods were derived substantially from its peripheral vascular products. Additional information with respect to revenues for such periods is as follows:

                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                         1998           1999
                                                       --------       --------
    Peripheral vascular
         United States                                 $886,670       $731,690
         International                                   19,059         21,411
                                                       --------       --------
              Total peripheral vascular revenues        905,729        753,101
                                                       --------       --------

    Neuro vascular
         United States                                       --         18,325
         International                                       --         17,710
                                                       --------       --------
              Total neuro vascular revenues                  --         36,035
                                                       --------       --------

    Other
         United States                                       --         23,617
         International                                       --             --
                                                       --------       --------
              Total other revenues                           --         23,617
                                                       --------       --------
    Total revenues                                     $905,729       $812,753
                                                       ========       ========

                            MICRO THERAPEUTICS, INC.

    Due to the predominance of peripheral vascular revenues relative to neuro vascular and other revenues during the three months ended March 31, 1998 and 1999, information such as operating income (loss) and total assets was not used in such periods to evaluate segment performance.

    During the three months ended March 31, 1999, Abbott Laboratories ("Abbott"), the exclusive distributor of the Company's peripheral blood clot therapy product line in the United States and Canada, accounted for 90% of the Company's sales. No other customer accounted for 10% or more of the Company's sales during the three months ended March 31, 1999, and there were no customers who accounted for 10% or more of the Company's sales during the three months ended March 31, 1998.

5.   Subsequent Event

    In August 1998, the Company and Abbott entered into convertible subordinated note, credit and security agreements, under which Abbott provided the Company with (a) $5 million, in exchange for a subordinated note, due August 2003, convertible at Abbott's option into shares of the Company's Common Stock at a conversion rate of $13.00 per share, and (b) a $5 million credit facility, under which the Company borrowed the entire amount available in November 1998. The amount borrowed under the credit facility, due in November 2003, was convertible over the five-year life of the underlying note at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion rate of $15.00 per share. Both notes had a stated interest rate of 5% per annum, which the Company determined was lower than interest rates typically associated with similar debt instruments. Accordingly, the Company recorded discounts aggregating $1,948,656 upon execution of the note agreements, resulting in an imputed interest rate over the terms of both notes of 10%. Such discounts had an aggregate unamortized balance of $1,787,047 at March 31, 1999, which is presented net of the principal amounts of the notes in the accompanying consolidated balance sheet.

    In May 1999, Abbott and the Company consummated a modification of the agreements described above. Under the terms of the modification, Abbott converted $4 million face value of the notes into shares of the Company's common stock at a conversion rate equal to 125% of the average closing price of such stock for the five days ended April 30, 1999 (amounting to a conversion rate of $8.64 per share), and converted the remaining $6 million face value of such notes into shares of the Company's common stock at a rate of $12 per share. As required by generally accepted accounting principles, the Company, in May 1999, recognized a non-recurring, non-cash charge to debt conversion expense, amounting to approximately $1.7 million, representing the aggregate fair market value of the incremental shares issued as a result of the modified conversion rates.

    The pro forma information on the accompanying balance sheet reflects the conversion as if it had been consummated on March 31, 1999, and is based on the carrying value of the debt as of that date.

    The Company and Abbott also entered into an agreement that provides the Company an option to require Abbott to purchase up to $3 million of the Company's common stock at a price of $12 per share. Such option becomes exercisable on July 29, 1999, and remains in effect for ninety days thereafter.

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

OVERVIEW

Since its inception in June 1993, the Company has been primarily engaged in the design, development and marketing of minimally invasive devices for treatment of vascular disease. The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue at least into fiscal 2000 as the Company expends substantial resources to fund research and development, clinical trials, regulatory approvals, and marketing and sales activities.

The Company commenced U.S. commercial shipments of its first thrombolytic infusion catheters in November 1994, but did not generate significant revenues until it established a direct domestic sales force in the second half of 1995. To date, the majority of the Company's revenues have been derived from sales of its initial infusion catheters and related accessories, the Cragg Thrombolytic Brush, and the Castaneda Over The Wire Brush which received FDA approval in February 1998. In August 1998, the Company entered into a distribution agreement with Abbott which provides for distribution of such products by Abbott in the United States and Canada. The Company expects sales of the products mentioned above, and similar products, to provide the majority of the Company's revenues at least through 1999.

The Company currently sells its peripheral vascular products in Europe through a limited number of distributors. In September 1998, the Company entered into a distribution agreement with Century Medical, Inc. ("Century") which provides for distribution of all the Company's products by Century in Japan. Revenues are not expected to be derived from sales in Japan until the Company's products receive regulatory approval in Japan, the first of which occurred in May 1999. In November 1997, the Company signed an agreement with Guidant Corporation ("Guidant") to distribute the Company's neuro products in Europe and, in August 1998, that agreement was expanded to include distribution in Europe of the Company's peripheral embolization products. To date, no revenues have been received under the Guidant arrangement and no significant such revenues are expected until applications of the Company's EMBOLYX(TM) Liquid Embolic System (the "LES") receive CE Mark certification and market training and product launch activities have commenced. The Company, having undergone its annual surveillance audit in April 1999 to maintain its ISO certification, anticipates applying the CE Mark to the peripheral embolization application of the LES, the first LES application to receive the CE Mark, during the second quarter of 1999. Additional CE Mark certifications of the LES are subject to the successful completion of clinical trials, and, accordingly, the Company does not expect that such certifications will be received before the third quarter of 1999.

The Company's products are currently manufactured by the Company at its facility in Irvine, California. Certain accessories are manufactured and processes are performed by contract manufacturers.

Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the rate at which the Company, and third-party distributors, as applicable, establish their domestic and international sales and distribution networks, the progress of clinical trials, and the introduction of competitive products for diagnosis and treatment of neuro and peripheral vascular disease. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced sales growth in certain recent periods, there can be no assurance that, in the future, the Company will sustain sales growth or gain profitability on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts.

The Company currently manufactures product for stock and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a significant backlog in the near term.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1998 and March 31, 1999

Net sales for the quarter ended March 31, 1999 decreased 10% to $812,753 as compared to $905,729 for the corresponding period in 1998. On a unit basis, all the Company's peripheral vascular therapy product lines experienced increases in sales from 1998 to 1999. However, substantially all of the sales in the 1999 quarter were made to Abbott under the terms of the exclusive distribution agreement with Abbott entered into in August 1998, discussed below, which resulted in lower average selling prices per unit relative to the corresponding quarter in 1998, during which sales were made directly by the Company to end-user customers. In addition, sales during the first quarter of 1999 were adversely affected by manufacturing issues, being addressed by Abbott, related to its thrombolytic drug, Abbokinase(R), (urokinase for injection). The issues surrounding Abbott's ability to supply Abbokinase to the blood clot therapy market correspondingly affected sales of the Company's blood clot therapy products. Sales to Abbott under this agreement accounted for 90% of total sales for the quarter ended March 31, 1999. International sales represented 2% of total sales for the quarter ended March 31, 1998 and 5% of total sales for the quarter ended March 31, 1999.

On August 12, 1998, the Company entered into a ten-year distribution agreement with Abbott that provides Abbott with exclusive rights to distribute the Company's peripheral blood clot therapy products in the U.S. and Canada. Upon shipment of product by the Company to Abbott, the Company receives an initial purchase price payment from Abbott, as provided in the agreement. Abbott provides additional purchase price payments to the Company based upon Abbott's net sales, as defined in the agreement. The Company anticipates unit volume and sales related to its U.S. peripheral vascular products to increase under the agreement with Abbott, however, there can be no assurance as to such increases occurring. The Company could experience a decrease in sales for some period during the initial year of the distribution agreement due to (a) transition issues that may occur in transferring the distribution function to Abbott, (b) lower unit prices the Company receives from Abbott under the agreement, relative to the unit prices the Company obtained directly from end-user customers, and
(c) a lag in the timing of revenue recognition with respect to the additional purchase price payments received from Abbott based upon Abbott's sales, relative to the time at which product was originally shipped by the Company to Abbott. This decrease could exist until such time as the expected increase in unit volume, should it occur, combined with the aforementioned additional purchase price payments, offsets the effect of the factors discussed above.

Cost of sales increased to $649,362 for the quarter ended March 31, 1999 from $426,633 for the corresponding quarter of 1998, and increased, as a percentage of sales, from 47% in the first quarter of 1998 to 80% in the corresponding quarter of 1999. The dollar increase is attributable primarily to the increase in unit sales volume. The increase in the cost of sales percentage was due to unpredictable sales volume occasioned by the issues surrounding Abbokinase, the lower unit prices the Company receives from Abbott and the lag in the timing of revenue recognition with respect to the additional purchase price payments to be received from Abbott based upon Abbott's sales, all as discussed above. The Company expects that products covered by the distribution agreement with Abbott will continue to reflect higher cost of sales as a percentage of sales, relative to such percentages experienced by the Company prior to entering into the agreement with Abbott due to the considerations regarding unit prices and timing of the additional purchase price payments, previously discussed.

Research and development expenses, including regulatory and clinical expenses, increased 46% from $1,159,154 for the first quarter of 1998 to $1,692,062 for the corresponding quarter of 1999. This increase was primarily attributable to a higher level of personnel associated with the Company's increased research and development activities and increased expenditures related to development of neuro vascular products. The Company expects to continue to increase research and development costs for such activities as clinical trials related to EMBOLYX.

Selling, general and administrative expenses increased 25% from $1,353,397 for the first quarter of 1998 to $1,696,161 for the corresponding quarter of 1999. This increase was primarily attributable to the elevated activity level of the Company and the related increases in infrastructure. To finance the cost of the contractual obligation to dedicate its sales force to the transition of distribution to Abbott, which obligation culminated in the first quarter of 1999, the Company received a non-refundable $1 million milestone payment from Abbott in October 1998. However, to conform to generally accepted accounting principles, the Company is amortizing this payment over the initial ten-year term of the agreement with Abbott. The Company expects to maintain or increase the level of its infrastructure and, accordingly, the level of selling, general and administrative expense, commensurate with expected increases in sales. However, there is no assurance that such sales increases will occur. In April 1999, Abbott agreed to make an additional payment to the Company solely as consideration for the continued resource commitment of the Company's sales representatives to the transition of distribution to Abbott, which payment is expected to result in lower expense levels for the quarter ending June 30, 1999.

Other income declined from $27,315 for the first quarter of 1998 to a net expense of $252,639 for the corresponding quarter of 1999, due to the interest expense related to notes payable that were issued to Guidant, Abbott and Century at various times during the second, third and fourth quarters of 1998. In May 1999, Abbott and the Company consummated a modification to their subordinated convertible note, credit and security agreements. Under the terms of the amendment, Abbott converted the $10 million of the Company's convertible subordinated notes it held into shares of the Company's common stock at lower conversion rates than existed under the terms of the original agreements. As a result of this amendment, the Company, as required by generally accepted accounting principles, recorded a non-recurring, non-cash charge to debt conversion expense amounting to approximately $1.7 million. This non-recurring charge is expected to result in an increase to other expense, net, for the second fiscal quarter of 1999. Excluding the effects of the non-recurring debt conversion charge, the Company expects that other expense, consisting primarily of interest expense, net of interest income, will be lower during the second and third fiscal quarters of 1999 due to the effects of the aforementioned conversion of debt. In subsequent quarters, however, it is expected that the effects of continuing decreases in cash, cash equivalents and short term investments, as such resources are utilized in operations, will result in increases to net interest expense, and, accordingly, other expense, net.

As a result of the items discussed above, the Company incurred a net loss of $3,478,271 for the quarter ended March 31, 1999 compared to $2,006,940 for the corresponding quarter in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $30 million at March 31, 1999. To fund its operations, the Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million. Additionally, in November 1997, the Company received $5 million from Guidant under terms of a convertible note agreement. In April 1998, the Company achieved a milestone set forth in the agreement with Guidant, and elected, under the terms of the agreement, to have Guidant loan the Company $2 million and purchase from it $500,000 of the Company's common stock at approximately $10.50 per share, the proceeds from which were received in May 1998.

Concurrent with the execution of the distribution agreement with Abbott in August 1998, the Company and Abbott entered into convertible subordinated note, credit and security agreements, under which Abbott provided the Company with (a) $5 million, in exchange for a five-year subordinated note, convertible at Abbott's option into shares of the Company's Common Stock at a conversion rate of $13.00 per share, and (b) a $5 million credit facility, available for one year from the date of the agreement and repayable five years from the date of the agreement, with amounts borrowed under the facility convertible over the five-year life of the underlying note at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion rate of $15.00 per share. In October 1998, the Company elected to borrow the entire $5 million under this facility, the proceeds of which were received in November 1998. Both notes had a stated interest rate of 5% per annum. For financial statement reporting purposes, this rate was adjusted to reflect an imputed market rate of interest as of the date of each of the notes. In May 1999, Abbott and the Company consummated a modification of the agreements described above. Under the terms of the modification, Abbott converted $4 million face value of the notes into shares of the Company's Common Stock at a conversion rate equal to 125% of the average closing price of such stock for the five days ended April 30, 1999 (amounting to a conversion rate of $8.64 per share), and converted the remaining $6 million face value of such notes into shares of the Company's common stock at a rate of $12 per share.

The Company and Abbott also entered into an agreement that provides the Company an option to require Abbott to purchase up to $3 million of the Company's common stock at a price of $12 per share. Such option becomes exercisable on July 29, 1999, and remains in effect for ninety days thereafter.

In October 1998, under the terms of the distribution agreement, Abbott furnished the Company with a non-refundable $1 million marketing payment upon Abbott's first commercial sale of product. For financial statement purposes, this payment is being amortized into income on a straight-line basis over the initial term of the agreement which continues through 2008.

The distribution agreement required the Company to commit the resources of its sales representatives for the first six months of the agreement to the transition of the distribution function to Abbott. This six-month period terminated on March 31, 1999. In April 1999, Abbott agreed to make an additional $500,000 payment to the Company solely as consideration for the continued resource commitment of the Company's sales representatives to the transition of distribution to Abbott through June 30, 1999.

Upon shipment of product by the Company to Abbott, the Company receives an initial purchase price payment from Abbott as provided in the agreement. Abbott provides additional purchase price payments to the Company based upon Abbott's net sales, as defined in the agreement.

Concurrent with the execution of the distribution agreement with Century in September 1998, the Company and Century entered into convertible subordinated note and credit agreements, under which Century provided the Company with (a) $3 million, in exchange for a five-year subordinated note, convertible at Century's option into shares of the Company's common stock at a conversion rate of $15.00 per share, and (b) a $2 million credit facility. The availability of the facility commences at such time that the Company obtains a CE Mark in Europe for an EMBOLYX-related application and expires on September 30, 1999. Amounts borrowed under the facility are repayable five years from the date of the agreement and are convertible over the five-year life of the underlying note at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion rate of 1.5 times the then market price, as defined in the agreements, of the Company's Common Stock. Both notes have a stated interest rate of 5% per annum. This rate, with respect to the note outstanding as of March 31, 1999, for financial statement reporting purposes, has been adjusted to reflect an imputed market rate of interest as of the date of the note. The rate of the note underlying the credit facility will be similarly adjusted in future periods, as necessary, in the event that amounts are borrowed under such credit facility. Under the terms of the distribution agreement, Century made a $500,000 advance payment to the Company on September 30, 1998, which amount is to be applied against Century's first future purchase orders for the Company's peripheral blood clot therapy products. The Company has recorded this payment as deferred revenue and will recognize sales revenue from such amount as the Company makes shipments to Century under such purchase orders. Upon achievement of the first regulatory approval in Japan for an application of the Company's EMBOLYX Liquid Embolic System, Century, under the terms of the distribution agreement, will make a $1 million advance payment to the Company, which amount is to be applied against Century's first future purchase orders for EMBOLYX-related product.

As of March 31, 1999, the Company had cash, cash equivalents and short-term investments of $13.4 million. Cash used in the Company's operations for the quarter ended March 31, 1999 was approximately $3.6 million, reflecting the loss from operations, increases in inventories, prepaid expenses and other current assets and decreases in accounts payable and deferred revenue, net of decreases in accounts receivable and other receivables, and an increase in accrued liabilities. The increase in inventory reflects the anticipation of additional orders from Abbott, and initial orders from Guidant and Century, pending regulatory approvals. Prepaid expenses increased primarily due to the payment of annual insurance premiums. Cash provided by investing activities for the quarter ended March 31, 1999 was approximately $1.8 million primarily reflecting the maturity of short-term investments, the proceeds of which were reinvested in cash equivalents, expenditures for property and equipment (primarily leasehold improvements for the Company's new facility, furniture and fixtures, and the license and installation of a new enterprise resource planning software system and related hardware), and for intellectual property. While continued investments will be made for property and equipment, the components of which are described above (as regards the Company's compliance with issues related to the Year 2000, see "Impact of The Year 2000 Issue," below), and for intellectual property, the Company has no significant capital commitments as of March 31, 1999. Cash provided by financing activities was approximately $31,000.

The Company plans to finance its capital and operational needs principally from its existing capital resources at March 31, 1999, the proceeds from the credit facility with Century, should the Company satisfy the conditions regarding the availability of such funds, which satisfaction cannot be assured, and the proceeds from the Company's option to require Abbott to purchase additional shares of the Company's common stock, should the Company elect to exercise such option.

The Company believes current resources will be sufficient to fund its operations into 2000. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including results under the distribution agreements with Guidant, Abbott and Century, and similar future agreements, should any be entered into, progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements will also depend on the demands created by its operational and development programs, including requirements for sales and marketing growth.

IMPACT OF THE YEAR 2000 ISSUE

In less than nine months, companies may face a potentially serious problem if information systems, software applications and operational programs written in the past do not properly recognize calendar dates beginning in the Year 2000 (the "Year 2000 issue"). This problem could affect both information technology ("IT") systems (for example, computer hardware and software) and non-IT systems (for example, systems or machines with embedded microcontrollers) with the result being the possible malfunctioning or non-functioning of such systems.

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

The Company has an internal task force that undertakes such activities as creating awareness within the Company of the Year 2000 issue, assessing the Company's IT and non-IT systems' compliance with respect to the Year 2000 issue, implementing remedial action to address non-compliance and establishing controls for ongoing compliance. As regards IT systems, the Company has obtained written representations from the manufacturer of the financial system software currently utilized by the Company and from the manufacturers of the enterprise resource planning software and the other software systems the Company anticipates installing during the first half of 1999. Based on such written representations, the Company believes that such software will not be affected by the Year 2000 issue, and the Company believes that its existing information systems equipment, primarily composed of personal computers, will be minimally impacted by the Year 2000 issue, as the Company intends to replace the majority of those systems which may be affected by this problem by the fourth quarter of 1999 due to technological obsolescence. With respect to non-IT systems, the Company, having completed its move to its new facility in December 1998, has taken steps to reduce the volume of outside manufacturing and processing, and to establish on-site capabilities. In this transition, the Company's plan is to install systems, as necessary, that are Year 2000 compliant. Also in connection with the move to the new facility, the Company has taken steps to obtain written representations as to compliance with the Year 2000 requirements from manufacturers of systems that are installed in the facility. In addition, the Company has initiated communications with its suppliers and service providers to assess such parties' status with respect to the Year 2000 issue, and the Company has established policies regarding internal approval for it to transact business with current and future suppliers and service providers that is predicated, in part, on such parties' compliance with Year 2000 requirements.

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

LIMITED OPERATING HISTORY; ABSENCE OF PROFITABILITY. The Company was incorporated in 1993. To date, the Company's business has generated limited product sales. From its inception through March 31, 1999, the Company incurred cumulative losses of approximately $30 million. The Company expects to incur additional losses as it expands its research and development, manufacturing and marketing efforts. No assurance can be given that the Company will achieve significant sales of its products or that such sales will lead to profitability. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to the introduction of its current and future products, or the Company's research and development, manufacturing and marketing efforts. Such delays or expenses could have a material adverse effect on the Company's business, operating results and financial condition.

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

The distribution agreement with Abbott required the Company to commit the resources of its sales representatives for the first six months of the agreement to the transition of the distribution function to Abbott. This six-month period terminated on March 31, 1999. In April 1999, Abbott agreed to make an additional $500,000 payment to the Company solely as consideration for the continued resource commitment of the Company's sales representatives to the transition of distribution to Abbott through June 30, 1999. In addition, the Company and Abbott entered into an agreement that provides the Company an option to require Abbott to purchase up to $3 million of the Company's common stock at a price of $12 per share. Such option becomes exercisable on July 29, 1999, and remains in effect for ninety days thereafter.

There is no assurance, however, that, should the Company achieve the milestone set forth in the agreement with Century and should the Company elect to exercise its option to require Abbott to purchase additional shares of the Company's common stock, the resulting proceeds would satisfy the Company's then-current working capital requirements. Other than under the terms of the agreements mentioned above, the Company currently has no other committed external sources of funds. Should existing resources be insufficient to fund the Company's activities, the Company will seek to raise additional funds through public or private financing. There can be no assurance that additional financing will be available or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then-existing stockholders may result. If adequate funds are not available, the Company's business, operating results and financial condition may be materially adversely affected.

DEPENDENCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The success of the Company will depend, in part, on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of others. The patent position of a medical device company may involve complex legal and factual issues. As of May 1, 1999, the Company held twenty-six issued U.S. patents, one issued foreign patent and has thirty-eight U.S. and twenty-nine foreign patent applications pending. The Company's issued U.S. patents cover technology underlying the LES (including both liquid embolic implantables as well as access and delivery catheters), carotid and intra-cerebral stents, coatings, the Cragg MicroValve, infusion wires, and the Cragg Thrombolytic Brush. The expiration dates of these patents range from 2009 to 2015. The pending claims cover additional aspects of liquid embolic material, access and microcatheter delivery devices, carotid and intra-cerebral stent technologies, coatings, non-vascular liquid embolic products, infusion catheters, infusion wires, and the Thrombolytic Brush. Each product area the Company is pursuing is covered by at least two issued patents and, in most instances, three pending patents. One of the patents used by the Company is currently licensed by the Company from Andrew Cragg, M.D. There can be no assurance that issued patents will provide significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. There also can be no assurance that patents belonging to competitors will not require the Company to alter its technology and products, pay licensing fees or cease to market or develop its current or future technology and products. The Company also relies on trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire equivalent technology or that the Company can maintain such technology as trade secrets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. The failure of the Company to protect its intellectual property rights could have a material adverse effect on its business, operating results and financial condition.

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

LIMITED MARKETING EXPERIENCE; LACK OF DISTRIBUTION. The Company's experience in working with third-party distributors is limited. In November 1997, the Company executed a distribution agreement with Guidant to provide for the distribution of the Company's neuro vascular product in Europe, and, in August 1998, the Company and Guidant agreed to expand such distribution agreement to provide for the distribution of the Company's peripheral embolization applications of the LES. In August 1998, the Company executed a distribution agreement with Abbott to provide for distribution of the Company's peripheral vascular products in the United States and Canada, and in September 1998, the Company executed a distribution agreement with Century to provide for distribution of all the Company's products in Japan. There can be no assurance, however, that Guidant will be able to successfully market the Company's products, that the Company will be able to successfully transition marketing and sales responsibilities to Abbott, or that Abbott will be successful in marketing the Company's products. Also, there can be no assurance that Century will be successful in assisting the Company in obtaining necessary regulatory approvals in Japan, or, if such approvals are obtained, that Century would be successful in marketing the Company's products. The Company's sales force consists of six people in the United States, all of whom have been with the Company for a limited time. There is competition for sales personnel experienced in interventional medical device sales and, there can be no assurance that the Company will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. The Company intends to market and sell its products outside the United States principally through distributors and believes that it will need to continue to expand its distributor network or develop its own sales force. The Company's ability to market its products in certain areas may depend on strategic alliances with marketing partners such as Guidant, Abbott and Century. Other than the agreements with Guidant, Abbott and Century, there can be no assurance that the Company will be able to enter into distribution agreements on acceptable terms or at all. Also, there can be no assurance that such agreements will be successful in developing the Company's marketing capabilities or that the Company will be able to successfully develop a direct sales force. Such failure could have a material adverse effect on the Company's business, operating results and financial condition.

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

In the European Union, the Company will be required to maintain the certifications it has obtained which are necessary to affix the CE Mark to the applicable products, and to obtain additional such certifications with respect to affixing the CE Mark to new products, in order to sell its products in member countries of the European Union. The Company has received CE Mark certifications with respect to its peripheral blood clot therapy products, micro catheters and guidewire. The Company, having undergone its annual surveillance audit in April 1999 to maintain its ISO and CE Mark certifications, anticipates applying the CE Mark to the peripheral embolization application of the LES, the first LES application to receive the CE Mark, and to its balloon system during the second quarter of 1999. The Company anticipates obtaining certifications with respect to certain additional application of the LES upon successful completion of required clinical studies. However, there can be no assurance that such clinical studies will be successfully completed or that such certifications will be obtained. Moreover, there can be no assurance that the Company will be able to maintain its existing certifications. In addition, federal, state, local and international government regulations regarding the manufacture and sale of health care products and diagnostic devices are subject to future change and additional regulations may be adopted which may materially adversely affect the Company's business, operating results and financial condition.

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

In April 1999, the Company was notified by The Nasdaq-Amex Group ("Nasdaq") that it did not meet the requirements for the Company's common stock to continue to be listed on the Nasdaq National Market. The Company submitted for Nasdaq's consideration a proposal and definitive plan for compliance, and, in May 1999, consummated agreements with Abbott resulting in the conversion of $10 million of notes held by Abbott into shares of the Company's common stock, and providing the Company with an option, effective July 29, 1999 and continuing in effect for ninety days thereafter, to require Abbott to purchase up to $3 million of the Company's common stock in support of such plan. Nasdaq has informed the Company that it considers the Company's actions to be sufficient so as to support continued listing of the Company's common stock on the Nasdaq National Market presently. There is no assurance, however, that the Company will be able to remain in compliance with the Nasdaq National Market continued listing requirements. Should Nasdaq determine in the future that such continued listing is not supported, the Company's stock price could be materially and adversely affected.

RISKS ASSOCIATED WITH YEAR 2000 ISSUE. In less than nine months, companies may face a potentially serious problem if information systems, software applications and operational programs written in the past do not properly recognize calendar dates beginning in the Year 2000 (the "Year 2000 issue"). This problem could affect both information technology ("IT") systems (for example, computer hardware and software) and non-IT systems (for example, systems or machines with embedded microcontrollers) with the result being the possible malfunctioning or non-functioning of such systems.

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

The Company has an internal task force that undertakes such activities as creating awareness within the Company of the Year 2000 issue, assessing the Company's IT and non-IT systems' compliance with respect to the Year 2000 issue, implementing remedial action to address non-compliance and establishing controls for ongoing compliance. As regards IT systems, the Company has obtained written representations from the manufacturer of the financial system software currently utilized by the Company and from the manufacturers of the enterprise resource planning software and the other software systems the Company anticipates installing during the first half of 1999. Based on such written representations, the Company believes that such software will not be affected by the Year 2000 issue, and the Company believes that its existing information systems equipment, primarily composed of personal computers, will be minimally impacted by the Year 2000 issue, as the Company intends to replace the majority of those systems which may be affected by this problem by the fourth quarter of 1999 due to technological obsolescence. With respect to non-IT systems, the Company, having completed its move to its new facility in December 1998, has taken steps to reduce the volume of outside manufacturing and processing, and to establish on-site capabilities. In this transition, the Company's plan is to install systems, as necessary, that are Year 2000 compliant. Also in connection with the move to the new facility, the Company has taken steps to obtain written representations as to compliance with the Year 2000 requirements from manufacturers of systems that are installed in the facility. In addition, the Company has initiated communications with its suppliers and service providers to assess such parties' status with respect to the Year 2000 issue, and the Company has established policies regarding internal approval for it to transact business with current and future suppliers and service providers that is predicated, in part, on such parties' compliance with Year 2000 requirements.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            See Index to Exhibits on Page 27 of this Quarterly Report on Form 10-QSB.

        (b) REPORTS ON FORM 8-K

            No reports on Form 8-K were filed, or required to be filed, by the Company during the quarterly period ended March 31, 1999.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   MICRO THERAPEUTICS, INC.



Date: May 21, 1999                                By: /s/ Harold A. Hurwitz
                                                      --------------------------
                                                      Harold A. Hurwitz
                                                      Chief Financial Officer

                                  EXHIBIT INDEX


   Exhibit
   Number                            Description
   ------                            -----------
    27.1       Financial Data Schedule - Three Months Ended March 31, 1999.