Form 10QSB
period 1999-06-30
MICRO THERAPEUTICS INC
filed 1999-08-12
CIK 311407

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999.

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

                                                          Yes  [X]   No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


                   Class                        Outstanding at July 21, 1999

        Common Stock, $.001 par value                   7,786,386

Transitional small business disclosure format:  Yes  [ ]   No  [X]



                               Page 1 of 30 Pages
                            Exhibit Index on Page 27

                            MICRO THERAPEUTICS, INC.
                              INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION                                                          Page Number

        Item 1. Financial Statements

                  Balance Sheet as of June 30, 1999 (unaudited)..............................3

                  Statements of Operations (unaudited) for the Three and Six Months
                      Ended June 30, 1998 and 1999...........................................4

                  Statements of Cash Flows (unaudited) for the Six Months Ended
                      June 30, 1998 and 1999.................................................5

                  Notes to Financial Statements............................................6-7

        Item 2. Management's Discussion and Analysis or Plan of Operation.................8-24

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings...........................................................25

        Item 6. Exhibits and Reports on Form 8-K............................................25

SIGNATURES..................................................................................26

                            MICRO THERAPEUTICS, INC.
                                  BALANCE SHEET
                                  June 30, 1999
                                   (UNAUDITED)

                                     ASSETS:

Current assets:
  Cash and cash equivalents                                                  $  4,638,849
  Short term investments                                                        4,999,277
  Accounts receivable, net of allowance for doubtful accounts of $9,794         1,126,880
  Inventories, net of allowance for obsolescence of $119,491                    1,216,110
  Prepaid expenses and other current assets                                       462,366
                                                                             ------------

            Total current assets                                               12,443,482

Property and equipment, net of accumulated depreciation of $924,223             2,372,698
Patents and licenses, net of accumulated amortization of $136,279               1,308,852
Other assets                                                                       78,900
                                                                             ------------
            Total assets                                                     $ 16,203,932
                                                                             ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                                           $    175,947
  Accrued salaries and benefits                                                   727,972
  Accrued liabilities                                                             431,632
  Deferred revenue                                                                535,005
  Current portion of equipment line of credit                                      70,350
                                                                             ------------

            Total current liabilities                                           1,940,906

Deferred revenue                                                                  825,000
Equipment line of credit                                                           40,902
Notes payable, net of unamortized discounts of $1,222,314                       8,777,686
                                                                             ------------

            Total liabilities                                                  11,584,494
                                                                             ------------

Commitments and contingencies

Stockholders' equity :
  Preferred stock, $0.001 par value, 5,000,000 shares authorized;
    no shares issued or outstanding
  Common stock, $0.001 par value, 20,000,000 shares authorized;
    7,781,268 shares issued and outstanding                                         7,781
  Additional paid-in capital                                                   39,673,079
  Unearned compensation                                                           (20,534)
  Accumulated deficit                                                         (35,040,888)
                                                                             ------------

            Total stockholders' equity                                          4,619,438
                                                                             ------------

            Total liabilities and stockholders' equity                       $ 16,203,932
                                                                             ============

See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

                                                       For the Three Months Ended         For the Six Months Ended
                                                     ------------------------------    ------------------------------
                                                     June 30, 1998    June 30, 1999    June 30, 1998    June 30, 1999
                                                     -------------    -------------    -------------    -------------

Net sales                                             $ 1,038,648      $ 1,080,506      $ 1,944,377      $ 1,893,259
Cost of sales                                             481,496          858,228          908,129        1,507,590
                                                      -----------      -----------      -----------      -----------

           Gross margin                                   557,152          222,278        1,036,248          385,669
                                                      -----------      -----------      -----------      -----------

Costs and expenses:
  Research and development                              1,291,714        1,917,997        2,450,868        3,610,060
  Selling, general and administrative                   1,475,912        1,040,048        2,829,309        2,736,209
                                                      -----------      -----------      -----------      -----------

           Total costs and expenses                     2,767,626        2,958,045        5,280,177        6,346,269
                                                      -----------      -----------      -----------      -----------

           Loss from operations                        (2,210,474)      (2,735,767)      (4,243,929)      (5,960,600)
                                                      -----------      -----------      -----------      -----------

Other income (expense):
  Interest income                                         117,561          126,121          253,821          295,802
  Interest expense                                       (122,259)      (1,964,553)        (229,878)      (2,364,208)
  Other expense, net                                       (4,304)          (1,345)          (5,630)         (24,008)
                                                      -----------      -----------      -----------      -----------
                                                           (9,002)      (1,839,777)          18,313       (2,092,414)
                                                      -----------      -----------      -----------      -----------

           Loss before provision for income taxes      (2,219,476)      (4,575,544)      (4,225,616)      (8,053,014)

Provision for income taxes                                                                      800              800
                                                      -----------      -----------      -----------      -----------

           Net loss                                   $(2,219,476)     $(4,575,544)     $(4,226,416)     $(8,053,814)
                                                      ===========      ===========      ===========      ===========

Per share data:
    Net loss per share (basic and diluted)            $     (0.34)     $     (0.64)     $     (0.64)     $     (1.16)
                                                      ===========      ===========      ===========      ===========
    Weighted average shares outstanding                 6,622,000        7,162,000        6,580,000        6,945,000
                                                      ===========      ===========      ===========      ===========

See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                   (UNAUDITED)

                                                                              1998              1999
                                                                           ------------      ------------
Cash flows from operating activities:
  Net loss                                                                 $ (4,226,416)     $ (8,053,814)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                              185,597           329,374
     Amortization of note payable discounts                                      77,238           238,307
     Compensation related to stock options vesting                               29,381            22,756
     Loss on sale of equipment                                                    2,864            21,260
     Provision for doubtful accounts                                                734            (2,621)
     Provision for inventory obsolescence                                        50,500            60,921
     Debt conversion charge                                                                     1,651,585
     Change in operating assets and liabilities:
        Accounts receivable                                                     (79,411)         (573,291)
        Inventories                                                            (146,387)         (445,390)
        Prepaid expenses and other assets                                       (88,638)         (156,129)
        Accounts payable                                                         98,713          (577,744)
        Accrued salaries and benefits                                           (14,575)          405,826
        Accrued liabilities                                                      15,902            26,475
        Deferred revenue                                                                         (114,995)
                                                                           ------------      ------------
                  Net cash used in operating activities                      (4,094,498)       (7,167,480)
                                                                           ------------      ------------

Cash flows from investing activities:
  Purchase of short-term investments                                         (8,895,569)       (4,999,277)
  Maturity of short-term investments                                         15,200,000         2,499,016
  Additions to property and equipment                                          (261,352)         (809,674)
  Additions to patents and licenses                                            (255,370)         (265,867)
  Sale of equipment                                                                                10,600
  Decrease in other assets                                                          202            36,090
                                                                           ------------      ------------
                  Net cash provided by (used in) investing activities         5,787,911        (3,529,112)
                                                                           ------------      ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                        574,560            88,759
  Proceeds from exercise of stock options                                       152,682            62,165
  Borrowings on note payable                                                  2,000,000
  Repayments on equipment line of credit                                        (30,695)          (35,363)
                                                                           ------------      ------------
                  Net cash provided by financing activities                   2,696,547           115,561
                                                                           ------------      ------------
                  Net increase (decrease) in cash and cash equivalents        4,389,960       (10,581,031)

Cash and cash equivalents at beginning of year                                5,175,687        15,219,880
                                                                           ------------      ------------
Cash and cash equivalents at end of period                                 $  9,565,647      $  4,638,849
                                                                           ============      ============

Supplemental schedule of noncash activities:
  Unearned compensation related to terminated employees                    $     79,542      $     22,756
  Conversion of debt                                                                         $  8,245,892


See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  Description of the Company

    Micro Therapeutics, Inc. ("MTI" or the "Company") was incorporated on June 11, 1993 in California and was reincorporated in Delaware in November 1996 to develop, manufacture and market minimally invasive medical devices for diagnosis and treatment of neuro and peripheral vascular diseases.

2.  Summary of Significant Accounting Policies

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

4.  Segment Information

    During the three and six months ended June 30, 1998 and 1999, products related to the Company's Onyx(TM) Liquid Embolic System ("LES"(TM)), including related access and delivery products, were in various phases of research, development, clinical and regulatory processes. Accordingly, the Company's revenues in such periods were derived substantially from its blood clot therapy products. Additional information with respect to net sales for such periods is as follows:

                         THREE MONTHS ENDED JUNE 30          SIX MONTHS ENDED JUNE 30
                         ---------------------------       ---------------------------
                            1998             1999             1998             1999
                         ----------       ----------       ----------       ----------
Blood clot therapy
     United States       $1,017,941       $  852,324       $1,904,611       $1,583,745
     International           20,707           95,286           39,766          116,697
                         ----------       ----------       ----------       ----------
                          1,038,648          947,610        1,944,377        1,700,442
                         ----------       ----------       ----------       ----------
Onyx LES
     United States                            54,705                            73,030
     International                            39,835                            57,545
                         ----------       ----------       ----------       ----------
                               --             94,540             --            130,575
                         ----------       ----------       ----------       ----------
Other
     United States                            31,896                            55,782
     International                             6,460                             6,460
                         ----------       ----------       ----------       ----------
                               --             38,356             --             62,242
                         ----------       ----------       ----------       ----------

Net sales                $1,038,648       $1,080,506       $1,944,377       $1,893,259
                         ==========       ==========       ==========       ==========

    Due to the predominance of blood clot therapy net sales relative to Onyx LES and other net sales during the three and six months ended June 30, 1998 and 1999, information such as operating income (loss) and total assets was not used in such periods to evaluate segment performance.

    During the three and six months ended June 30, 1999, Abbott Laboratories ("Abbott"), the exclusive distributor of the Company's peripheral blood clot therapy product line in the United States and Canada (Note 5), accounted for 79% and 83%, respectively, of the Company's sales. No other customer accounted for 10% or more of the Company's sales during the three or six months ended June 30, 1999, and there were no customers who accounted for 10% or more of the Company's sales during the three or six months ended June 30, 1998.

5.  Distribution Agreement With Abbott

    In August 1998, the Company entered into a ten-year distribution agreement with Abbott that provides Abbott with exclusive rights to distribute the Company's peripheral blood clot therapy products in the U.S. and Canada. The distribution agreement required the Company to commit the resources of its sales representatives for the first six months of the agreement to the transition of the distribution function to Abbott. This six-month period terminated on March 31, 1999. In April 1999, Abbott agreed to make an additional $500,000 payment to the Company solely as consideration for the continued resource commitment of the Company's sales representatives to the transition of distribution to Abbott through June 30, 1999. This additional payment, which is reflected as a reduction of selling expenses in the accompanying 1999 statements of operations, was received by the Company in July 1999, and, accordingly, is included in accounts receivable in the accompanying balance sheet.

6.  Debt Conversion

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

    In May 1999, Abbott and the Company consummated a modification of the agreements described above. Under the terms of the modification, Abbott converted $4 million face value of the notes into shares of the Company's common stock at a conversion rate equal to 125% of the average closing price of such stock for the five days ended April 30, 1999 (amounting to a conversion rate of $8.65 per share), and converted the remaining $6 million face value of such notes into shares of the Company's common stock at a rate of $12 per share. As required by generally accepted accounting principles, the Company, in May 1999, recognized a non-recurring, non-cash charge to debt conversion expense, amounting to $1,651,585, representing the aggregate fair market value of the incremental shares issued as a result of the modified conversion rates.

    The Company and Abbott also entered into an agreement that provides the Company an option to require Abbott to purchase up to $3 million of the Company's common stock at a price of $12 per share. This option became exercisable on July 29, 1999, and is effective for ninety days thereafter. To date, the Company has not exercised this option.

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

The Company commenced U.S. commercial shipments of its first thrombolytic infusion catheters in November 1994, but did not generate significant revenues until it established a direct domestic sales force in the second half of 1995. To date, the majority of the Company's revenues have been derived from sales of its initial infusion catheters and related accessories, the Cragg Thrombolytic Brush, and the Castaneda Over The Wire Brush which received FDA approval in February 1998. In August 1998, the Company entered into a distribution agreement with Abbott which provides for distribution of such products by Abbott in the United States and Canada. The Company expects sales, under the distribution agreement with Abbott, of the products mentioned above, and similar products, to provide the majority of the Company's revenues at least into fiscal 2000. The Company currently sells such products outside the United States and Canada through a limited number of distributors, however, revenues under these arrangements have not been significant to date.

In November 1997, the Company signed an agreement with Guidant Corporation ("Guidant") to distribute the Company's neuro products in Europe and, in August 1998, that agreement was expanded to include distribution in Europe of the Company's peripheral embolization products. To date, no significant revenues have been received under the Guidant arrangement, nor are such revenues expected until applications of the Company's Onyx(TM) Liquid Embolic System ("LES" (TM)) (formerly marketed as the EMBOLYX(TM) Liquid Embolic System) receive CE Mark certification, and market training and product launch activities are substantially underway. In April 1999, the Company obtained CE Mark approval for the peripheral embolization application of the Onyx LES, and the Company is in the process of accumulating additional clinical data with respect to this application before commencing market training activities. In July 1999, the Company received CE Mark approval for the treatment of arteriovenous malformations ("AVMs") in the brain using the Onyx LES and, accordingly, the Company initiated market training activities in July 1999. The Company expects that product launch activities with respect to the brain AVM application will commence in the third quarter of 1999. Additional CE Mark certifications of the Onyx LES are subject to the successful completion of clinical trials, and, accordingly, the Company does not expect that such certifications will be received before the fourth quarter of 1999.

In September 1998, the Company entered into a distribution agreement with Century Medical, Inc. ("Century") which provides for distribution of all the Company's products by Century in Japan. Revenues are not expected to be derived from sales in Japan until the Company's products receive regulatory approval in Japan, the first of which occurred in May 1999. Accordingly, the Company has not realized significant revenues to date from sales in Japan.

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

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 1998 and 1999

Net sales for the quarter ended June 30, 1999 increased 4% to $1,080,506 as compared to $1,038,648 for the corresponding period in 1998. A substantial portion of the sales in the 1999 quarter were made to Abbott under the terms of the exclusive distribution agreement with Abbott entered into in August 1998, discussed below, which resulted in lower average selling prices per unit relative to the corresponding quarter in 1998, during which sales were made directly by the Company to end-user customers. In addition, sales during the second quarter of 1999 were adversely affected by manufacturing issues, being addressed by Abbott, related to its thrombolytic drug, Abbokinase(R), (urokinase for injection). The issues surrounding Abbott's ability to supply Abbokinase to the blood clot therapy market correspondingly affected sales of the Company's blood clot therapy products. Sales to Abbott under this agreement accounted for 79% of total sales for the quarter ended June 30, 1999. International sales represented 13% of total sales for the quarter ended June 30, 1999 and 2% of total sales for the quarter ended June 30, 1998.

Net sales for the six months ended June 30, 1999 decreased 3% to $1,893,259 in 1999 from $1,944,377 in the corresponding period of 1998. This decrease was attributable, in part, to the substantial portion of sales in the first six months of 1999 that were made to Abbott, resulting in lower average selling prices per unit relative to the corresponding period in 1998, during which sales were made directly by the Company to end-user customers. In addition, the issues related to Abbott's thrombolytic drug, Abbokinase, affected the Company's sales, as discussed above. Sales to Abbott during the six months ended June 30, 1999 accounted for 84% of total sales for the period. International sales represented 10% of total sales for the six months ended June 30, 1999 and 2% for the six months ended June 30, 1998.

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

Cost of sales increased to $858,228 for the quarter ended June 30, 1999 from $481,496 for the corresponding quarter of 1998, and increased, as a percentage of sales, from 46% in the second quarter of 1998 to 79% in the corresponding quarter of 1999. The dollar increase is attributable primarily to the increase in unit sales volume. The increase in the cost of sales percentage was due to unpredictable sales volume occasioned by the issues surrounding Abbokinase, the lower unit prices the Company receives from Abbott and the lag in the timing of revenue recognition with respect to the additional purchase price payments to be received from Abbott based upon Abbott's sales, all as discussed above. Cost of sales increased from $908,129 for the six months ended June 30, 1998 to $1,507,590 for the corresponding period in 1999. Cost of sales as a percentage of sales amounted to 47% for the first six months of 1998, and 80% for the first six months of 1999. Both the dollar and percentage increases are attributable to the same factors discussed above with respect to the quarters also ended June 30, 1999 and 1998. The Company expects that products covered by the distribution agreement with Abbott will continue to reflect higher cost of sales as a percentage of sales, relative to such percentages experienced by the Company prior to entering into the agreement with Abbott due to the considerations regarding unit prices and timing of the additional purchase price payments, previously discussed.

Research and development expenses, including regulatory and clinical expenses, increased 48% from $1,291,714 for the second quarter of 1998 to $1,917,997 for the corresponding quarter of 1999. For the six months ended June 30 1999, such costs increased 47%, from $2,450,868 for the six months ended June 30, 1998 to $3,610,060 for the corresponding period in 1999. These increases were primarily attributable to a higher level of personnel associated with the Company's increased research and development activities, including increased expenditures related to development of the Onyx LES, related clinical trials, market training and development of access and delivery products. The Company expects to continue to increase research and development costs for such activities as discussed above.

Selling, general and administrative expenses decreased 30% from $1,475,912 for the second quarter of 1998 to $1,040,048 for the corresponding quarter of 1999. Such expenses for the six months ended June 30, 1999 decreased 3% to $2,736,209, from $2,829,309 for the corresponding period in 1998. These decreases were primarily attributable to a payment from Abbott, received by the Company in July 1999, as consideration for the continued resource commitment of the Company's sales representatives during the second quarter of 1999 to the transition of distribution to Abbott. Before consideration of such payment, selling, general and administrative costs increased from 1998 to 1999, due to the elevated activity level of the Company and the related increases in infrastructure. The Company expects to maintain or increase the level of its infrastructure and, accordingly, the level of selling, general and administrative expense, commensurate with expected increases in sales. However, there is no assurance that such sales increases will occur.

Interest and other income declined from a net expense of $9,002 for the second quarter of 1998 to a net expense of $1,839,777 for the corresponding quarter of 1999. Similarly, interest and other income declined from $18,313 for the six months ended June 30, 1998, to a net expense of $2,092,414 for the corresponding period in 1999. These changes were due to (a) interest expense related to notes payable that were issued to Guidant, Abbott and Century at various times during the second, third and fourth quarters of 1998, and (b) a non-recurring, non-cash charge, amounting to $1,651,585, related to the early debt conversion by Abbott. The Company expects that interest expense, net of interest income, will be lower during the second half of 1999, relative to the corresponding period in 1998, due to the effects of the aforementioned conversion of debt. In subsequent quarters, however, it is expected that the effects of continuing decreases in cash, cash equivalents and short term investments, as such resources are utilized in operations, will result in increases to net interest expense.

As a result of the items discussed above, the Company incurred a net loss of $4,575,544 and $8,053,814 for the quarter and six months ended June 30, 1999, respectively, compared to $2,219,476 and $4,226,416 for the corresponding respective periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $35 million at June 30, 1999. To fund its operations, the Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million. Additionally, in November 1997, the Company received $5 million from Guidant under terms of a convertible note agreement. In April 1998, the Company achieved a milestone set forth in the agreement with Guidant, and elected, under the terms of the agreement, to have Guidant loan the Company $2 million and purchase from it $500,000 of the Company's common stock at approximately $10.50 per share, the proceeds from which were received in May 1998.

Concurrent with the execution of the distribution agreement with Abbott in August 1998, the Company and Abbott entered into convertible subordinated note, credit and security agreements, under which Abbott provided the Company with (a) $5 million, in exchange for a five-year subordinated note, convertible at Abbott's option into shares of the Company's Common Stock at a conversion rate of $13.00 per share, and (b) a $5 million credit facility, available for one year from the date of the agreement and repayable five years from the date of the agreement, with amounts borrowed under the facility convertible over the five-year life of the underlying note at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion rate of $15.00 per share. In October 1998, the Company elected to borrow the entire $5 million under this facility, the proceeds of which were received in November 1998. Both notes had a stated interest rate of 5% per annum. For financial statement reporting purposes, this rate was adjusted to reflect an imputed market rate of interest as of the date of each of the notes. In May 1999, Abbott and the Company consummated a modification of the agreements described above. Under the terms of the modification, Abbott converted $4 million face value of the notes into shares of the Company's Common Stock at a conversion rate equal to 125% of the average closing price of such stock for the five days ended April 30, 1999 (amounting to a conversion rate of $8.65 per share), and converted the remaining $6 million face value of such notes into shares of the Company's common stock at a rate of $12 per share.

The Company and Abbott also entered into an agreement that provides the Company an option to require Abbott to purchase up to $3 million of the Company's common stock at a price of $12 per share. This option became exercisable on July 29, 1999, and is effective for ninety days thereafter. To date, the Company has not exercised this option.

In October 1998, under the terms of the distribution agreement, Abbott furnished the Company with a non-refundable $1 million marketing payment upon Abbott's first commercial sale of product. For financial statement purposes, this payment is being amortized into income on a straight-line basis over the initial term of the agreement which continues through 2008.

The distribution agreement required the Company to commit the resources of its sales representatives in the United States and Canada for the first six months of the agreement to the transition of the distribution function to Abbott. This six-month period terminated on March 31, 1999. In April 1999, Abbott agreed to make a $500,000 payment to the Company solely as consideration for the continued resource commitment of the Company's sales representatives to the transition of distribution to Abbott through June 30, 1999. The Company received this payment from Abbott in July 1999.

Upon shipment of product by the Company to Abbott, the Company receives an initial purchase price payment from Abbott as provided in the agreement. Abbott provides additional purchase price payments to the Company based upon Abbott's net sales, as defined in the agreement.

Concurrent with the execution of the distribution agreement with Century in September 1998, the Company and Century entered into convertible subordinated note and credit agreements, under which Century provided the Company with (a) $3 million, in exchange for a five-year subordinated note, convertible at Century's option into shares of the Company's common stock at a conversion rate of $15.00 per share, and (b) a $2 million credit facility. The availability of the facility commenced upon the Company's achievement of a milestone in April 1999, and expires on September 30, 1999. Amounts borrowed under the facility are repayable five years from the date of the agreement and are convertible over the five-year life of the underlying note at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion rate of 1.5 times the then market price, as defined in the agreements, of the Company's Common Stock. Both notes have a stated interest rate of 5% per annum. This rate, with respect to the note outstanding as of June 30, 1999, for financial statement reporting purposes, has been adjusted to reflect an imputed market rate of interest as of the date of the note. The rate of the note underlying the credit facility will be similarly adjusted in future periods, as necessary, in the event that amounts are borrowed under such credit facility. Under the terms of the distribution agreement, Century made a $500,000 advance payment to the Company on September 30, 1998, which amount is being applied against Century's purchase orders for the Company's peripheral blood clot therapy products. The Company recorded this payment as deferred revenue and recognizes sales revenue from such amount as the Company makes shipments to Century under such purchase orders. Upon achievement of the first regulatory approval in Japan for an application of the Onyx LES, Century, under the terms of the distribution agreement, will make a $1 million advance payment to the Company, which amount is to be applied against Century's first future purchase orders for Onyx-related product.

As of June 30, 1999, the Company had cash, cash equivalents and short-term investments of approximately $9.6 million. Cash used in the Company's operations for the six months ended June 30, 1999 was approximately $7.2 million, reflecting the loss from operations, increases in inventories, receivables, and prepaid expenses, and decreases in accounts payable and deferred revenue, net of an increase in accrued liabilities. The increase in inventory reflects the anticipation of additional orders from Abbott, and initial orders from Guidant and Century, pending regulatory approvals. The increase in receivables consists primarily of the $500,000 payment from Abbott, received by the Company in July 1999, related to the continued resource commitment of the Company's sales representatives through June 30, 1999, as previously discussed. Cash used by investing activities for the six months ended June 30, 1999 was approximately $3.5 million and primarily reflected the purchase of short-term investments, net of maturities, expenditures for property and equipment (primarily leasehold improvements for the Company's new facility, furniture and fixtures, and the license and installation of a new information systems and related hardware), and for intellectual property. While continued investments will be made for property and equipment, the components of which are described above (as regards the Company's compliance with issues related to the Year 2000, see "Impact of The Year 2000 Issue," below), and for intellectual property, the Company has no significant capital commitments as of June 30, 1999. Cash provided by financing activities was approximately $116,000, consisting of proceeds received by the Company from issuances of common stock under the Company's Employee Stock Purchase Plan, and from the exercise by employees, directors and consultants of stock options, net of repayments by the Company on its equipment line of credit.

The Company plans to finance its capital and operational needs principally from
(a) its existing capital resources at June 30, 1999, including the receipt in July 1999 of the $500,000 payment from Abbott as consideration for the continued resource commitment of the Company's sales representatives through June 30, 1999, and (b) proceeds from the credit facility with Century and from the Company's option to require Abbott to purchase additional shares of the Company's common stock, should the Company elect to draw upon the credit facility and exercise the option.

The Company believes current resources will be sufficient to fund its operations into 2000. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including results under the distribution agreements with Guidant, Abbott and Century, and similar future agreements, should any be entered into, progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements will also depend on the demands created by its operational and development programs.

IMPACT OF THE YEAR 2000 ISSUE

In less than six months, companies may face a potentially serious problem if information systems, software applications and operational programs written in the past do not properly recognize calendar dates beginning in the Year 2000 (the "Year 2000 issue"). This problem could affect both information technology ("IT") systems (for example, computer hardware and software) and non-IT systems (for example, systems or machines with embedded microcontrollers) with the result being the possible malfunctioning or non-functioning of such systems.

The Company's products do not contain IT or non-IT system components. Moreover, the Company's assessment of the Year 2000 issue indicates that its manufacturing processes are not significantly dependent on systems that would be affected by the Year 2000 issue. Accordingly, the Company estimates that the level of incremental expenditures it has incurred solely to bring the Company into compliance with respect to the Year 2000 issue has not exceeded $50,000, and that future such expenditures would not exceed $50,000. These amounts exclude planned expenditures in connection with the installation of an enterprise resources planning system and other software systems which expenditures the Company would have incurred irrespective of the Year 2000 issue.

The Company has an internal task force that undertakes such activities as creating awareness within the Company of the Year 2000 issue, assessing the Company's IT and non-IT systems' compliance with respect to the Year 2000 issue, implementing remedial action to address non-compliance and establishing controls for ongoing compliance. As regards IT systems, the Company has obtained written representations from the manufacturers of the enterprise resource planning software and the other software systems the Company installed during the first half of 1999. Based on such written representations, the Company believes that such software will not be affected by the Year 2000 issue, and the Company believes that its existing information systems equipment, primarily composed of personal computers, will be minimally impacted by the Year 2000 issue, as the Company intends to replace the majority of those systems which may be affected by this problem by the fourth quarter of 1999 due to technological obsolescence. With respect to non-IT systems, the Company, having completed its move to its new facility in December 1998, has taken steps to reduce the volume of outside manufacturing and processing, and to establish on-site capabilities. In this transition, the Company has installed, as necessary, systems that are Year 2000 compliant. Also in connection with the move to the new facility, the Company has taken steps to obtain written representations as to compliance with the Year 2000 requirements from manufacturers of systems that are installed in the facility. In addition, the Company has initiated communications with its suppliers and service providers to assess such parties' status with respect to the Year 2000 issue, and the Company has established policies regarding internal approval for it to transact business with current and future suppliers and service providers that is predicated, in part, on such parties' compliance with Year 2000 requirements. To date, no specific risks have been identified from communication requested and received by the Company from its vendors and service providers.

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

Early Stage of Development. The Company has only recently commercially introduced a number of products. Several of its key products, principally relating to the Onyx LES, are in the early stage of development and, in some cases, either have not entered full clinical trials or have only recently done so. Successful commercialization of the Company's products will depend on a number of factors, including the Company's ability to demonstrate the safety and efficacy of such products in the clinical setting. There can be no assurance that the Company's products will be safe and effective in clinical trials or will ultimately be cleared for marketing by U.S. or foreign regulatory authorities. Failure to develop safe and effective products, which are approved for sale on a timely basis would have a material adverse effect on the Company's business, operating results and financial condition.

Uncertainty of Market Acceptance. Even if the Company is successful in developing additional safe and effective products that have received marketing clearance, there can be no assurance that the Company's new products will gain market acceptance. Acceptance of the Company's Onyx LES will require the Company to satisfactorily address the needs of potential customers. The target customers for the Company's products are interventional radiologists and interventional neuroradiologists. However, there can be no assurance that acceptance of the Company's products by interventional radiologists and interventional neuroradiologists will translate into sales. In addition, no assurance can be given that the Company's market share for its existing products will grow or that its products which have yet to be introduced will be accepted in the market. If the Company is unable to gain market acceptance of its current and future products, the Company's business, operating results and financial condition would be materially adversely affected.

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

Limited Operating History; Absence of Profitability. The Company was incorporated in 1993. To date, the Company's business has generated limited product sales. From its inception through June 30, 1999, the Company incurred cumulative losses of approximately $35 million. The Company expects to incur additional losses as it expands its research and development, manufacturing and marketing efforts. No assurance can be given that the Company will achieve significant sales of its products or that such sales will lead to profitability. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to the introduction of its current and future products, or the Company's research and development, manufacturing and marketing efforts. Such delays or expenses could have a material adverse effect on the Company's business, operating results and financial condition.

Possible Need for Additional Funds; Uncertainty of Additional Financing. The Company's operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures to increase. The Company believes that its existing capital resources and anticipated cash flow from planned operations, together with the net proceeds from (a) earlier financings,
(b) a convertible subordinated note agreement with Guidant entered into in November 1997, including $2.5 million received by the Company from Guidant in exchange for debt and common stock upon the achievement of a milestone defined in the agreement with Guidant, (c) a convertible subordinated note agreement, credit agreement and distribution agreement with Abbott entered into in August 1998, (d) a convertible subordinated note agreement and distribution agreement with Century entered into in September 1998, (e) additional capital under the terms of a credit agreement with Century and an agreement with Abbott, both of which are described below, should the Company elect to receive proceeds under either or both of those agreements, and (f) the interest earned on cash, cash equivalent and short-term investment balances, should be adequate to satisfy its capital requirements into 2000. There can be no assurance, however, that the Company will not need additional capital before such time. The Company's need for additional financing will depend upon numerous factors, including the extent and duration of the Company's future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, and market and regulatory developments.

Under the terms of a credit agreement with Century, the Company is entitled to borrow an additional $2 million based on the achievement of a milestone defined in the agreement. To date, the Company has not drawn funds under the credit agreement.

The distribution agreement with Abbott required the Company to commit the resources of its sales representatives for the first six months of the agreement to the transition of the distribution function to Abbott. This six-month period terminated on March 31, 1999. In April 1999, Abbott agreed to make a $500,000 payment to the Company solely as consideration for the continued resource commitment of the Company's sales representatives to the transition of distribution to Abbott through June 30, 1999. The Company received this payment from Abbott in July 1999. In addition, the Company and Abbott entered into an agreement that provides the Company an option to require Abbott to purchase up to $3 million of the Company's common stock at a price of $12 per share. Such option became exercisable on July 29, 1999, and will remain in effect for ninety days thereafter. To date, the Company has not exercised this option.

There is no assurance, however, that, should the Company draw funds under the credit agreement with Century and should the Company elect to exercise its option to require Abbott to purchase additional shares of the Company's common stock, the resulting proceeds would satisfy the Company's then-current working capital requirements. Other than under the terms of the agreements mentioned above, the Company currently has no other committed external sources of funds. Should existing resources be insufficient to fund the Company's activities, the Company will seek to raise additional funds through public or private financing. There can be no assurance that additional financing will be available or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then-existing stockholders may result. If adequate funds are not available, the Company's business, operating results and financial condition may be materially adversely affected.

Dependence on Patents and Proprietary Technology. The success of the Company will depend, in part, on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of others. The patent position of a medical device company may involve complex legal and factual issues. As of August 1, 1999, the Company held twenty-six issued U.S. patents, one issued foreign patent and has forty-six U.S. and thirty-six foreign patent applications pending. The Company's issued U.S. patents cover technology underlying the Onyx LES (including both liquid embolic implantables as well as access and delivery catheters), carotid and intra-cerebral stents, coatings, the Cragg MicroValve, infusion wires, and the Cragg Thrombolytic Brush. The expiration dates of these patents range from 2009 to 2015. The pending claims cover additional aspects of liquid embolic material, access and microcatheter delivery devices, carotid and intra-cerebral stent technologies, non-vascular liquid embolic products, infusion catheters, infusion wires, and the Thrombolytic Brush. Each product area the Company is pursuing is covered by at least two issued patents and, in most instances, three pending patents. One of the patents used by the Company is currently licensed by the Company from Andrew Cragg, M.D. There can be no assurance that issued patents will provide significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. There also can be no assurance that patents belonging to competitors will not require the Company to alter its technology and products, pay licensing fees or cease to market or develop its current or future technology and products. The Company also relies on trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire equivalent technology or that the Company can maintain such technology as trade secrets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. The failure of the Company to protect its intellectual property rights could have a material adverse effect on its business, operating results and financial condition.

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

Limited Marketing Experience; Lack of Distribution. The Company's experience in working with third-party distributors is limited. In November 1997, the Company executed a distribution agreement with Guidant to provide for the distribution of the Company's neuro vascular product in Europe, and, in August 1998, the Company and Guidant agreed to expand this distribution agreement to provide for the distribution of the Company's peripheral embolization applications of the Onyx LES. In August 1998, the Company executed a distribution agreement with Abbott to provide for distribution of the Company's peripheral vascular blood clot therapy products in the United States and Canada, and in September 1998, the Company executed a distribution agreement with Century to provide for distribution of all the Company's products in Japan. There can be no assurance, however, that Guidant will be able to successfully market the Company's products, that the Company will be able to successfully transition marketing and sales responsibilities to Abbott, or that Abbott will be successful in marketing the Company's products. Also, there can be no assurance that Century will be successful in assisting the Company in obtaining necessary regulatory approvals in Japan, or, if such approvals are obtained, that Century would be successful in marketing the Company's products. The Company's sales force consists of six people in the United States, all of whom have been with the Company for a limited time. There is competition for sales personnel experienced in interventional medical device sales, and there can be no assurance that the Company will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. The Company intends to market and sell its products outside the United States principally through distributors and believes that it will need to continue to expand its distributor network or develop its own sales force. The Company's ability to market its products in certain areas may depend on strategic alliances with marketing partners such as Guidant, Abbott and Century. Other than the agreements with Guidant, Abbott and Century, there can be no assurance that the Company will be able to enter into distribution agreements on acceptable terms or at all. Also, there can be no assurance that such agreements will be successful in developing the Company's marketing capabilities or that the Company will be able to successfully develop a direct sales force. Such failure could have a material adverse effect on the Company's business, operating results and financial condition.

Limited Manufacturing Experience. The Company's experience in manufacturing its products is relatively limited. The Company has found it necessary to expand its manufacturing capacity in connection with the continued development and commercialization of its products, and may find it necessary to expand its manufacturing capacity in the future. Such development and commercialization requires the additional commitment of capital resources for facilities, tooling and equipment and for leasehold improvements. The Company expects that such expansion of its manufacturing capacity would be achieved utilizing the increased space in its new leased facility, improved efficiencies, automation and acquisition of additional tooling and equipment. There is no assurance, however, that the Company would be able to obtain the commitment of necessary additional capital resources for expansion of its manufacturing capacity, or that such an expansion, should it occur, would result in improved efficiencies. Any delay or inability in expanding the Company's manufacturing capacity, including obtaining the commitment of necessary capital resources, could materially adversely affect the Company's manufacturing ability, business, operating results and financial condition.

Government Regulation. The development, testing, manufacturing and marketing of the Company's products in the United States are regulated by the U.S. Food and Drug Administration ("FDA") as well as various state agencies. The FDA requires governmental clearance of such products before they are marketed. The process of obtaining FDA and other required regulatory clearances is lengthy, expensive and uncertain. Moreover, regulatory clearance, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, suspensions of approvals, product seizures, injunctions, recalls of products, operating restrictions and criminal prosecutions. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory approvals or requirements would have a material adverse effect on the Company's business, financial condition and results of operations. The offer and sale of the Company's current products required the submission of information to the FDA in the form of a 510(k) pre-market notification to substantiate label claims and to demonstrate "substantial equivalence" to a legally marketed Class I or II medical device or a pre-amendments Class III medical device for which the FDA has not called for premarket approvals ("PMAs"). Although the Company has received FDA clearance for many of these products, there can be no assurance that the Company will be able to obtain the necessary regulatory clearance for the manufacture and marketing of enhancements to its existing products or future products either in the United States or in foreign markets on a timely basis or at all. The Company has made modifications which affect substantially all of its products covered under 510(k) clearances, which modifications, the Company believes, do not affect the safety or efficacy of the products and thus, under FDA guidelines, do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or would not require the Company to submit a new 510(k) notice for any of the changes made to a device. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA. Commercialization of the Company's Onyx LES likely will require submission of a PMA application to the FDA, which generally involves a substantially longer and less certain review process than that of a 510(k) pre-market notification. In either event, such approvals or clearances may require human clinical testing prior to any action on such products by the FDA. Based on the information presented by the Company regarding the material composition of Onyx, the Company believes the Onyx LES would be regulated as a device. There can be no assurance, however, that upon more detailed review of the Onyx LES, the FDA will not at a later date determine that the Onyx LES should be regulated as a drug. Such a change could significantly delay the commercial availability of the Onyx LES and have a material adverse effect on the Company's business, operating results and financial condition. Delays in receipt of, or failure to receive, regulatory approvals or clearances to market such products, or loss of previously received approvals or clearances, would materially adversely affect the marketing of such products and the Company's business, operating results and financial condition.

In the European Union, the Company will be required to maintain the certifications it has obtained which are necessary to affix the CE Mark to the applicable products, and to obtain additional such certifications with respect to affixing the CE Mark to new products, in order to sell its products in member countries of the European Union. The Company has received CE Mark certifications with respect to its peripheral blood clot therapy products, micro catheters, guidewire, balloon system, and the peripheral vascular and brain AVM embolization applications of the Onyx LES, the first Onyx LES applications to receive the CE Mark. The Company anticipates obtaining certifications with respect to certain additional application of the Onyx LES upon successful completion of required clinical studies. However, there can be no assurance that such clinical studies will be successfully completed or that such certifications will be obtained. Moreover, there can be no assurance that the Company will be able to maintain its existing certifications. In addition, federal, state, local and international government regulations regarding the manufacture and sale of health care products and diagnostic devices are subject to future change and additional regulations may be adopted which may materially adversely affect the Company's business, operating results and financial condition.

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

The Company relies on independent contract manufacturers for the manufacture and assembly of certain of its products and components. Reliance on independent contract manufacturers involves several risks, including the potential inadequacy of capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over product quality, delivery schedules, manufacturing yields and costs. Such manufacturers have possession of and at times title to molds for certain manufactured components of the Company's products. Shortages of raw materials, production capacity constraints or delays by the Company's contract manufacturers could negatively affect the Company's ability to meet its production obligations and result in increased prices for affected parts. Any such reduction, constraint or delay may result in delays in shipments of the Company's products or increases in the prices of components, either of which could have a material adverse effect on the Company's business, operating results and financial condition. The Company does not have supply agreements with all of its current contract manufacturers and often utilizes purchase orders which are subject to supplier acceptance. The unanticipated loss of any of the Company's contract manufacturers could cause delays in the Company's ability to deliver product while the Company identifies and qualifies a replacement manufacturer. There can be no assurance that current or future independent contract manufacturers will be able to meet the Company's requirements for manufactured products. Such an event would have a material adverse effect on the Company's business, operating results and financial condition. The Company, having completed its move to its new facility in December 1998, has taken steps to reduce the volume of outside manufacturing and processing, and to establish on-site capabilities. There can be no assurance, however, as to whether such a transfer of function from third parties will be successfully completed.

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

Anti-Takeover Provisions. The Company's Certificate of Incorporation provides for 5,000,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any further vote or action by the stockholders. Moreover, in May 1999, the Company adopted a stockholders rights plan which enables stockholders, under certain conditions, to purchase additional shares of the Company's Common Stock at a discount upon the acquisition of, or an announcement of a tender offer to acquire, 20% or more of the Company's then-outstanding Common Stock. In addition, the Company's stock option plans provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. Further, Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders, and therefore could materially adversely affect the price of the Company's Common Stock.

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

In April 1999, the Company was notified by The Nasdaq-Amex Group ("Nasdaq") that it did not meet the requirements for the Company's Common Stock to continue to be listed on the Nasdaq National Market. The Company held discussions with the holders of its convertible debt, submitted for Nasdaq's consideration a proposal and definitive plan for compliance, and, in May 1999, consummated agreements with Abbott resulting in the conversion of $10 million of notes held by Abbott into shares of the Company's Common Stock, and providing the Company with an option, effective July 29, 1999 and continuing in effect for ninety days thereafter, to require Abbott to purchase up to $3 million of the Company's Common Stock in support of such plan. Nasdaq has informed the Company that it considers the Company's actions to be sufficient so as to support continued listing of the Company's Common Stock on the Nasdaq National Market presently. There is no assurance, however, that the Company will be able to remain in compliance with the Nasdaq National Market continued listing requirements. Should Nasdaq determine in the future that such continued listing is not supported, the Company's stock price could be materially and adversely affected.

Risks Associated with Year 2000 Issue. In less than six months, companies may face a potentially serious problem if information systems, software applications and operational programs written in the past do not properly recognize calendar dates beginning in the Year 2000 (the "Year 2000 issue"). This problem could affect both information technology ("IT") systems (for example, computer hardware and software) and non-IT systems (for example, systems or machines with embedded microcontrollers) with the result being the possible malfunctioning or non-functioning of such systems.

The Company's products do not contain IT or non-IT system components. Moreover, the Company's assessment of the Year 2000 issue indicates that its manufacturing processes are not significantly dependent on systems that would be affected by the Year 2000 issue. Accordingly, the Company estimates that the level of incremental expenditures it has incurred solely to bring the Company into compliance with respect to the Year 2000 issue has not exceeded $50,000, and that future such expenditures would not exceed $50,000. These amounts exclude planned expenditures in connection with the installation of an enterprise resources planning system and other software systems which expenditures the Company would have incurred irrespective of the Year 2000 issue.

The Company has an internal task force that undertakes such activities as creating awareness within the Company of the Year 2000 issue, assessing the Company's IT and non-IT systems' compliance with respect to the Year 2000 issue, implementing remedial action to address non-compliance and establishing controls for ongoing compliance. As regards IT systems, the Company has obtained written representations from the manufacturers of the enterprise resource planning software and the other software systems the Company installed during the first half of 1999. Based on such written representations, the Company believes that such software will not be affected by the Year 2000 issue, and the Company believes that its existing information systems equipment, primarily composed of personal computers, will be minimally impacted by the Year 2000 issue, as the Company intends to replace the majority of those systems which may be affected by this problem by the fourth quarter of 1999 due to technological obsolescence. With respect to non-IT systems, the Company, having completed its move to its new facility in December 1998, has taken steps to reduce the volume of outside manufacturing and processing, and to establish on-site capabilities. In this transition, the Company has installed, as necessary, systems that are Year 2000 compliant. Also in connection with the move to the new facility, the Company has taken steps to obtain written representations as to compliance with the Year 2000 requirements from manufacturers of systems that are installed in the facility. In addition, the Company has initiated communications with its suppliers and service providers to assess such parties' status with respect to the Year 2000 issue, and the Company has established policies regarding internal approval for it to transact business with current and future suppliers and service providers that is predicated, in part, on such parties' compliance with Year 2000 requirements. To date, no specific risks have been identified from communication requested and received by the Company from its vendors and service providers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of stockholders was held on May 27, 1999. Of the 6,792,458 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 6,415,742 common shares, representing 94% of the total number of shares entitled to vote at the meeting. This percentage represents a quorum. Four proposals were presented and voted on at the stockholders' meeting.

        Proposal One: Each of the five nominees to the Board of Directors was elected for a one-year term by the stockholders. The directors elected were: George Wallace, Dick Allen, H. DuBose Montgomery, Kim Blickenstaff and Wende Hutton. The voting results were the same with respect to each of the individuals listed above and were as follows: For, 6,349,347; Withheld, 66,395.

        Proposal Two: The stockholders approved an amendment to the Company's Employee Stock Purchase Plan to increase the shares subject thereto to a total 200,000 shares. The voting results were: For, 5,177,654; Against, 25,585; Abstain, 1,000; Broker Non-Vote, 1,211,503.

        Proposal Three: The stockholders approved an amendment to the Company's 1996 Stock Incentive Plan to increase the shares subject thereto to a total 2,000,000 shares. The voting results were: For, 5,100,580; Against, 101,309; Abstain, 2,350; Broker Non-Vote, 1,211,503.

        Proposal Four: The appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 1999 was ratified. The voting results were: For, 6,412,917; Against, 500; Abstain, 2,325.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

           See Index to Exhibits on Page 27 of this Quarterly Report on Form 10-QSB.

        (b) REPORTS ON FORM 8-K

           On June 2, 1999, the Company filed a Form 8-K with respect to the execution of an Amendment to the Convertible Subordinated Note Agreement and Credit Agreement and a Termination of Credit Agreement and Security Agreement with Abbott, pursuant to Abbott's conversion of a $5 million Convertible Subordinated Note and a $5 million Convertible Credit Facility Note into shares of the Company's Common Stock.

           On June 4, 1999, the Company filed a Form 8-K with respect to the Company's adoption of a Stockholder Rights Plan.

           No other reports on Form 8-K were filed, or required to be filed, by the Company during the quarterly period ended June 30, 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MICRO THERAPEUTICS, INC.



Date:  August 11, 1999                  By:    /s/ Harold A. Hurwitz
                                               ---------------------
                                               Harold A. Hurwitz
                                               Chief Financial Officer

                                 EXHIBIT INDEX


   Exhibit                                                                                  Page
   Number                                    Description                                   Number
   ------                                    -----------                                   ------
    10.1       Amendment to Convertible Subordinated Note Agreement and Credit
               Agreement dated May 21, 1999 between the Company and Abbott                  (1)
    10.2       Termination of Credit Agreement and Security Agreement dated May 21,
               1999 between the Company and Abbott                                          (2)
    10.3       Notice of Conversion of First Note, dated May 21, 1999, executed by          (3)
               Abbott
    10.4       Notice of Conversion of Second Note, dated May 21, 1999, executed by the     (4)
               Company
    10.5       Stockholder Rights Plan                                                      (5)
    10.6       Second Amendment to Distribution Agreement dated July 23, 1999 between
               the Company and Guidant                                                       28
    27.1       Financial Data Schedule - Six Months Ended June 30, 1999                      30

(1) Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated June 2, 1999

(2) Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated June 2, 1999

(3) Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated June 2, 1999

(4) Incorporated by reference to Exhibit 10.4 of the Company's Form 8-K dated June 2, 1999

(5) Incorporated by reference to Exhibit 1 of the Company's Form 8-A dated June 3, 1999