Form 10QSB
period 1999-09-30
MICRO THERAPEUTICS INC
filed 1999-11-12
CIK 311407

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED September 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

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

                                Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

           Class                                 Outstanding at October 25, 1999
           -----                                 -------------------------------
Common Stock, $.001 par value                               7,847,025

Transitional small business disclosure format:  Yes [ ]   No [X]


                               Page 1 of 29 Pages
                            Exhibit Index on Page 28

                            MICRO THERAPEUTICS, INC.
                              INDEX TO FORM 10-QSB


                                                                                           Page
                                                                                          Number
PART I.  FINANCIAL INFORMATION

        Item 1. Financial Statements

                  Balance Sheet as of September 30, 1999 (unaudited)......................   3

                  Statements of Operations (unaudited) for the Three and Nine Months Ended
                      September 30, 1998 and 1999.........................................   4

                  Statements of Cash Flows (unaudited) for the Nine Months Ended
                      September 30, 1998 and 1999.........................................   5

                  Notes to Financial Statements...........................................  6-8

        Item 2. Management's Discussion and Analysis or Plan of Operation.................  9-25

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings.........................................................   26

        Item 6. Exhibits and Reports on Form 8-K..........................................   26

SIGNATURES................................................................................   27

                            MICRO THERAPEUTICS, INC.
                                  BALANCE SHEET
                               September 30, 1999
                                   (Unaudited)

                                  A S S E T S:

                                                                                                            Pro Forma
Current assets:                                                                                              (Note 6)
                                                                                                           ------------
  Cash and cash equivalents                                                         $  8,937,424           $ 11,937,424
  Accounts receivable, net of allowance for doubtful accounts of $9,794             $  1,165,432              1,165,432
  Inventories, net of allowance for obsolescence of $119,491                        $  1,302,707              1,302,707
  Prepaid expenses and other current assets                                              435,308                435,308
                                                                                    ------------           ------------

             Total current assets                                                     11,840,871             14,840,871

Property and equipment, net of accumulated depreciation of $1,099,269               $  2,331,141              2,331,141
Patents and licenses, net of accumulated amortization of $152,761                      1,357,956              1,357,956
Other assets                                                                              60,543                 60,543
                                                                                    ------------           ------------

             Total assets                                                           $ 15,590,511           $ 18,590,511
                                                                                    ============           ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                                                  $     97,692           $     97,692
  Accrued salaries and benefits                                                          687,318                687,318
  Accrued liabilities                                                                    515,411                515,411
  Deferred revenue                                                                       484,212                484,212
  Current portion of equipment line of credit                                             57,413                 57,413
                                                                                    ------------           ------------

             Total current liabilities                                                 1,842,046              1,842,046

Deferred revenue                                                                         800,000                800,000
Equipment line of credit                                                                  35,198                 35,198
Notes payable, net of unamortized discounts of $1,543,167                             10,456,833             10,456,833
                                                                                    ------------           ------------

             Total liabilities                                                        13,134,077             13,134,077
                                                                                    ------------           ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized;
    no shares issued or outstanding
  Common stock, $0.001 par value, 20,000,000 shares authorized;
    7,840,012 shares issued and outstanding  (8,090,012 shares pro forma)                  7,840                  8,090
  Additional paid-in capital                                                          40,252,965             43,252,715
  Unearned compensation                                                                   (9,156)                (9,156)
  Accumulated deficit                                                                (37,795,215)           (37,795,215)
                                                                                    ------------           ------------

             Total stockholders' equity                                                2,456,434              5,456,434
                                                                                    ------------           ------------

             Total liabilities and stockholders' equity                             $ 15,590,511           $ 18,590,511
                                                                                    ============           ============


See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.
                            STATEMENTS OF OPERATIONS
            For The Three and Nine Months Ended September 30, 1999
                                   (Unaudited)


                                                        For the Three Months Ended            For the Nine Months Ended
                                                     -------------------------------       -------------------------------
                                                     September 30,      September 30,      September 30,      September 30,
                                                     ------------       ------------       ------------       ------------
                                                         1998               1999               1998               1999
                                                     ------------       ------------       ------------       ------------
Net sales                                            $  1,452,998       $    917,892       $  3,397,374       $  2,811,151
Cost of sales                                             756,782            457,934          1,664,911          1,965,524
                                                     ------------       ------------       ------------       ------------

         Gross margin                                     696,216            459,958          1,732,463            845,627
                                                     ------------       ------------       ------------       ------------

Costs and expenses:
  Research and development                              1,300,445          2,089,410          3,751,314          5,699,470
  Selling, general and administrative                   1,569,940            993,561          4,399,248          3,729,769
                                                     ------------       ------------       ------------       ------------

         Total costs and expenses                       2,870,385          3,082,971          8,150,562          9,429,239
                                                     ------------       ------------       ------------       ------------

         Loss from operations                          (2,174,169)        (2,623,013)        (6,418,099)        (8,583,612)
                                                     ------------       ------------       ------------       ------------

Other income (expense):
  Interest income                                         134,597             80,302            388,418            376,104
  Interest expense                                       (202,863)          (211,615)          (432,741)        (2,575,824)
  Other expense, net                                         (913)                 -             (6,543)           (24,009)
                                                     ------------       ------------       ------------       ------------
                                                          (69,179)          (131,313)           (50,866)        (2,223,729)
                                                     ------------       ------------       ------------       ------------

         Loss before provision for income taxes        (2,243,348)        (2,754,326)        (6,468,965)       (10,807,341)

Provision for income taxes                                                                          800                800
                                                     ------------       ------------       ------------       ------------

         Net loss                                    ($ 2,243,348)      ($ 2,754,326)      ($ 6,469,765)      ($10,808,141)
                                                     ============       ============       ============       ============

Per share data :
    Net loss per share (basic and diluted)           ($      0.33)      ($      0.35)      ($      0.97)      ($      1.49)
                                                     ============       ============       ============       ============
    Weighted average shares outstanding                 6,700,000          7,808,000          6,686,000          7,236,000
                                                     ============       ============       ============       ============


See notes to unaudited financial statements

                            MICRO THERAPEUTICS, INC.
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1998 and 1999
                                   (Unaudited)


                                                                             1998               1999
                                                                         ------------       ------------
Cash flows from operating activities:
  Net loss                                                               ($ 6,469,765)      ($10,808,141)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                            295,078            520,902
     Amortization of note payable discounts                                   142,737            307,185
     Compensation related to stock options vesting                             55,757             34,134
     Loss on sale of equipment                                                  2,372             21,260
     Provision for doubtful accounts                                           10,929             (2,621)
     Provision for inventory obsolescence                                      30,397             60,921
     Debt conversion charge                                                                    1,651,585
     Change in operating assets and liabilities:
        Accounts receivable                                                  (408,851)          (611,843)
        Inventories                                                          (108,509)          (531,987)
        Prepaid expenses and other assets                                     (99,520)          (129,071)
        Accounts payable                                                      126,891           (655,999)
        Accrued salaries and benefits                                         305,511            405,826
        Accrued liabilities                                                  (209,648)            69,600
        Deferred revenue                                                      500,000           (190,788)
                                                                         ------------       ------------
               Net cash used in operating activities                       (5,826,621)        (9,859,037)
                                                                         ------------       ------------

Cash flows from investing activities:
  Purchase of short-term investments                                       (3,184,134)        (4,999,277)
  Maturity of short-term investments                                        9,488,567          7,498,293
  Additions to property and equipment                                        (666,860)          (943,163)
  Additions to patents and licenses                                          (384,459)          (331,453)
  Sale of equipment                                                                               10,600
  Change in other assets                                                      (58,994)            54,447
                                                                         ------------       ------------
               Net cash provided by investing activities                    5,194,120          1,289,447
                                                                         ------------       ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                      574,561             88,759
  Proceeds from exercise of stock options                                     264,011            252,379
  Borrowings on notes payable                                              10,000,000          2,000,000
  Repayments on equipment line of credit                                      (46,878)           (54,004)
                                                                         ------------       ------------
               Net cash provided by financing activities                   10,791,694          2,287,134
                                                                         ------------       ------------
               Net increase (decrease) in cash and cash equivalents        10,159,193         (6,282,456)

Cash and cash equivalents at beginning of year                              5,175,688         15,219,880
                                                                         ------------       ------------
Cash and cash equivalents at end of period                               $ 15,334,881       $  8,937,424
                                                                         ============       ============

Supplemental schedule of noncash activities:
  Unearned compensation related to terminated employees                  $     79,542       $     34,134
  Conversion of notes payable to common stock                                               $  8,245,892



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

4.  Segment Information

    During most of the three and nine month periods ended September 30, 1998 and 1999, products related to the Company's Onyx(TM) Liquid Embolic System ("LES"(TM)), including related access and delivery products, were in various phases of research, development, clinical and regulatory processes. Accordingly, the majority of the Company's revenues in such periods were derived from its blood clot therapy products. Additional information with respect to net sales for such periods is as follows:


                        Three Months Ended September 30           Nine Months Ended September 30
                        -------------------------------          -------------------------------
                           1998                 1999                1998                 1999
                        ----------           ----------          ----------           ----------
Blood clot therapy
     United States      $1,431,392           $  464,128          $3,336,003           $2,044,148
     International          21,606               53,267              61,371              169,964
                        ----------           ----------          ----------           ----------
                         1,452,998              517,395           3,397,374            2,214,112
                        ----------           ----------          ----------           ----------
Onyx LES
     United States                              155,987                                  249,092
     International                              233,930                                  296,860
                        ----------           ----------          ----------           ----------
                                 -              389,917                   -              545,952
                        ----------           ----------          ----------           ----------
Other
     United States                               10,280                                   49,607
     International                                  300                                    1,480
                        ----------           ----------          ----------           ----------
                                 -               10,580                   -               51,087
                        ----------           ----------          ----------           ----------

Net sales               $1,452,998           $  917,892          $3,397,374           $2,811,151
                        ==========           ==========          ==========           ==========

    Due to the predominance of blood clot therapy net sales relative to Onyx LES and other net sales during the three and nine months ended September 30, 1998 and 1999, information such as operating income (loss) and total assets was not used in such periods to evaluate segment performance.

    During the three and nine months ended September 30, 1999, Abbott Laboratories ("Abbott"), the exclusive distributor of the Company's peripheral blood clot therapy product line in the United States and Canada (Note 5), accounted for 50.6% and 72.7%, respectively, of the Company's sales. During the three months ended September 30, 1998, Abbott accounted for 21.6% of the Company's sales. No other customer accounted for 10% or more of the Company's sales during the three or nine months ended September 30, 1999, or the three months ended September 30, 1998, and there were no customers who accounted for 10% or more of the Company's sales during the nine months ended September 30, 1998.

5.  Distribution Agreement With Abbott

    In August 1998, the Company entered into a ten-year distribution agreement with Abbott that provides Abbott with exclusive rights to distribute the Company's peripheral blood clot therapy products in the U.S. and Canada. The distribution agreement required the Company to commit the resources of its sales representatives for the first six months of the agreement to the transition of the distribution function to Abbott. This six-month period terminated on March 31, 1999. In April 1999 and August 1999, Abbott committed to make additional quarterly $500,000 payments to the Company solely as consideration for the continued resource commitment of the Company's sales representatives to the transition of distribution to Abbott during each of the quarters ended June 30, 1999 and September 30, 1999. These additional committed payments by Abbott are reflected as a reduction of selling expenses in the accompanying 1999 statements of operations. The payment related to the quarter ended September 30, 1999 is included in accounts receivable in the accompanying balance sheet.

6.  Transactions With Convertible Note Holders

    Abbott Laboratories

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

    In April 1999, Abbott and the Company agreed to a modification, and, in May 1999, the parties consummated such modification, of the agreements described above. Under the terms of the modification, Abbott converted $4 million face value of the notes into shares of the Company's common stock at a conversion rate equal to 125% of the average closing price of such stock for the five days ended April 30, 1999 (amounting to a conversion rate of $8.65 per share), and converted the remaining $6 million face value of such notes into shares of the Company's common stock at a rate of $12 per share. As required by generally accepted accounting principles, the Company, in May 1999, recognized a non-recurring, non-cash charge, included in interest expense, amounting to $1,651,585, representing the aggregate fair market value of the incremental shares issued as a result of the modified conversion rates.

    Concurrently in April 1999, Abbott and the Company entered into an agreement that provided the Company an option to require Abbott to purchase up to $3 million of the Company's common stock at a price of $12 per share. In October 1999, the Company exercised such option for the entire $3 million of proceeds and, accordingly, issued 250,000 shares of its common stock to Abbott upon the Company's receipt of the proceeds in November 1999. The pro forma information presented in the accompanying balance sheet reflects the exercise of the option as if it had taken place on September 30, 1999.

    Century Medical, Inc.

    In September 1998, the Company and Century Medical, Inc. ("Century") entered into convertible subordinated note and credit agreements, under which Century provided the Company with (a) $3 million, in exchange for a subordinated note, due September 2003, convertible at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion rate of $15.00 per share, and (b) a $2 million credit facility. The availability of the credit facility commenced in April 1999, upon the Company obtaining its first CE Mark in Europe for an Onyx(TM)-related application. In September 1999 the Company borrowed the entire $2 million available under the credit facility in exchange for a note (the "Credit Facility Note") which is repayable five years from the date of the agreement and is convertible over the five-year life of the Credit Facility Note at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion rate of approximately $16.35. The Credit Facility Note has a stated interest rate of 5% per annum, which the Company has determined is lower than interest rates typically associated with similar debt instruments. Accordingly, the Company recorded a discount of $389,731 upon issuing the Credit Facility Note, resulting in an imputed interest rate over the term of the note of 10%. The discount, amortization of which had not yet commenced as of September 30, 1999, is presented net of the principal amount of the Credit Facility Note in the accompanying consolidated balance sheet. Interest payments are due quarterly, in arrears.

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

OVERVIEW

Since its inception in June 1993, the Company has been primarily engaged in the design, development and marketing of minimally invasive devices for treatment of vascular disease. The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue at least into fiscal 2001 as the Company expends substantial resources to fund research and development, clinical trials, regulatory approvals, and marketing and sales activities.

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

In November 1997, the Company signed an agreement with Guidant Corporation ("Guidant") to distribute the Company's neuro products in Europe and, in August 1998, that agreement was expanded to include distribution in Europe of the Company's peripheral embolization products. Until September 1999, no significant revenues had been received under the Guidant arrangement. Revenues under the Guidant arrangement are dependent upon the receipt by Company of CE Mark certification for applications of the Company's Onyx(TM) Liquid Embolic System ("LES" (TM)) (formerly marketed as the EMBOLYX(TM) Liquid Embolic System), and market training and product launch activities are substantially underway. In April 1999, the Company obtained CE Mark approval for the peripheral embolization application of the Onyx LES, and the Company is in the process of accumulating additional clinical data with respect to this application before commencing market training activities. In July 1999, the Company received CE Mark approval for the treatment of arteriovenous malformations ("AVMs") in the brain using the Onyx LES and, accordingly, the Company initiated market training activities in July 1999, which activities are currently underway. Product launch activities with respect to the brain AVM application commenced in September 1999 and the Company expects such activities to continue during the fourth quarter of 1999. Additional CE Mark certifications of the Onyx LES are subject to the successful completion of clinical trials, and, accordingly, the Company does not expect that such certifications will be received before late in the fourth quarter of 1999.

In September 1998, the Company entered into a distribution agreement with Century Medical, Inc. ("Century") which provides for distribution of all the Company's products by Century in Japan. Significant revenues are not expected to be derived from sales in Japan until the Company's products receive regulatory approval in Japan, the first of which occurred in May 1999 with respect to peripheral blood clot therapy products, and in September 1999 with respect to certain access and delivery products. Accordingly, the Company has not realized significant revenues to date from sales in Japan.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 1998 and 1999

Net sales for the quarter ended September 30, 1999 decreased 37% to $917,892 as compared to $1,452,998 for the corresponding period in 1998. A substantial portion of the sales in the 1999 quarter were made to Abbott under the terms of the exclusive distribution agreement with Abbott entered into in August 1998, discussed below, which resulted in lower average selling prices per unit relative to the corresponding quarter in 1998, during which sales were made directly by the Company to end-user customers. In addition, sales in the third quarter of 1998 included an initial stocking order from Abbott of approximately $320,000. Also, sales during the third quarter of 1999 were adversely affected by manufacturing issues, being addressed by Abbott, related to its thrombolytic drug, Abbokinase(R), (urokinase for injection). The issues surrounding Abbott's ability to supply Abbokinase to the blood clot therapy market correspondingly affected sales of the Company's blood clot therapy products. Sales to Abbott under this agreement accounted for 51% of total sales for the quarter ended September 30, 1999. International sales represented 31% of total sales for the quarter ended September 30, 1999 and 1% of total sales for the quarter ended September 30, 1998.

Net sales for the nine months ended September 30, 1999 decreased 17% to $2,811,151 in 1999 from $3,397,374 in the corresponding period of 1998. This decrease was attributable, in part, to the substantial portion of sales in the first nine months of 1999 that were made to Abbott, resulting in lower average selling prices per unit relative to the corresponding period in 1998, during which sales were made directly by the Company to end-user customers. In addition, the issues related to Abbott's thrombolytic drug, Abbokinase, affected the Company's sales, as discussed above. Sales to Abbott during the nine months ended September 30, 1999 accounted for 73% of total sales for the period. International sales represented 17% of total sales for the nine months ended September 30, 1999 and 2% for the nine months ended September 30, 1998.

On August 12, 1998, the Company entered into a ten-year distribution agreement with Abbott that provides Abbott with exclusive rights to distribute the Company's peripheral blood clot therapy products in the U.S. and Canada. Upon shipment of product by the Company to Abbott, the Company receives an initial purchase price payment from Abbott, as provided in the agreement. Abbott provides additional purchase price payments to the Company based upon Abbott's net sales, as defined in the agreement. The Company recognizes as sales the initial purchase price upon shipment of product to Abbott. The Company recognizes the additional purchase price upon Abbott's reporting of sales to its customers.

Cost of sales decreased to $457,934 for the quarter ended September 30, 1999 from $756,782 for the corresponding quarter of 1998, and decreased, as a percentage of sales, from 52% in the third quarter of 1998 to 50% in the corresponding quarter of 1999. The dollar decrease is attributable primarily to a decrease in unit sales volume. The decrease in the cost of sales percentage was due to the net effects of three factors: (a) the lower unit prices the Company receives from Abbott, as discussed above, (b) the greater proportion of sales for the third quarter of 1999 represented by the additional purchase price payments received from Abbott based upon Abbott's sales, as described above, and
(c) the commencement of shipments during the third quarter of 1999 of the Company's neuro vascular products, which bear a relatively lower cost of sales percentage than the peripheral blood clot therapy products that comprised substantially all of the Company's sales in the corresponding quarter of 1998. Cost of sales increased from $1,664,911 for the nine months ended September 30, 1998 to $1,965,524 for the corresponding period in 1999 due primarily to an increase in unit sales volume. Cost of sales as a percentage of sales amounted to 49% for the first nine months of 1998, and 70% for the first nine months of 1999. This increase is attributable primarily to the lower unit prices the Company receives from Abbott, as discussed above .

Research and development expenses, including regulatory and clinical expenses, increased 61% from $1,300,445 for the third quarter of 1998 to $2,089,410 for the corresponding quarter of 1999. For the nine months ended September 30 1999, such costs increased 52%, from $3,751,314 for the nine months ended September 30, 1998 to $5,699,470 for the corresponding period in 1999. These increases were primarily attributable to a higher level of personnel associated with the Company's increased research and development activities, including increased expenditures related to development of the Onyx LES, related clinical trials, market training and development of access and delivery products. The Company expects to continue to increase research and development costs for such activities as discussed above.

Selling, general and administrative expenses decreased 37% from $1,569,940 for the third quarter of 1998 to $993,561 for the corresponding quarter of 1999. Such expenses for the nine months ended September 30, 1999 decreased 15% to $3,729,769, from $4,399,249 for the corresponding period in 1998. These decreases were primarily attributable to two $500,000 commitments from Abbott as consideration for the continued resource commitment of the Company's sales representatives during the second and third quarters of 1999 to the transition of distribution to Abbott. The decrease for the third quarter of 1999, relative to the corresponding period of 1998, is due also to the implementation by the Company of certain cost control initiatives in the third quarter of 1999. Before consideration of the payments from Abbott described above, selling, general and administrative costs decreased 5% from the third quarter of 1998 to the corresponding quarter of 1999 due primarily to the cost control initiatives discussed above. Selling, general and administrative expenses for the nine months ended September 30, 1998 and 1999, before consideration of the payments from Abbott described above, increased 8%, due to the elevated activity level of the Company and the related increases in infrastructure, net of the effects of the cost control initiatives implemented by the Company in 1999 as discussed above.

Net interest and other expense increased from $69,179 for the third quarter of 1998 to $131,313 for the corresponding quarter of 1999. Such increase was due primarily to the interest expense related to the note payable that was issued to Century at the end of the third quarter of 1998 that was outstanding during the entire corresponding period in 1999. Net interest and other expense increased from $50,866 for the nine months ended September 30, 1998, to $2,223,729 for the corresponding period in 1999. This increase was due to (a) interest expense related to notes payable that were issued to Abbott and Century during the third and fourth quarters of 1998 that, in the case of Abbott, were outstanding through May 1999, and, in the case of Century, were outstanding during the entire nine-month period in 1999, and (b) a non-recurring, non-cash charge, amounting to $1,651,585, related to the early debt conversion by Abbott in May 1999.

As a result of the items discussed above, the Company incurred a net loss of $2,754,326 and $10,808,141 for the quarter and nine months ended September 30, 1999, respectively, compared to $2,243,348 and $6,469,765 for the corresponding respective periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of approximately $38 million at September 30, 1999. To fund its operations, the Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million. Additionally, in November 1997, the Company received $5 million from Guidant under terms of a convertible note agreement. In April 1998, the Company achieved a milestone set forth in the agreement with Guidant, and elected, under the terms of the agreement, to have Guidant loan the Company $2 million and purchase from it $500,000 of the Company's common stock at approximately $10.50 per share, the proceeds from which were received in May 1998.

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

In April 1999, Abbott and the Company agreed to a modification, and, in May 1999, the parties consummated such modification, of the agreements described above. Under the terms of the modification, Abbott converted $4 million face value of the notes into shares of the Company's Common Stock at a conversion rate equal to 125% of the average closing price of such stock for the five days ended April 30, 1999 (amounting to a conversion rate of $8.65 per share), and converted the remaining $6 million face value of such notes into shares of the Company's common stock at a rate of $12 per share.

Concurrently in April 1999, Abbott and the Company entered into an agreement that provided the Company an option to require Abbott to purchase up to $3 million of the Company's common stock at a price of $12 per share. In October 1999, the Company exercised such option for the entire $3 million of proceeds and, accordingly, issued 250,000 shares of its common stock to Abbott upon the Company's receipt of the proceeds in November 1999.

In October 1998, under the terms of the distribution agreement, Abbott furnished the Company with a non-refundable $1 million marketing payment upon Abbott's first commercial sale of product. For financial statement purposes, this payment is being amortized into income on a straight-line basis over the initial term of the agreement which continues through 2008.

The distribution agreement required the Company to commit the resources of its sales representatives in the United States and Canada for the first six months of the agreement to the transition of the distribution function to Abbott. This six-month period terminated on March 31, 1999. In April 1999 and August 1999, Abbott agreed to make additional quarterly $500,000 payments to the Company solely as consideration for the continued resource commitment of the Company's sales representatives to the transition of distribution to Abbott during each of the quarters ended June 30, 1999 and September 30, 1999.

Upon shipment of product by the Company to Abbott, the Company receives an initial purchase price payment from Abbott as provided in the agreement. Abbott provides additional purchase price payments to the Company based upon Abbott's net sales, as defined in the agreement.

Concurrent with the execution of the distribution agreement with Century in September 1998, the Company and Century entered into convertible subordinated note and credit agreements, under which Century provided the Company with (a) $3 million, in exchange for a five-year subordinated note, convertible at Century's option into shares of the Company's common stock at a conversion rate of $15.00 per share, and (b) a $2 million credit facility. The availability of the credit facility commenced in April 1999, upon the Company obtaining its first CE Mark in Europe for an Onyx-related application. In September 1999 the Company borrowed the entire $2 million available under the credit facility in exchange for a note which is repayable five years from the date of the agreement and is convertible over the five-year life of the note at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion rate of approximately $16.35. Both notes have a stated interest rate of 5% per annum. This rate, for financial statement reporting purposes, has been adjusted to reflect an imputed market rate of interest as of the dates of the notes.

Under the terms of the distribution agreement, Century made a $500,000 advance payment to the Company on September 30, 1998, which amount is being applied against Century's purchase orders for the Company's products. The Company recorded this payment as deferred revenue and recognizes sales revenue from such amount as the Company makes shipments to Century under such purchase orders. Upon achievement of the first regulatory approval in Japan for an application of the Onyx LES, Century, under the terms of the distribution agreement, will make a $1 million advance payment to the Company, which amount is to be applied against Century's first future purchase orders for Onyx-related product.

As of September 30, 1999, the Company had cash and cash equivalents of approximately $8.9 million. Cash used in the Company's operations for the nine months ended September 30, 1999 was approximately $9.9 million, reflecting the loss from operations, increases in inventories, receivables, and prepaid expenses, and decreases in accounts payable and deferred revenue, net of an increase in accrued liabilities. The increase in inventory reflects the anticipation of additional orders from Abbott, and initial orders from Guidant and Century, pending regulatory approvals. The increase in receivables consists primarily of the $500,000 committed payment from Abbott related to the continued resource commitment of the Company's sales representatives through September 30, 1999, as previously discussed. Cash provided by investing activities for the nine months ended September 30, 1999 was approximately $1.3 million and primarily reflected the maturity of short-term investments, net of purchases, expenditures for property and equipment (primarily leasehold improvements for the Company's new facility, furniture and fixtures, and the license and installation of a new information systems and related hardware), and for intellectual property. While continued investments will be made for property and equipment, the components of which are described above (as regards the Company's compliance with issues related to the Year 2000, see "Impact of The Year 2000 Issue," below), and for intellectual property, the Company has no significant capital commitments as of September 30, 1999. Cash provided by financing activities was approximately $2.3 million, consisting of proceeds received by the Company from its borrowing under the credit agreement with Century, discussed above, issuances of common stock under the Company's Employee Stock Purchase Plan and from the exercise by employees, directors and consultants of stock options, net of repayments by the Company on its equipment line of credit.

The Company plans to finance its capital and operational needs principally from
(a) its existing capital resources at September 30, 1999, (b) the $500,000 payment to be received from Abbott as consideration for the continued resource commitment of the Company's sales representatives through September 30, 1999, and (c) the receipt in November 1999 of the $3 million proceeds from the Company's exercise of its option requiring Abbott to purchase additional shares of the Company's common stock.

The Company believes current resources will be sufficient to fund its operations through 2000. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including results under the distribution agreements with Guidant, Abbott and Century, and similar future agreements, should any be entered into, progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements will also depend on the demands created by its operational and development programs.

IMPACT OF THE YEAR 2000 ISSUE

In less than three months, companies may face a potentially serious problem if information systems, software applications and operational programs written in the past do not properly recognize calendar dates beginning in the Year 2000 (the "Year 2000 issue"). This problem could affect both information technology ("IT") systems (for example, computer hardware and software) and non-IT systems (for example, systems or machines with embedded microcontrollers) with the result being the possible malfunctioning or non-functioning of such systems.

The Company's products do not contain IT or non-IT system components. Moreover, the Company's assessment of the Year 2000 issue indicates that its manufacturing processes are not significantly dependent on systems that would be affected by the Year 2000 issue. Accordingly, the Company estimates that the level of incremental expenditures it has incurred solely to bring the Company into compliance with respect to the Year 2000 issue has not exceeded $50,000, and that future such expenditures would not exceed $25,000. These amounts exclude planned expenditures in connection with the installation of an enterprise resources planning system and other software systems which expenditures the Company would have incurred irrespective of the Year 2000 issue.

The Company has an internal task force that undertakes such activities as creating awareness within the Company of the Year 2000 issue, assessing the Company's IT and non-IT systems' compliance with respect to the Year 2000 issue, implementing remedial action to address non-compliance and establishing controls for ongoing compliance. As regards IT systems, the Company has obtained written representations from the manufacturers of the enterprise resource planning software and the other software systems the Company installed during the first half of 1999. Based on such written representations, the Company believes that such software will not be affected by the Year 2000 issue, and the Company believes that its existing information systems equipment, primarily composed of personal computers, will be minimally impacted by the Year 2000 issue, as the Company intends to replace the majority of those systems which may be affected by this problem before the end of 1999 due to technological obsolescence. With respect to non-IT systems, the Company, having completed its move to its new facility in December 1998, has taken steps to reduce the volume of outside manufacturing and processing, and to establish on-site capabilities. In this transition, the Company has installed, as necessary, systems that are Year 2000 compliant. Also in connection with the move to the new facility, the Company has obtained written representations as to compliance with the Year 2000 requirements from manufacturers of systems that are installed in the facility. In addition, the Company has initiated communications with its suppliers and service providers to assess such parties' status with respect to the Year 2000 issue, and the Company has established policies regarding internal approval for it to transact business with current and future suppliers and service providers that is predicated, in part, on such parties' compliance with Year 2000 requirements. To date, no specific risks have been identified from communication requested and received by the Company from its vendors and service providers.

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

Limited Operating History; Absence of Profitability. The Company was incorporated in 1993. To date, the Company's business has generated limited product sales. From its inception through September 30, 1999, the Company incurred cumulative losses of approximately $38 million. The Company expects to incur additional losses as it expands its research and development, manufacturing and marketing efforts. No assurance can be given that the Company will achieve significant sales of its products or that such sales will lead to profitability. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to the introduction of its current and future products, or the Company's research and development, manufacturing and marketing efforts. Such delays or expenses could have a material adverse effect on the Company's business, operating results and financial condition.

Possible Need for Additional Funds; Uncertainty of Additional Financing. The Company's operations to date have consumed substantial amounts of cash, and the Company expects that this condition will continue at least through 2000. The Company believes that its existing capital resources and anticipated cash flow from planned operations, together with the net proceeds from (a) earlier financings, (b) a convertible subordinated note agreement with Guidant entered into in November 1997, including $2.5 million received by the Company from Guidant in exchange for debt and common stock upon the achievement of a milestone defined in the agreement with Guidant, (c) a convertible subordinated note agreement, credit agreement and distribution agreement with Abbott entered into in August 1998, (d) a convertible subordinated note agreement, credit agreement and distribution agreement with Century entered into in September 1998, (e) additional capital under the terms of agreements with Abbott, described below, and (f) the interest earned on cash, cash equivalent and short-term investment balances, should be adequate to satisfy its capital requirements through 2000. There can be no assurance, however, that the Company will not need additional capital before such time. The Company's need for additional financing will depend upon numerous factors, including the extent and duration of the Company's future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, and market and regulatory developments.

The distribution agreement with Abbott required the Company to commit the resources of its sales representatives for the first six months of the agreement to the transition of the distribution function to Abbott. This six-month period terminated on March 31, 1999. In April and November 1999, Abbott committed to make $500,000 payments to the Company solely as consideration for the continued resource commitment of the Company's sales representatives to the transition of distribution to Abbott during each of the quarters ended June 30, 1999 and September 30, 1999. In addition, the Company and Abbott entered into an agreement that provided the Company an option to require Abbott to purchase up to $3 million of the Company's common stock at a price of $12 per share. The Company exercised such option for the full $3 million in October 1999, which amount the Company received in November 1999.

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

Dependence on Patents and Proprietary Technology. The success of the Company will depend, in part, on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of others. The patent position of a medical device company may involve complex legal and factual issues. As of November 1, 1999, the Company held twenty-six issued U.S. patents, one issued foreign patent and has forty-seven U.S. and thirty-six foreign patent applications pending. The Company's issued U.S. patents cover technology underlying the Onyx LES (including both liquid embolic implantables as well as access and delivery catheters), carotid and intra-cerebral stents, coatings, the Cragg MicroValve, infusion wires, and the Cragg Thrombolytic Brush. The expiration dates of these patents range from 2009 to 2015. The pending claims cover additional aspects of liquid embolic material, access and microcatheter delivery devices, carotid and intra-cerebral stent technologies, non-vascular liquid embolic products, infusion catheters, infusion wires, and the Thrombolytic Brush. Each product area the Company is pursuing is covered by at least two issued patents and, in most instances, three pending patents. One of the patents used by the Company is currently licensed by the Company from Andrew Cragg, M.D. There can be no assurance that issued patents will provide significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. There also can be no assurance that patents belonging to competitors will not require the Company to alter its technology and products, pay licensing fees or cease to market or develop its current or future technology and products. The Company also relies on trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire equivalent technology or that the Company can maintain such technology as trade secrets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. The failure of the Company to protect its intellectual property rights could have a material adverse effect on its business, operating results and financial condition.

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

Limited Marketing Experience; Lack of Distribution. The Company's experience in working with third-party distributors is limited. In November 1997, the Company executed a distribution agreement with Guidant to provide for the distribution of the Company's neuro vascular product in Europe, and, in August 1998, the Company and Guidant agreed to expand this distribution agreement to provide for the distribution of the Company's peripheral embolization applications of the Onyx LES. In August 1998, the Company executed a distribution agreement with Abbott to provide for distribution of the Company's peripheral vascular blood clot therapy products in the United States and Canada, and in September 1998, the Company executed a distribution agreement with Century to provide for distribution of all the Company's products in Japan. There can be no assurance, however, that either Guidant or Abbott will be able to successfully market the Company's products. Also, there can be no assurance that Century will be successful in assisting the Company in obtaining necessary regulatory approvals in Japan, or, if such approvals are obtained, that Century would be successful in marketing the Company's products. The Company's sales force consists of five people in the United States, all of whom have been with the Company for a limited time. There is competition for sales personnel experienced in interventional medical device sales, and there can be no assurance that the Company will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. The Company intends to market and sell its products outside the United States principally through distributors and believes that it will need to continue to expand its distributor network or develop its own sales force. The Company's ability to market its products in certain areas may depend on strategic alliances with marketing partners such as Guidant, Abbott and Century. Other than the agreements with Guidant, Abbott and Century, there can be no assurance that the Company will be able to enter into distribution agreements on acceptable terms or at all. Also, there can be no assurance that such agreements will be successful in developing the Company's marketing capabilities or that the Company will be able to successfully develop a direct sales force. Such failure could have a material adverse effect on the Company's business, operating results and financial condition.

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

Risks Associated with International Sales. To date, the majority of the Company's sales have not been derived from international sales. The Company believes that its future performance will be dependent in part upon its ability to increase international sales. Although the perceived demand for certain products may be lower outside the United States, the Company intends to continue to expand its international operations and to enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to successfully expand its international sales. The Company's success in international markets will depend on its ability to establish and maintain agreements with suitable distributors, or establish a direct sales presence.

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

In April 1999, the Company was notified by The Nasdaq-Amex Group ("Nasdaq") that it did not meet the requirements for the Company's Common Stock to continue to be listed on the Nasdaq National Market. The Company held discussions with the holders of its convertible debt, submitted for Nasdaq's consideration a proposal and definitive plan for compliance, and, in May 1999, consummated agreements with Abbott resulting in the conversion of $10 million of notes held by Abbott into shares of the Company's Common Stock, and providing the Company with an option that required Abbott to purchase up to $3 million of the Company's Common Stock in support of such plan. Nasdaq informed the Company that it considered the Company's actions to be sufficient so as to support continued listing of the Company's Common Stock on the Nasdaq National Market. There is no assurance, however, that the Company will be able to remain in compliance with the Nasdaq National Market continued listing requirements. Should Nasdaq determine in the future that such continued listing is not supported, the Company's stock price could be materially and adversely affected.

Risks Associated with Year 2000 Issue. In less than three months, companies may face a potentially serious problem if information systems, software applications and operational programs written in the past do not properly recognize calendar dates beginning in the Year 2000 (the "Year 2000 issue"). This problem could affect both information technology ("IT") systems (for example, computer hardware and software) and non-IT systems (for example, systems or machines with embedded microcontrollers) with the result being the possible malfunctioning or non-functioning of such systems.

The Company's products do not contain IT or non-IT system components. Moreover, the Company's assessment of the Year 2000 issue indicates that its manufacturing processes are not significantly dependent on systems that would be affected by the Year 2000 issue. Accordingly, the Company estimates that the level of incremental expenditures it has incurred solely to bring the Company into compliance with respect to the Year 2000 issue has not exceeded $50,000, and that future such expenditures would not exceed $25,000. These amounts exclude planned expenditures in connection with the installation of an enterprise resources planning system and other software systems which expenditures the Company would have incurred irrespective of the Year 2000 issue.

The Company has an internal task force that undertakes such activities as creating awareness within the Company of the Year 2000 issue, assessing the Company's IT and non-IT systems' compliance with respect to the Year 2000 issue, implementing remedial action to address non-compliance and establishing controls for ongoing compliance. As regards IT systems, the Company has obtained written representations from the manufacturers of the enterprise resource planning software and the other software systems the Company installed during the first half of 1999. Based on such written representations, the Company believes that such software will not be affected by the Year 2000 issue, and the Company believes that its existing information systems equipment, primarily composed of personal computers, will be minimally impacted by the Year 2000 issue, as the Company intends to replace the majority of those systems which may be affected by this problem before the end of 1999 due to technological obsolescence. With respect to non-IT systems, the Company, having completed its move to its new facility in December 1998, has taken steps to reduce the volume of outside manufacturing and processing, and to establish on-site capabilities. In this transition, the Company has installed, as necessary, systems that are Year 2000 compliant. Also in connection with the move to the new facility, the Company has obtained written representations as to compliance with the Year 2000 requirements from manufacturers of systems that are installed in the facility. In addition, the Company has initiated communications with its suppliers and service providers to assess such parties' status with respect to the Year 2000 issue, and the Company has established policies regarding internal approval for it to transact business with current and future suppliers and service providers that is predicated, in part, on such parties' compliance with Year 2000 requirements. To date, no specific risks have been identified from communication requested and received by the Company from its vendors and service providers.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)EXHIBITS

           See Index to Exhibits on Page 28 of this Quarterly Report on Form 10-QSB.

        (b)REPORTS ON FORM 8-K

           No reports on Form 8-K were filed, or required to be filed, by the Company during the quarterly period ended September 30, 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MICRO THERAPEUTICS, INC.

Date:  November 12, 1999               By:  /s/ Harold A. Hurwitz
                                            ------------------------------------
                                            Harold A. Hurwitz
                                            Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit                                                                        Page
Number                                    Description                         Number
-------                                   -----------                         ------
 27.1       Financial Data Schedule - Nine Months Ended September 30, 1999      29