Form 10KSB40
period 1999-12-31
MICRO THERAPEUTICS INC
filed 2000-03-30
CIK 311407

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                              OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                          COMMISSION FILE NUMBER 0-6523

                         [MICRO THERAPEUTICS, INC LOGO]

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

        Issuer's revenues for its most recent fiscal year were $4,097,672

        As of March 14, 2000, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates, computed by reference to the price at which common equity was sold on such date, was approximately $61,000,000.

        9,887,636 shares of Common Stock were outstanding at March 14, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Information required under Items 9, 10, 11 and 12 of Part III hereof are incorporated by reference to portions of the registrant's definitive Proxy Statement to be filed in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held May 25, 2000.

        Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

        Index to Exhibits is on page 35.

                                     PART I

ITEM 1.        BUSINESS

        Micro Therapeutics, Inc. ("MTI" or the "Company") was incorporated in California in 1993 and reincorporated in Delaware in 1996. The Company develops, manufactures and markets minimally invasive medical devices for the diagnosis and treatment of vascular disease. MTI focuses its efforts in two under-served markets: (i) the treatment of neuro vascular disorders of the brain associated with stroke; and (ii) the treatment of peripheral vascular disease, including blood clot therapy in hemodialysis access grafts, arteries and veins. The Company's objective is to provide physicians with new interventional treatment alternatives which improve outcomes, reduce costs, shorten procedure times, reduce drug usage and allow access to difficult-to-reach anatomical locations. The Company currently markets more than eighty-five products for the treatment of neuro and peripheral vascular disease and expects to introduce additional products during 2000.

        The Company's products and products under development in the neuro vascular market designed to address stroke include: (i) the Onyx(TM) Liquid Embolic System ("LES(TM)"), which combines a unique material and special purpose access and delivery devices such as micro catheters, to treat aneurysms, arteriovenous malformations ("AVMs") and hypervascular brain tumors; and (ii) a range of guidewires, balloon catheters, and infusion micro catheters incorporating shaft designs and innovative materials, which allow access to the smallest, most remote blood vessels. The Company's products in the peripheral vascular market, designed for less invasive treatment of blood clots, include:
(i) a broad offering of infusion catheters, micro catheters and infusion wires; and (ii) the Cragg Thrombolytic Brush(TM) and the Castaneda Over The Wire Brush(TM), designed for rapid interventional clot disruption and dissolution through mechanical mixing of a thrombolytic drug with the clot.

BACKGROUND

        Vascular disease is, by Company estimates, the leading cause of death in the industrialized world. It may occur in any part of the body, and is generally manifested as an occlusion or rupture in a vessel. The vascular disease market consists of three segments, defined by anatomical location: cardiovascular disease, or disease of the coronary arteries; neuro vascular disease, or disease of the vessels in the brain; and peripheral vascular disease, or disease in blood vessels throughout the rest of the body. MTI is focused on the two segments it believes to be under-served: neuro vascular and peripheral vascular disease.

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

PRODUCTS

        The following table sets forth the Company's principal products and products under development and their current regulatory status:

                    PRODUCT LINE                                         APPROVAL STATUS
                                                      ---------------------------------------------------
                                                      UNITED STATES       EUROPEAN UNION         JAPAN
ONYX LIQUID EMBOLIC SYSTEM

   Aneurysm                                            Submission          Submission         Submission
                                                      expected 2002       expected 2000      expected 2002
   Arteriovenous malformation                          Submission           Approved          Submission
                                                      expected 2002                          expected 2002
   Hypervascular tumor                                 Submission         Submitted 1999       Submission
                                                      expected 2002                          expected 2002
MICRO CATHETERS, AND ACCESS AND DELIVERY PRODUCTS

   Rebar(TM) Micro Catheter                             Approved             Approved        Submitted 1999
   Flow Rider(R)   Flow Directed Catheter               Approved             Approved           Approved
   EasyRider(R) Micro Catheter                          Approved             Approved           Approved
   SilverSpeed(TM) Guidewire                            Approved             Approved           Approved
   Equinox(TM) Occlusion Balloon System                 Approved             Approved           Approved

PERIPHERAL VASCULAR-BLOOD CLOT THERAPY PRODUCTS

Infusion Catheters
   Cragg-McNamara(TM) Valved Infusion Catheter          Approved             Approved           Approved
   MicroMewi(R) Sidehole Infusion Catheter              Approved             Approved           Approved
   Mewi-5(TM) Sidehole Infusion Catheter                Approved             Approved           Approved

Infusion Wires
   ProStream(R) Sidehole Infusion Wire                  Approved             Approved           Approved
   ProStream(R) Endhole Infusion Wire                   Approved             Approved           Approved

MECHANICAL THROMBOLYSIS
   Cragg Thrombolytic Brush(TM)                         Approved             Approved        Not Submitted
   Castaneda Over The Wire Brush(TM)                    Approved             Approved        Not Submitted


ONYX LIQUID EMBOLIC SYSTEM

        The Company's proprietary Onyx Liquid Embolic System ("LES"), currently under development, is designed for rapid and controlled embolization of aneurysms, AVMs and hypervascular brain tumors. The Onyx LES consists of unique biomaterials and special purpose micro catheters. The micro catheters are used to deliver the material, in liquid form, to small remote blood vessels in the brain where it fills a vascular defect and transforms into a solid polymer cast. The Onyx LES offers a unique form, fill and seal approach to the interventional treatment of aneurysms or AVMs associated with hemorrhagic stroke, and of hypervascular tumors which can manifest mass effect symptoms similar to those of a hemorrhagic stroke.

        The conventional treatment of hemorrhagic stroke requires highly-invasive neurosurgery, in which a portion of the skull is removed and brain tissue is manipulated to gain access to the diseased vessel. This type of surgery generally involves extensive blood loss and prolonged hospitalization.

        Interventional treatment of certain aneurysms currently involves advancing a micro catheter through the cerebral vasculature to the aneurysm site. Tiny metal coils attached to a delivery wire are passed, one at a time, through the catheter and into the aneurysm. The coil is then released from the delivery wire, the wire is removed and the next coil is advanced through the catheter. This process is repeated until approximately 35% of the volume of the aneurysm is filled with coils. The presence of these coils in the aneurysm disrupts blood flow, leading to the formation of thrombus in the spaces within the coil mass. Numerous embolization coils are required to fill an aneurysm, a procedure which generally takes two to three hours to complete, and not all aneurysms are suited to this approach.

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

        In an Onyx procedure, the micro catheter is positioned at the embolization site and the material is delivered with a single injection. The Onyx material is visible under fluoroscopy and thus the interventionalist is able to see and continuously monitor the penetration and location of the material. When the vascular defect is completely filled with the polymer cast, the delivery catheter is removed. Since the Onyx material is nonadhesive, the controlled injection and filling of the vascular defect can take place over a 30-second or longer period, whereas a glue injection and catheter withdrawal must be done very quickly to avoid gluing the delivery catheter in place.

        The Company is conducting feasibility studies in the United States and Europe with respect to the use of Onyx in the treatment of brain aneurysms, and, in 2000, the Company anticipates filing for CE Mark certification in Europe which, if granted, would allow the Company to market Onyx for this treatment, and for an Investigational Device Exemption ("IDE") in the United States to conduct multi-center human clinical trials. CE Mark approval was obtained in 1999 for the use of Onyx in the treatment of brain and peripheral AVMs, and the Company anticipates filing an IDE in the United States to perform multi-center human clinical studies with respect to the treatment of brain AVMs. In 1998, the Company filed and received approval on an IDE to conduct multi-center human clinical trials in the United States, pursuant to which the Company will seek to obtain regulatory approval for market introduction of Onyx in the treatment of meningiomas, the most common form of hypervascular brain tumor. There can be no assurance, however, that the Company will be successful in completing any of the studies referred to above or in obtaining approvals, such as those described above, for market introductions.

MICRO CATHETERS, AND ACCESS AND DELIVERY PRODUCTS

        The Company is developing a line of products that will allow access to and treatment in challenging and difficult-to-reach anatomical locations, such as the remote, or distal, vessels in the brain. This product line includes a family of micro catheters, guidewires and balloon systems, certain models of which will be delivery components of the Onyx LES and others will be for general interventional therapies.

        The Company's micro catheters incorporate unique shaft designs and innovative materials which allow access to small, remote vessels in the brain. These micro catheters may be used for infusion of drugs to dissolve blood clots associated with thromboembolic stroke, and to deliver embolic materials, including Onyx, to embolize aneurysms, AVMs and hypervascular brain tumors.

        Rebar Micro Catheter. This is a reinforced micro catheter constructed using a three layer design for enhanced kink resistance. It is a multi-purpose micro catheter enabling the interventionalist to deliver Onyx(TM), coils, glue, other embolic materials, drugs, contrast media and liquids to the location of a vascular defect. The catheter has two distal marker bands to facilitate visualization. The Rebar is designed as an over-the-wire micro catheter and works in conjunction with the Company's SilverSpeed Hydrophilic Guidewire. The Company anticipates that this catheter will eventually supplant the EasyRider Micro Catheter as its primary over-the-wire catheter. The Rebar Micro Catheter has obtained regulatory marketing clearances in the United States and the European Union.

        FlowRider Flow Directed Catheter. This micro catheter is designed to take advantage of naturally-occurring blood flow dynamics to access hard-to-reach, tightly twisted vessels. The distal section of the catheter is coated using an advanced coating process, to enhance its durability. The more proximal section of the shaft is uncoated to facilitate handling control, and constructed with the Company's proprietary Continuously Variable Extrusion(TM)
(CVE) technology. This process decreases the number of fused joints thus increasing strength and pushability. If extra support is needed, it can also accommodate the Company's SilverSpeed Hydrophilic Guidewire. The FlowRider Flow Directed Catheter has obtained regulatory marketing clearances in the United States, the European Union and Japan.

        SilverSpeed Hydrophilic Guidewire. This guidewire is used to facilitate introduction and placement of micro catheters, occlusion balloons and angioplasty catheters. The construction of the guidewire allows for a flexible end, with a gradual decrease in the stiffness toward the tip. The distal coil segment is radiopaque platinum, which aids in fluoroscopic guidance for tip positioning. The SilverSpeed Hydrophilic Guidewire has obtained regulatory marketing clearances in the United States, the European Union and Japan.

        Equinox Occlusion Balloon System. This balloon system is designed for use in blood vessels where temporary occlusion is desired. It provides a vessel selective technique which is useful in selectively stopping or controlling blood flow, and is capable of accessing small diameter vessels and tortuous anatomy. Accordingly, it may be used to arrest blood flow to distal sites to allow for embolization treatment of vascular abnormalities such as aneurysms. The Equinox Occlusion Balloon System has obtained regulatory marketing clearances in the United States, the European Union and Japan.

PERIPHERAL VASCULAR BLOOD CLOT THERAPY PRODUCTS

  Catheters and Infusion Wires

        MTI has a broad offering of less invasive interventional catheters, micro catheters and infusion wires capable of efficient delivery of thrombolytic agents for the dissolution of blood clots. MTI's current offering of Cragg-McNamara valved tip infusion catheters and ProStream infusion wires represents advanced technology in thrombolytic therapy for three peripheral vascular market subsegments: hemodialysis access grafts, arteries and veins.

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

        A number of high profile interventional radiology centers in the United States are treating DVT with local infusion of thrombolytic drugs at the site of the clot through sidehole infusion catheter and infusion wire systems. The Company believes the interventional treatment of DVT with its catheters and infusion wires may represent a significant opportunity to expand the patient population for interventional therapy.

        Of the more than 183,000 hemodialysis access graft treatments currently performed each year in the United States, the Company estimates that one third are treated interventionally. Of the 200,000 arterial blood clot treatments currently performed each year in the United States, the Company estimates that 50,000 are interventional. The Company also estimates that an additional 5,000 vein procedures are performed interventionally each year in the United States for a total of approximately 100,000 interventional treatments for peripheral blood clots.

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

        In August 1997, MTI began marketing the Cragg Thrombolytic Brush for use in hemodialysis access grafts. This product addresses the clinical issues that remain in standard thrombolysis. The Cragg Thrombolytic Brush was designed for rapid interventional clot disruption and dissolution through mechanical mixing of a thrombolytic drug with the blood clot. In February 1998, the Company began marketing the next generation of the Thrombolytic Brush, called the Castaneda Over The Wire Brush, which the Company believes further improves vascular access and ease of use. Future studies using this design may include clinical evaluation in other applications, including native vessels and additional peripheral grafts.

        The Company's peripheral blood clot therapy products have received regulatory marketing clearances in the United States, the European Union, Japan and other countries. These products are marketed in the United States under a distribution agreement with Abbott Laboratories ("Abbott"), in Japan under a distribution agreement with Century Medical, Inc. ("Century") and in other countries through independent distributors. See "Business--Sales and Marketing."


SALES AND MARKETING

        The primary users of the Company's products are interventional radiologists and neuroradiologists. The Company estimates that approximately 2,000 hospitals in the United States perform interventional radiology procedures and an estimated 250 institutions provide some neuro vascular and peripheral vascular therapy.

        Since inception, the Company's practice has been to establish and maintain relationships with key interventional radiologists and neuroradiologists. To achieve such relationships, the Company has had direct sales representatives covering the United States. In August 1998, the Company entered into a Distribution Agreement with Abbott, which required that the Company's sales force transition the Company's relationships with interventional radiologists to Abbott. The Company's obligation to work on such a transition with Abbott has ended and the Company has redirected the efforts of its remaining direct sales force toward expanding the relationships it has formed in the neuroradiology marketplace.

        The distribution agreement with Abbott provides Abbott exclusive rights to distribute the Company's peripheral blood clot therapy products in the U.S. and Canada. The term of the agreement runs through the end of 2008. It may be extended by mutual agreement, or by Abbott upon Abbott's attainment of forecast sales levels, the determination of which is defined in the agreement, in any three years within defined five-year periods in which the agreement is in force. Abbott may terminate the agreement upon 180 days written notice, and the Company may terminate the agreement if Abbott fails to attain the forecast sales levels discussed above in at least three years within defined five-year periods in which the agreement is in force, or if the parties reach an impasse in determining such sales levels. The agreement is also terminable by the Company's successor in the event of a change of control of the Company. In such event, Abbott has the option to purchase the peripheral blood clot therapy line of business at a mutually agreed-upon price, or the Company's successor may pay a termination fee based upon Abbott's historical sales levels as defined in the agreement. Sales to Abbott under this agreement accounted for 62% of total sales for the year ended December 31, 1999. Although the Company expects the sales under this agreement, as a percentage of total revenues, to decrease in 2000, the Company believes that sales under this agreement will continue to be a material component of total revenues.

        The Company has established international distribution arrangements, focused on the introduction and market penetration of peripheral vascular products, in most parts of Europe, Scandinavia, Latin America, Australia and New Zealand through a network of specialty medical device distributors.

        On November 17, 1997, the Company entered into a distribution agreement with Guidant Corporation ("Guidant"), which provides for European distribution of the Company's neuro products, and, in August 1998, the agreement was expanded to include future peripheral embolization products utilizing the Onyx LES. The distribution agreement has a five-year term, which commence upon the first commercial sale of such products in 1999, and may be canceled by the Company upon a sale of substantially all of the Company's assets or change in control of the Company. In such event, the cancellation penalty to be paid to the distributor is the greater of $1 million or an amount based on the distributor's gross profit, as defined in the distribution agreement.

        On September 23, 1998, the Company entered into a distribution agreement with Century Medical, Inc. ("Century"), that provides Century with exclusive rights to distribute all of the Company's products in Japan. The initial term of the agreement extends five years past the date on which the first regulatory approval is obtained for an application using the Onyx LES. The agreement may be extended for additional five-year terms either automatically, unless terminated for reasons described below, or by mutual agreement. The agreement may be terminated by the Company if Century fails to achieve certain sales levels, as defined in the agreement, in at least three of any five consecutive years in which the agreement is in force, or if the parties reach an impasse in defining such sales levels. The agreement is also terminable by the Company's successor in the event of a change of control of the Company upon payment by the Company's successor of a termination fee based on Century's historical gross profit, as defined in the agreement.

RESEARCH AND DEVELOPMENT

        For the years ended December 31, 1998 and 1999, the Company's research and development expenses amounted to $3,865,000 and $5,745,000, respectively. The Company is directing its research efforts towards development of products which expand the therapeutic alternatives available to interventional radiologists and interventional neuroradiologists for treatment of vascular disease.

        The Company believes that the Onyx LES has utility for a variety of procedures throughout the vascular system, including embolization of AVMs, hypervascular tumors and aneurysms. The Company has successfully performed studies on representative animal models in each of these areas. The neuro AVM application has received regulatory clearance for marketing in Europe, and the Company anticipates commencing clinical testing for this application in the United States during 2000. The tumor application is being tested in the clinical setting, and the Company anticipates the neuro aneurysm program to transition from the human feasibility studies currently underway to the clinical setting during 2000. In addition, the Company has filed patents related to certain non-vascular applications of the Onyx LES which have been cross-licensed to entities in which the Company has a minority equity interest.

        During 1999, the Company initiated and continued several programs to design and develop additional access and delivery devices, specifically, micro catheters, guidewires and balloon systems, both as part of the Onyx LES program and as general purpose devices.

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

        During 1999, the Company was issued five additional patents in the United States, increasing the total such patents issued to the Company to twenty-nine. The majority of the newly-issued patents related to neuro catheters, liquid embolic agents and stents. The number of pending and in-process applications increased commensurately during 1999.

        The Company's research and development staff consists of seventeen full-time engineers, technicians and regulatory personnel, and several clinical and technical consultants, all of whom have substantial experience in medical device development. The Company's product development process incorporates teams organized around each of the Company's core technologies or product groups, with each team having representatives from marketing, regulatory and clinical affairs, manufacturing and finance. Consultants are utilized where additional specialized expertise is required.

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

        The European Union has promulgated rules which require that medical products receive the right to affix the CE Mark, an international symbol of adherence to quality assurance standards. ISO 9001/EN 46001 certification is one of the CE Mark certification requirements. In order to obtain the right to affix the CE Mark to its products, the Company needs to obtain certification that its processes meet the ISO 9001/EN 46001 quality standards and applicable medical device directives promulgated by the European Union. Such certification has been obtained by the Company with respect to its peripheral vascular blood clot therapy, micro catheter, access and delivery products, and, thus, the Company currently has the right to affix the CE Mark to such products. However, this certification is reviewed on an annual basis, and there can be no assurance that such right to affix the CE Mark will be retained by the Company in the future.

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

        Raw materials are purchased from various qualified vendors, subjected to stringent quality specifications and assembled by the Company into final products. The Company routinely conducts quality audits of suppliers and has a vendor qualification program. Certain products are obtained by the Company from single source suppliers. However, the Company believes that alternative suppliers are available for its raw materials and other product components and plans to qualify additional suppliers as sales volume warrants. Although the Company intends to maintain sufficient levels of inventory to avoid any material disruption resulting from increased manufacturing, there can be no assurance that the Company will be able to manufacture and supply products to meet potential demand.

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

        The Company competes primarily with other producers of embolic material and devices, and catheter and wire based products for interventional treatment of neuro vascular and peripheral vascular disease. In neuro vascular interventional applications, the Target Therapeutics division of Boston Scientific, Inc. is the market leader. The Company expects to compete against Target Therapeutics and other entrants in the neuro vascular interventional market including the Cordis, Inc. subsidiary of Johnson & Johnson. In peripheral blood clot therapy applications the Company competes with Arrow International, Inc., the MediTech and Target Therapeutics divisions of Boston Scientific, Inc., Cook, Inc., and the AngioDynamics division of E-Z-EM Corporation. All of these companies have significantly greater financial, manufacturing, marketing, distribution and technical resources, name recognition and experience than the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than those developed by the Company or that would render the Company's products obsolete or noncompetitive. Additionally, there can be no assurance that the Company will be able to compete effectively against such competitors based on its ability to manufacture, market and sell its products.

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

MEDICAL ADVISORY CONSULTANTS

        The Company has consulting agreements with selected physicians who advises it on medical matters in areas of the Company's business. Such physicians are specialists in vascular disease diagnosis and therapy in interventional radiology and interventional neuroradiology. The Company consults with such physicians on an as-needed basis regarding the Company's research and development, preclinical trials and clinical trials.

        The consultants have entered into consulting agreements with the Company. These agreements generally provide that all inventions conceived by such consultants in the course of rendering service to the Company are the exclusive property of the Company. These agreements further provide that performance of such agreements will not conflict with any individual consultant's obligation to maintain the secrecy of confidential information of any third parties and that all confidential information developed or made known to such consultants by the Company during the course of such relationships with the Company is to be kept confidential and not disclosed to third parties.

        Certain of the consultants have been granted options to purchase shares of the Company's Common Stock for their services and are reimbursed for reasonable expenses, but receive no other compensation. Dr. Cragg is not an option holder but does receive compensation and holds a significant number of shares of the Company's Common Stock. All of the consultants are either self-employed or employed by employers other than the Company and may have commitments to, or consulting or advisory agreements with, other entities, including potential competitors of the Company, that may limit their availability to the Company. Although these consultants may contribute significantly to the affairs of the Company, none, other than Dr. Cragg, is expected to devote more than a small portion of his time to the Company.

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

        As of March 1, 2000, the Company held thirty-three issued U.S. patents, one issued foreign patent and has thirty-six U.S. and thirty-one foreign patent applications pending. The Company's issued U.S. patents cover technology underlying the LES (including both liquid embolic biomaterials as well as access and delivery micro catheters), carotid and intra-cerebral stents, coatings, the Cragg MicroValve, infusion wires, and the Cragg Thrombolytic Brush. The expiration dates of these patents range from 2009 to 2018. The pending claims cover additional aspects of liquid embolic material, access and microcatheter delivery devices, carotid and intra-cerebral stent technologies, non-vascular liquid embolic products, infusion catheters, infusion wires, and the Thrombolytic Brush.

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

        In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably assure the devices' safety and efficacy. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to QSRs) and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those that must receive premarket approval ("PMA") by the FDA to ensure their safety and efficacy (for example, life-sustaining, life-supporting and implantable devices, or new devices that have not been found substantially equivalent to legally marketed Class I, Class II or pre-amendments Class III devices).

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

        As of February 21, 2000, the Company had received 510(k) clearances for certain therapeutic indications of its micro catheters, guidewires, balloons and peripheral vascular blood clot therapy products, which cover over 80 products offered for market. The Company has made modifications which affect a number of its products covered under these 510(k) clearances, which modifications, the Company believes, do not affect the safety and efficacy of the products and thus, under FDA guidelines, do not require new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or would not require the Company to submit a new 510(k) notice for any of the changes made to the device. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

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

        The Company is required to provide information to the FDA on death or serious injuries that its medical devices have allegedly caused or contributed to, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA strictly prohibits the marketing of approved devices for uses other than those specifically cleared for marketing by the FDA. If the FDA believes that a company is not in compliance with the law or regulations, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations, and assess civil and criminal penalties against a company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company's business, operating results and financial condition.

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

        The Company or its distributors have received registrations and approvals to market Onyx for the treatment of neuro and peripheral AVMs, and its micro catheter, access, delivery and peripheral vascular blood clot therapy products, in most parts of Europe, Scandinavia, Latin America, New Zealand and Australia.

        The European Union has promulgated rules which require that medical products receive the right to affix the CE Mark, an international symbol of adherence to quality assurance standards. ISO 9001/EN 46001 certification is one of the CE Mark certification requirements. In order to obtain the right to affix the CE Mark to its products, the Company needs to obtain certification that its processes meet the ISO 9001/EN 46001 quality standards and applicable medical device directives promulgated by the European Union. Such certification has been obtained by the Company with respect to its peripheral vascular blood clot therapy, micro catheter, access and delivery products and, thus, the Company currently has the right to affix the CE Mark to such products. However, this certification is reviewed on an annual basis, and there can be no assurance that such right to affix the CE Mark will be retained by the Company in the future.

        Exports of products subject to the 510(k) notification requirements, but not yet cleared to market, are permitted without FDA export approval provided certain requirements are met. Unapproved products subject to the PMA requirements must receive prior FDA export approval unless they are approved for use by any member country of the European Union and certain other countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported to any country without prior FDA approval. To obtain FDA export approval, when it is required, certain requirements must be met and information must be provided to the FDA, including documentation demonstrating that the product is approved for import into the country to which it is to be exported and, in some instances, safety data from animal or human studies. There can be no assurance that the Company will receive FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Failure of the Company to receive import approval from foreign countries, obtain Certificates for Products for Export, meet FDA's export requirements, or obtain FDA export approval when required to do so, could have a material adverse effect on the Company's business, financial condition and results of operations.

THIRD-PARTY REIMBURSEMENT

        In the United States, hospitals, catheterization laboratories, physicians and other healthcare providers that purchase medical devices generally rely on third-party payors, such as private health insurance plans, to reimburse all or part of the costs associated with the treatment of patients.

        The Company's success will depend upon, among other things, its customer's ability to obtain satisfactory reimbursement from healthcare payors for its products. Reimbursement in the United States for the Company's micro catheter, access, delivery and peripheral blood clot therapy products is currently available under existing procedure codes from most third-party payors, including most major private health care insurance plans, Medicare and Medicaid. The Company believes that procedures using products such as the Onyx LES may be reimbursed in the United States under existing procedure codes should such products receive FDA clearance or approval, of which there is no assurance. However, third-party reimbursement for these products will be dependent upon decisions by individual health maintenance organizations, private insurers and other payors, and there can be no assurance that such procedure codes will remain available or that the reimbursement under these codes will be adequate. Given the efforts to control and decrease health care costs in recent years, there can be no assurance that any reimbursement will be sufficient to permit the Company to achieve or maintain profitability.

        Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Large-scale market acceptance of the Company's products will depend on the availability and level of reimbursement in international markets targeted by the Company. The Company has been informed by its international distributors that its currently-marketed peripheral blood clot therapy, micro catheter, access and delivery products have been approved for reimbursement in countries in which the Company markets such products. Obtaining reimbursement approvals can require 12-18 months or longer. There can be no assurance that the Company will, in the future, obtain reimbursement in any country within a particular time, for a particular amount, or at all. Failure to obtain such approvals could have a material adverse effect on the Company's sales, business, operating results and financial condition.

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

CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS

        Some of the information included herein contains forward-looking statements. These statements can be identified by the use of forward-looking terms such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. These statements discuss future expectations, projections or results of operations or of financial condition or state other "forward-looking" information. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements we make. These risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline.

        Many of our products are in developmental stages and may not successfully come to market. We have only recently introduced a number of products commercially. Several of our key products, particularly those relating to the Onyx Liquid Embolic System, are in the early stage of development. In some cases, these products either have not entered full clinical trials or have only recently done so. Our ability to market these products will depend upon a number of factors, including our ability to demonstrate the safety and efficacy of our products in the clinical setting. Our products may not be found to be safe and effective in clinical trials and may not ultimately be cleared for marketing by U.S. or foreign regulatory authorities. Our failure to develop safe and effective products which are approved for sale on a timely basis would have a negative impact on our business.

        Our products may not be accepted by the market. Even if we are successful in developing additional safe and effective products that have received marketing clearance, our new products may not gain market acceptance. In order for our Onyx Liquid Embolic System to be accepted, we must address the needs of potential customers. The target customers for our products are interventional radiologists and interventional neuroradiologists. However, even if our products are accepted by these targeted customers, this acceptance may not translate into sales. Additionally, our market share for our existing products may not grow, and our products which have yet to be introduced may not be accepted in the market.

        New products and technologies in the market could create additional competition. The markets in which we compete involve rapidly changing technologies and new product introductions and enhancements. We must enhance and expand the utility of our products, and develop and introduce innovative new products that gain market acceptance. New technologies, products or drug therapies developed by others could reduce the demand for our products. We may encounter technical problems in connection with our own product development that could delay introduction of new products or product enhancements. While we maintain research and development programs to continually improve our product offerings, including adding interventional devices, our efforts may not be successful, and other companies could develop and commercialize products based on new technologies that are superior to our products either in performance or cost-effectiveness.

        We face intense competition from many large companies. The medical technology industry is intensely competitive. Our products compete with other medical devices, surgical procedures and pharmaceutical products. A number of the companies in the medical technology industry, including manufacturers of neuro vascular and peripheral vascular products, have substantially greater capital resources, larger customer bases, broader product lines, greater marketing and management resources, larger research and development staffs and larger facilities than ours. These competitors have developed and may continue to develop products that are competitive with ours. They may develop and market technologies and products that are more readily accepted than ours. Their products could make our technology and products obsolete or noncompetitive. Although we believe that our products may offer certain advantages over our competitors' currently-marketed products, companies entering the market early often obtain and maintain significant market share relative to those entering the market later. While we have designed our products to be cost effective and more efficient than competing technologies, we might not be able to provide better methods or products at comparable or lower costs.

        We also compete with other manufacturers of medical devices for clinical sites to conduct human trials. If we are not able to locate such clinical sites on a timely basis, it could hamper our ability to conduct trials of our products, which may be necessary to obtain required regulatory clearance or approval.

        We have a short operating history, during which time we have not been profitable. We were incorporated in 1993. To date, our business has generated limited product sales. From our inception through December 31, 1999, we incurred cumulative losses of approximately $41 million. We expect additional losses as we expand our research and development, clinical, regulatory, manufacturing and marketing efforts. We may not achieve significant sales of our products or become profitable. We could encounter substantial delays and unexpected expenses related to the introduction of our current and future products, or our research and development, clinical, regulatory, manufacturing and marketing efforts. Such delays or expenses could reduce revenues and have a negative effect on our business.

        We may need additional financing to continue operations. Our operations to date have consumed substantial amounts of cash, and we expect that this condition will continue at least into 2002. We believe that our anticipated cash flow from planned operations and existing capital resources, comprising primarily the net proceeds from the following should be adequate to satisfy our capital requirements through 2001:

- financings preceding and including the initial public offering of our common stock in February 1997;

- a convertible subordinated note agreement with Guidant entered into in November 1997, including $2.5 million we received from Guidant in exchange for debt and common stock upon the achievement of a milestone defined in the agreement with Guidant;

- a convertible subordinated note agreement, credit agreement and distribution agreement with Abbott entered into in August 1998 and amended at various dates thereafter;

- a convertible subordinated note agreement, credit agreement and distribution agreement with Century entered into in September 1998;

- an option agreement with Abbott, which option was exercised by us in November 1999;

-       the sale, in March 2000, by us of 1,600,000 shares of our common stock;
        and

- the interest earned on cash, cash equivalent and short-term investment balances.

        However, it is possible that we will need additional capital before the end of 2001. Our need for additional financing will depend upon many factors, including the extent and duration of our future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, and market and regulatory developments.

        We currently have no other committed external sources of funds. If our existing resources are insufficient to fund our activities, we will seek to raise additional funds through public or private financing. However, such additional financing may not be available on acceptable terms or at all. If we raise additional funds by issuing equity securities, further dilution to our existing stockholders may result. If adequate funds are not available to us, our business may be negatively impacted.

        We depend on patents and proprietary technology. Our success will depend in part on our ability to:

-       obtain and maintain patent protection for our products;

-       preserve our trade secrets; and

-       operate without infringing the proprietary rights of others.

        The patent position of a medical device company may involve complex legal and factual issues. As of February 21, 2000, we held twenty-nine issued U.S. patents and one issued foreign patent, and have forty U.S. and thirty-one foreign patent applications pending. Our issued U.S. patents cover technology underlying the Onyx Liquid Embolic System (including both liquid embolic implantables as well as micro catheters, access and delivery devices), carotid and intra-cerebral stents, coatings, the Cragg MicroValve, infusion wires, and the Cragg Thrombolytic Brush. The expiration dates of these patents range from 2009 to 2018. The pending claims cover additional aspects of liquid embolic material, micro catheters, access and delivery devices, carotid and intra-cerebral stent technologies, non-vascular liquid embolic products, infusion catheters, infusion wires, and the Thrombolytic Brush. Each product area we are pursuing is covered by at least two issued patents and, in most instances, three pending patents. One of the patents we use is currently licensed by us from Andrew Cragg, M.D.

        There is no guarantee that issued patents will provide us significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. It is possible that patents belonging to competitors will require us to alter our technology and products, pay licensing fees or cease to market or develop our current or future technology and products. We also rely on trade secrets to protect our proprietary technology, it is possible that others will independently develop or otherwise acquire equivalent technology or that we will be unable to maintain our technology as trade secrets. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. If we fail to protect our intellectual property rights, there could be a negative impact on our business.

        There has been extensive litigation in the medical device industry regarding patents and other intellectual property rights. It is possible that infringement, invalidity, right to use or ownership claims could be asserted against us in the future. Although patent and intellectual property disputes in the medical device industry have often been settled through licensing or similar arrangements, these arrangements can be costly and there can be no assurance that necessary licenses would be available to us on satisfactory terms or at all under such circumstances. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business. In addition, if we decide to litigate such claims, it would be expensive and time consuming and could divert our management's attention from other matters and could negatively impact our business regardless of the outcome of the litigation.

        We have limited marketing and distribution experience. Our experience in working with third-party distributors is limited. In November 1997, we executed a distribution agreement with Guidant to provide for the distribution of our neuro vascular product in Europe, and, in August 1998, Guidant agreed to expand this distribution agreement with us to provide for the distribution of our peripheral embolization applications of the Onyx Liquid Embolic System. We did not enjoy meaningful revenues under this arrangement until the third quarter of 1999, following the initial regulatory clearance in the European Union to market the Onyx Liquid Embolic System for the treatment of brain arteriovenous malformations or "AVMs." In August 1998, we executed a distribution agreement with Abbott to provide for distribution of our peripheral vascular blood clot therapy products in the United States and Canada. In September 1998, we executed a distribution agreement with Century to provide for distribution of all our products in Japan. We did not enjoy meaningful revenues under the agreement with Century until the second quarter of 1999, following initial marketing clearance for certain of our products. There is no guarantee that either Guidant, Abbott or Century will be able to successfully market our products. Further, there is no guarantee that Century will be successful in assisting us in obtaining necessary regulatory approvals in Japan to commence marketing all of our products.

        Our sales force in the United States consists of three individuals which we consider an insufficient number to successfully launch products in the United States. There is competition for sales personnel experienced in interventional medical device sales, and there can be no assurance that we will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. We intend to market and sell our products outside the United States principally through distributors. We believe that we will need to continue to expand our distributor network or develop our own sales force. Our ability to market our products in certain areas may depend on strategic alliances with marketing partners such as Guidant, Abbott and Century. There is no guarantee that we will be able to enter into distribution agreements other than the agreements with Guidant, Abbott and Century on acceptable terms or at all. Also, there can be no assurance that such agreements will be successful in developing our marketing capabilities or that we will be able to successfully develop a direct sales force.

        We have limited manufacturing experience. Our experience in manufacturing our products is relatively limited. We have found it necessary to expand our manufacturing capacity in connection with our continued development and commercialization of our products We may find it necessary to further expand our manufacturing capacity in the future. Development and commercialization requires additional money for facilities, tooling and equipment and for leasehold improvements. We expect that such expansion would be achieved utilizing the increased space in our new leased facility, improved efficiencies, automation and acquisition of additional tooling and equipment. However, we may not be able to obtain the required funds for expansion of our manufacturing capacity. Improved efficiencies might not result from such an expansion. Any delay or inability to expand our manufacturing capacity, including obtaining the commitment of necessary capital resources could materially adversely affect our manufacturing ability.

        Obtaining approval from governmental agencies is a barrier to the sale of our products. The development, testing, manufacturing and marketing of our products in the United States are regulated by the U.S. Food and Drug Administration as well as various state agencies. The Food and Drug Administration requires governmental clearance of such products before they are marketed. The process of obtaining Food and Drug Administration and other required regulatory clearances is lengthy, expensive and uncertain. Additionally, if regulatory clearance is granted, it may include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, suspensions of approvals, product seizures, injunctions, recalls of products, operating restrictions and criminal prosecutions. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory approvals or requirements would have a negative impact on our business.

        Before we could offer and sell our current products, we were required to submit information to the Food and Drug Administration in the form of a 510(k) pre-market notification in order to substantiate label claims and to demonstrate "substantial equivalence" of our products to a legally marketed Class I or II medical device or a pre-amendments Class III medical device for which the Food and Drug Administration had not called for premarket approvals. Although we received Food and Drug Administration clearance for many of these products, we may not be able to obtain the necessary regulatory clearance for the manufacture and marketing of enhancements to our existing products or future products either in the United States or in foreign markets. We have made modifications which affect substantially all of our products covered under 510(k) clearances. We believe that these modifications do not affect the safety or efficacy of the products and thus, under Food and Drug Administration guidelines, do not require the submission of new 510(k) notices. However, the Food and Drug Administration may not agree with any of our determinations that a new 510(k) notice was not required for such changes and could require us to submit a new 510(k) notice for any of the changes made to a device. If the Food and Drug Administration requires us to submit a new 510(k) notice for any device modification, we may be prohibited from marketing the modified device until the 510(k) notice is cleared by the Food and Drug Administration.

        Before we can commercially market our Onyx Liquid Embolic System, we may be required to submit one or more premarket approval applications to the Food and Drug Administration. This generally involves a substantially longer and less certain review process than that of a 510(k) pre-market notification. In either event, such approvals or clearances may require human clinical testing prior to any action by the Food and Drug Administration. Based on the information regarding the material composition of Onyx, we believe the Onyx Liquid Embolic System would be regulated as a device. However, the Food and Drug Administration could at a later date determine that the Onyx Liquid Embolic System should be regulated as a drug. Such a change could significantly delay the commercial availability of the Onyx Liquid Embolic System and have a material adverse effect our business. Delays in receipt of, failure to receive, or loss of regulatory approvals or clearances to market our products would negatively impact our ability to market these products.

        In the European Union, we will be required to maintain the certifications we have obtained which are necessary to affix the CE Mark to our applicable products. We will have to obtain additional certifications with respect to affixing the CE Mark to our new products, in order to sell them in member countries of the European Union. We have received CE Mark certifications with respect to our currently marketed peripheral blood clot therapy products, micro catheters, guidewires, balloon systems, and the peripheral vascular and brain AVM embolization applications of the Onyx Liquid Embolic System, the first Onyx Liquid Embolic System applications to receive the CE Mark. We anticipate obtaining certifications with respect to certain additional application of the Onyx Liquid Embolic System. However, such certifications may be dependent upon successful completion of clinical studies. These clinical studies may not be successfully completed and we may not be able to obtain the required certifications. Additionally, we may not be able to maintain our existing certifications. In addition, federal, state, local and international government regulations regarding the manufacture and sale of health care products and diagnostic devices are subject to future change, and additional regulations may be adopted.

        Commercial distribution and clinical trials in most foreign countries also are subject to varying government regulations which may delay or restrict marketing of our products.

        Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed Quality System Requirements, which include development, testing, control and documentation requirements. Our manufacturing processes also are subject to stringent federal, state and local regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. Although we believe that we have complied in all material respects with such laws and regulations, there are periodic inspections to ensure our compliance. It is possible that we could be required to incur significant costs in the future in complying with manufacturing and environmental regulations, or that we could be required to cease operations in the event of any continued failure to comply.

        We are exposed to product liability claims. The nature of our business exposes us to risk from product liability claims. The risk of such claims has increased in light of a U.S. Supreme Court decision in 1996 concluding that the Food and Drug Administration regulatory framework does not necessarily preempt personal injury actions against medical device manufacturers. We currently maintain product liability insurance for our products, with limits of $10 million per occurrence and an annual aggregate maximum of $10 million. However, our insurance may not be adequate to cover future product liability claims. Additionally, we may not be able to maintain adequate product liability insurance at acceptable rates. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products may divert management's attention from other matters and may have a negative effect on our business.

        We are dependent on single-source suppliers and independent contract manufacturers. We purchase some components and services used in connection with our products from third parties. Our dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules. Delays in delivery or services or component shortages can cause delays in the shipment of our products. Our single-source components are generally acquired through purchase orders placed in the ordinary course of business, and we have no guaranteed supply arrangements with any of our single-source suppliers. Because of our reliance on these vendors, we may also be subject to increases in component costs. It is possible that we could experience quality control problems, supply shortages or price increases with respect to one or more of these components in the future. If we need to establish additional or replacement suppliers for some of these components, our access to the components might be delayed while we qualify such suppliers. Any quality control problems, interruptions in supply or component price increases with respect to one or more components could have a negative impact on our business.

        We rely on independent contract manufacturers to produce some of our products and components. This involves several risks, including:

-       inadequate capacity of the manufacturer's facilities;

-       interruptions in access to certain process technologies; and

- reduced control over product quality, delivery schedules, manufacturing yields and costs.

        Independent manufacturers have possession of and in some cases hold title to molds for certain manufactured components of our products. Shortages of raw materials, production capacity constraints or delays by our contract manufacturers could negatively affect our ability to meet our production obligations and result in increased prices for affected parts. Any such reduction, constraint or delay may result in delays in shipments of our products or increases in the prices of components, either of which could have a material adverse effect on our business.

        We do not have supply agreements with all of our current contract manufacturers and we often utilize purchase orders which are subject to acceptance by the supplier. An unanticipated loss of any of our contract manufacturers could cause delays in our ability to deliver our products while we identify and qualify a replacement manufacturer.

        We depend upon key personnel. We significantly depend upon the contributions, experience and expertise of our founders, certain members of our management team and key consultants. We maintain a key-man life insurance policy in the amount of $1 million on the life of George Wallace, our President and Chief Executive Officer. This insurance may not be adequate to cover the risk involved. Additionally, our success will depend upon our ability to attract and retain additional highly qualified management, sales, technical, clinical and consulting personnel.

        We depend upon third-party reimbursement for some of our revenues. In the United States, health care providers such as hospitals and physicians that purchase medical devices generally rely on third-parties, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic procedures. With the implementation of Medicare's Prospective Payment System for hospital inpatient care (Diagnosis Related Groups or "DRGs") in the 1980s, public and private payors began to reimburse providers on a fixed payment schedule for patients depending on the nature and severity of the illness. Many tests and procedures that would have been performed under cost-plus reimbursement formulas are subject to scrutiny and must be justified in terms of their impact on patient outcomes. As a result, there is an incentive to conduct only those tests that will optimize cost-effective care.

        Changes in reimbursement policies of governmental (both domestic and international) or private healthcare payors could negatively impact our business to the extent any such changes affect reimbursement for procedures in which our products are used.

        We may not be able to expand our international sales. Currently, most of our revenues are not derived from international sales. We believe that our future performance will be dependent in part upon our ability to increase international sales. Although the perceived demand for certain products may be lower outside the United States, we intend to continue to expand our international operations and to enter additional international markets, which will require significant management attention and financial resources. There is no guarantee however, that we will be able to successfully expand our international sales. Our success in international markets will depend on our ability to establish and maintain agreements with suitable distributors, or establish a direct sales presence.

        International sales are subject to inherent risks, including unexpected changes in regulatory requirements, fluctuating exchange rates, difficulties in staffing and managing foreign sales and support operations, additional working capital requirements, customs, duties, tariff regulations, export license requirements, political and economic instability, potentially limited intellectual property protection and difficulties with distributors. In addition, sales and distribution of our products outside the United States are subject to extensive foreign government regulation. We have in the past avoided losses due to fluctuating exchange rates associated with international sales by selling our products in U.S. dollars. However, we hope to sell products in some markets in local currency, which would subject us to currency exchange risks.

        Large-scale market acceptance of our products will depend on the availability and level of reimbursement in international markets that we target. Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Obtaining reimbursement approvals in each country can require 12-18 months or longer.

        Provisions in our charter documents may make an acquisition of us more difficult. Provisions of our Amended and Restated Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to stockholders.

        Stock prices are particularly volatile in some market sectors. The stock market sometimes experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations can cause a decrease in the price of our common stock. The following factors may have a material adverse effect on the market price of our common stock:

-       fluctuations in our results of operations;

- failure of our results of operations to meet the expectations of public market analysts and investors;

- timing and announcements of technological innovations or new products by us or our competitors;

-       Food and Drug Administration and foreign regulatory actions;

-       developments with respect to patents and proprietary rights;

- timing and announcements of developments, including clinical trials related to our products;

- public concern as to the safety of technology and products developed by us or others;

-       changes in health care policy in the United States and internationally;

- changes in stock market analyst recommendations regarding Micro Therapeutics; and

-       the medical device industry generally.

        In addition, it is likely that during a future quarterly period, our results of operations will fail to meet the expectations of stock market analysts and investors and, in such event, our stock price could materially decrease.

        In April 1999, we were notified by The Nasdaq-Amex Group that we did not meet the requirements for our common stock to continue to be listed on the Nasdaq National Market. We held discussions with the holders of our convertible debt, submitted for Nasdaq's consideration a proposal and definitive plan for compliance, and in support of such plan, in May 1999 we consummated agreements with Abbott resulting in the conversion of $10 million of notes held by Abbott into shares of our common stock. Additionally, the agreements provided us with an option, which we exercised in November 1999, requiring Abbott to purchase $3 million of our common stock. Nasdaq informed us that it considered our actions to be sufficient to support continued listing of our common stock on the Nasdaq National Market. There is no guarantee, however, that we will be able to remain in compliance with the Nasdaq National Market continued listing requirements. Should Nasdaq determine in the future that our continued listing is not supported, our stock price could materially decrease.

        EMPLOYEES

        At March 9, 2000, the Company had 103 employees, all of whom were employed on a full-time basis.

ITEM 2.   PROPERTIES

        The Company occupies a facility of approximately 43,000 square feet which is located within a multi-tenant building in Irvine, California. The facility is subject to a lease which expires in September 2003, with two three-year renewal options. The Company believes that this space is adequate for its near-term needs.

ITEM 3.   LEGAL PROCEEDINGS

        The Company is not involved in any litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1999.

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

        High and low sales prices for the Company's Common Stock during the years ended December 31, 1998 and 1999 were as follows:

                                                              High       Low

     Q1 1998 (January 1 through March 31)                    $11.3750  $6.2500
     Q2 1998 (April 1 through June 30)                        11.6875   8.5000
     Q3 1998 (July 1 through September 30)                    11.2500   5.6875
     Q4 1998 (October 1 through December 31)                  12.4375   6.1250

     Q1 1999 (January 1 through March 31)                     10.1250   6.3750
     Q2 1999 (April 1 through June 30)                         8.8750   6.0000
     Q3 1999 (July 1 through September 30)                    13.5000   7.3750
     Q4 1999 (October 1 through December 31)                 $12.0000  $6.7500


        As of December 31, 1999, there were 50 stockholders of record of the Company's Common Stock. The Company estimates that there are currently approximately 1,200 beneficial owners of its Common Stock. All Preferred Stock outstanding prior to the Company's initial public offering ("IPO") of its Common Stock on February 14, 1997 was converted to Common Stock as a result of the IPO. Accordingly, there is no Preferred Stock outstanding. The Company has not paid any dividends on its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of the Company's business.

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

        (3) On August 12, 1998, the Company sold to Abbott a 5% Convertible Subordinated Note, due August 19, 2003, in the aggregate principal amount of $5,000,000. The principal balance of the note was convertible at any time at Abbott's option, into shares of the Company's Common Stock at a conversion price of $13.00 per share. On May 21, 1999, the Note was converted into shares of the Company's Common Stock, as described in (6) below.

        (4) On November 9, 1998, the Company sold to Abbott a 5% Convertible Credit Facility Note, due November 9, 2003, in the aggregate principal amount of $5,000,000. The principal balance of the note was convertible at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion price of $15.00 per share. On May 21, 1999, the Note was converted into shares of the Company's Common Stock, as described in (6) below.

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

        (6) On May 21, 1999, Abbott and the Company amended the terms of the Convertible Subordinated Note and Credit Facility Note, described respectively in (3) and (4) above, to reduce the conversion price with respect to (i) $4 million of the principal amount of the Convertible Subordinated Note to $8.640625 per share of the Company's Common Stock, (ii) the remaining $1 million principal amount of the Convertible Subordinated Note to $12.00 per share of the Company's Common Stock, (iii) the entire $5 million principal amount of the Credit Facility Note to $12.00 per share of the Company's Common Stock. Concurrently, Abbott converted the aggregate principal amount of the Convertible Subordinated Note and Credit Facility Note in exchange for 962,328 shares of the Company's Common Stock.

        (7) On May 21, 1999, Abbott and the Company agreed to a Put Option, under which the Company could require Abbott to purchase shares of the Company's Common Stock at $12.00 per share, up to an aggregate purchase price of $3 million. On October 26, 1999, the Company exercised its rights under the Put Option and issued the maximum of 250,000 shares of its Common Stock to Abbott under the terms of the Put Option Agreement.

        (8) On September 28, 1999 the Company sold to Century a 5% Convertible Subordinated Note, due September 30, 2003, in the aggregate principal amount of $2,000,000. The principal balance of the note is convertible at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion price of approximately $16.35 per share, which conversion price is subject to adjustment in certain circumstances.

        (9) On March 10, 2000, the Company sold 1,600,000 shares of its Common Stock under the terms of a Securities Purchase Agreement to accredited investors in conformity with Rule 506 under Regulation D at a price of $7.46 per share. The Company and the investors concurrently entered into a Registration Rights Agreement, under which the Company has undertaken to register such 1,600,000 shares under the Securities Act within a time frame specified in the Registration Rights Agreement.

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

        OVERVIEW

        Since its inception in June 1993, the Company has been primarily engaged in the design, development and marketing of minimally invasive devices for treatment of vascular disease. The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue at least into fiscal 2002 as the Company expends substantial resources to fund research and development, clinical trials, regulatory approvals, and marketing and sales activities.

        The Company commenced U.S. commercial shipments of its first thrombolytic infusion catheters in November 1994, but did not generate significant revenues until it established a direct domestic sales force in the second half of 1995. Through the third quarter of 1999, the majority of the Company's revenues have been derived from sales of its initial infusion catheters and related accessories, the Cragg Thrombolytic Brush, and the Castaneda Over The Wire Brush which received FDA approval in February 1998. In August 1998, the Company entered into a distribution agreement with Abbott which provides for distribution of such products by Abbott in the United States and Canada. The Company expects sales, under the distribution agreement with Abbott, of the products mentioned above, and similar products, to continue to provide a significant portion of the Company's revenues. The Company currently sells such products outside the United States and Canada through a limited number of distributors, however, revenues under these arrangements have not been significant to date.

        In November 1997, the Company signed an agreement with Guidant Corporation ("Guidant") to distribute the Company's neuro products in Europe and, in August 1998, that agreement was expanded to include distribution in Europe of the Company's peripheral embolization products. Until September 1999, no significant revenues had been received under the Guidant arrangement. Revenues under the Guidant arrangement are dependent upon the receipt by the Company of CE Mark certification for applications of the Company's Onyx(TM) Liquid Embolic System ("LES" (TM)) (formerly marketed as the EMBOLYX(TM) Liquid Embolic System), and market training and product launch activities are substantially underway. In April 1999, the Company obtained CE Mark approval for the peripheral embolization application of the Onyx LES, and the Company is in the process of accumulating additional clinical data with respect to this application before commencing market training activities. In July 1999, the Company received CE Mark approval for the treatment of arteriovenous malformations ("AVMs") in the brain using the Onyx LES and, accordingly, the Company initiated market training activities in July 1999, which activities are currently underway. Product launch activities with respect to the brain AVM application commenced in September 1999. Additional CE Mark certifications with respect to the Onyx LES are subject to the successful completion of clinical trials.

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

        RESULTS OF OPERATIONS

        Comparison of Fiscal Years Ended December 31, 1998 and December 31, 1999

        Following is information with respect to net sales for the years ended December 31, 1998 and 1999:

                                                                   YEAR ENDED DECEMBER 31,
                                                                        1998            1999
                                                                  ----------      ----------
Peripheral blood clot therapy
     United States                                                $4,078,076      $2,540,231
     International                                                    86,226         188,395
                                                                  ----------      ----------
          Total peripheral blood clot therapy revenues             4,164,302       2,728,626
                                                                  ----------      ----------

Onyx
     United States                                                        --          39,974
     International                                                        --         159,504
                                                                  ----------      ----------
          Total Onyx revenues                                             --         199,478
                                                                  ----------      ----------
Micro catheter, access and delivery
     United States                                                    51,874         490,550
     International                                                    33,205         624,000
                                                                  ----------      ----------
          Total micro catheter, access and delivery revenues          85,079       1,114,550
                                                                  ----------      ----------
Other
     United States                                                        --          53,538
     International                                                        --           1,480
                                                                  ----------      ----------
          Total other revenues                                            --          55,018
                                                                  ----------      ----------
Total revenues                                                    $4,249,381      $4,097,672
                                                                  ==========      ==========


        On August 12, 1998, the Company entered into a ten-year distribution agreement with Abbott that provides Abbott with exclusive rights to distribute the Company's peripheral blood clot therapy products in the U.S. and Canada. Upon shipment of product by the Company to Abbott, the Company receives an initial purchase price payment from Abbott, as provided in the agreement. Abbott provides additional purchase price payments to the Company based upon Abbott's net sales, as defined in the agreement. The Company recognizes as sales the initial purchase price upon shipment of product to Abbott. The Company recognizes the additional purchase price upon Abbott's reporting of sales to its customers. Sales to Abbott constituted 62% of the Company's total sales in 1999, as compared to 25% of the Company's total sales in 1998. Such sales to Abbott are made at lower average selling prices per unit relative to the period prior to August 1998, when sales of peripheral blood clot therapy products in the United States and Canada were made directly by the Company to end-user customers. Also, sales during substantially all of 1999 were adversely affected by manufacturing issues, being addressed by Abbott, related to its thrombolytic drug, Abbokinase(R), (urokinase for injection). The issues surrounding Abbott's ability to supply Abbokinase to the blood clot therapy market correspondingly affected sales of the Company's blood clot therapy products.

        In the third quarter of 1999, the Company obtained CE Mark approval to market the Onyx LES for the treatment of brain AVMs in the European Union. Accordingly, sales of Onyx substantively commenced in the fourth quarter of 1999.

        The increases in sales of micro catheter, access and delivery products in 1999, relative to 1998, are due primarily to additional products that received regulatory marketing clearances worldwide during 1999 and to the sale of such products in connection with sales of the Onyx LES, as discussed above.

        Other revenues in 1999 were derived from manufacturing services performed by the Company for third parties.

        Cost of sales increased to $2,861,301 for the year ended December 31, 1999 from $2,363,110 for 1998, and increased, as a percentage of sales, from 56% in 1998 to 70% in 1999. The dollar increase is attributable primarily to an increase in unit sales volume. The increase in the cost of sales percentage was due primarily to the lower unit prices the Company receives from Abbott, as discussed above, net of effects of shipments which substantially commenced during the third quarter of 1999 of the Company's neuro vascular micro catheter, access and delivery products, which bear a relatively lower cost of sales percentage than the peripheral blood clot therapy products that comprised substantially all of the Company's sales in 1998.

        Research and development expenses, including regulatory and clinical expenses, increased 47% from $5,080,214 in 1998 to $7,458,679 in 1999. This increase was primarily attributable to a higher level of personnel associated with the Company's increased research and development activities, including increased expenditures related to development of the Onyx LES, related clinical trials, market training and development of access and delivery products. The Company expects to continue to increase research and development costs for such activities as discussed above.

        Selling, general and administrative expenses decreased 15% from $6,212,103 in 1998 to $5,250,251 in 1999. This decrease was primarily attributable to two $500,000 payments from Abbott, received by the Company in July 1999 and November 1999, as consideration for the continued resource commitment of the Company's sales representatives during the second and third quarters of 1999 to the transition of distribution to Abbott and due to the implementation by the Company of certain cost control initiatives commencing in the third quarter of 1999.

        Net interest and other expense increased from $207,326 in 1998 to $2,356,710 in 1999. Such increase was due primarily to a non-recurring, non-cash charge, amounting to $1,651,585, related to the early debt conversion by Abbott in May 1999, and to higher average debt balances that were outstanding during 1999, relative to 1998.

        As a result of the items discussed above, the Company incurred a net loss of $13,830,069 for the year ended December 31, 1999, compared to $9,906,420 for 1998.

        Comparison of Fiscal Years Ended December 31, 1997 and December 31, 1998

        Net sales for the year ended December 31, 1998 increased 57% to $4,249,381 as compared to $2,714,047 for 1997. While almost all the Company's peripheral vascular therapy product lines experienced increases in sales from 1997 to 1998, the largest such increase was attributable to sales of the Cragg Thrombolytic Brush and the Castaneda Over The Wire Brush, which were introduced in August 1997 and February 1998, respectively. A portion of third-quarter 1998 sales, and a substantial portion of fourth quarter 1998 sales were made to Abbott under the terms of an exclusive distribution agreement with Abbott entered into in August 1998, discussed above, which resulted in lower average selling prices per unit relative to all of 1997, during which sales were made directly by MTI to end-user customers. Sales to Abbott under this agreement accounted for 25% of total sales for the year ended December 31, 1998. International sales represented 3% of total sales for each of the years ended December 31, 1998 and 1997.

        Cost of sales increased to $2,363,110 for the year ended December 31, 1998 from $1,948,188 for 1997, and decreased, as a percentage of sales, from 72% in 1997 to 56% in 1998. The dollar increase is attributable to the increase in sales volume. The decrease in the cost of sales percentage is due to the beneficial aspects of the increase in sales volume, and to increased efficiencies achieved in manufacturing, which allowed the Company to re-deploy certain individuals to research and development functions starting primarily in the fourth quarter of 1997.

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

        LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of approximately $41 million at December 31, 1999. To fund its operations, the Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million. Additionally, in November 1997, the Company received $5 million from Guidant under terms of a convertible note agreement. In April 1998, the Company achieved a milestone set forth in the agreement with Guidant, and elected, under the terms of the agreement, to have Guidant loan the Company $2 million and purchase from it $500,000 of the Company's common stock at approximately $10.50 per share, the proceeds from which were received in May 1998.

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

        The distribution agreement required the Company to commit the resources of its sales representatives in the United States and Canada for the first six months of the agreement to the transition of the distribution function to Abbott. This six-month period terminated on March 31, 1999. In April 1999 and August 1999, Abbott agreed to make additional quarterly $500,000 payments to the Company solely as consideration for the continued resource commitment of the Company's sales representatives to the transition of distribution to Abbott during each of the quarters ended June 30, 1999 and September 30, 1999. These additional payments were received by the Company in July 1999 and November 1999.

        Upon shipment of product by the Company to Abbott, the Company receives an initial purchase price payment from Abbott as provided in the agreement. Abbott provides additional purchase price payments to the Company based upon Abbott's net sales, as defined in the agreement.

        Concurrent with the execution of the distribution agreement with Century in September 1998, the Company and Century entered into convertible subordinated note and credit agreements, under which Century provided the Company with (a) $3 million, in exchange for a five-year subordinated note, convertible at the Company's option, subject to certain restrictions, into shares of the Company's common stock at a conversion rate of $15.00 per share, and (b) a $2 million credit facility. The availability of the credit facility commenced in April 1999, upon the Company obtaining its first CE Mark in Europe for an Onyx-related application. In September 1999 the Company borrowed the entire $2 million available under the credit facility in exchange for a note which is repayable five years from the date of the agreement and is convertible over the five-year life of the note at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion rate of approximately $16.35. Both notes have a stated interest rate of 5% per annum. This rate, for financial statement reporting purposes, has been adjusted to reflect an imputed market rate of interest as of the dates of the notes.

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

        On March 10, 2000, the Company sold 1,600,000 shares of its Common Stock under the terms of a Securities Purchase Agreement to accredited investors in conformity with Rule 506 under Regulation D. The Company and the investors concurrently entered into a Registration Rights Agreement, under which the Company has undertaken to register such 1,600,000 shares under the Securities Act within a time frame specified in the Registration Rights Agreement. Such shares were sold to the investors at a price of $7.46 per share, which the Company estimates will result in net proceeds, after payment of offering and registration expenses, of approximately $11 million.

        As of December 31, 1999, the Company had cash, cash equivalents and short-term investments of approximately $9.7 million. Cash used in the Company's operations for the year ended December 31, 1999 was approximately $12.1 million, reflecting the loss from operations, increases in inventories, receivables, and prepaid expenses, and decreases in accounts payable, accrued liabilities and deferred revenue, net of an increase in accrued salaries and benefits. Cash provided by investing activities for the year ended December 31, 1999 was approximately $1.1 million and primarily reflected the maturity of short-term investments, net of purchases, expenditures for property and equipment (primarily leasehold improvements for the Company's new facility, furniture and fixtures, and the license and installation of a new information systems and related hardware), and for intellectual property. While continued investments will be made for property and equipment, the components of which are described above (as regards the Company's compliance with issues related to the Year 2000, see "Impact of The Year 2000 Issue," below), and for intellectual property, the Company has no significant capital commitments as of December 31, 1999. Cash provided by financing activities was approximately $5.4 million, consisting of net proceeds received by the Company from its borrowing under the credit agreement with Century, sale of 250,000 shares of Common Stock, under the terms of a Put Option Agreement, to Abbott, both as discussed above, issuances of common stock under the Company's Employee Stock Purchase Plan and from the exercise by employees, directors and consultants of stock options, net of repayments by the Company on its equipment line of credit.

        The Company plans to finance its capital and operational needs principally from its existing capital resources at December 31, 1999, and the net proceeds received from the sale of 1,600,000 shares of its Common Stock in March 2000, discussed above.

        The Company believes current resources will be sufficient to fund its operations through 2001. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including results under the distribution agreements with Guidant, Abbott and Century, and similar future agreements, should any be entered into, progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements will also depend on the demands created by its operational and development programs.

IMPACT OF THE YEAR 2000 ISSUE

        Companies faced a potentially serious problem if information systems, software applications and operational programs written in the past did not properly recognize calendar dates beginning in the Year 2000 (the "Year 2000 issue"). This problem could have affected both information technology ("IT") systems (for example, computer hardware and software) and non-IT systems (for example, systems or machines with embedded microcontrollers) with the result being the possible malfunctioning or non-functioning of such systems.

        The Company's products do not contain IT or non-IT system components. Moreover, the Company's assessment of the Year 2000 issue indicates that its manufacturing processes are not significantly dependent on systems that would have been affected by the Year 2000 issue. Accordingly, the Company estimates that the level of incremental expenditures it has incurred solely to bring the Company into compliance with respect to the Year 2000 issue did not exceed $75,000. This amount excludes expenditures made in 1999 in connection with the installation of an enterprise resources planning system and other software systems, which expenditures the Company would have incurred irrespective of the Year 2000 issue.

        The Company formed an internal task force that undertook such activities as creating awareness within the Company of the Year 2000 issue, assessing the Company's IT and non-IT systems' compliance with respect to the Year 2000 issue, implementing remedial action to address non-compliance and establishing controls for ongoing compliance. As regards IT systems, the Company obtained written representations from the manufacturers of the enterprise resource planning software and the other software systems the Company installed during the first half of 1999. Based on such written representations, the Company believed that such software would not be affected by the Year 2000 issue, and the Company experience to date is consistent with such representations. With respect to non-IT systems, the Company, in connection with its move to its new facility in December 1998, took steps to reduce the volume of outside manufacturing and processing, and established on-site capabilities. In this transition, the Company installed, as necessary, systems that are Year 2000 compliant. Also in connection with the move to the new facility, the Company obtained written representations as to compliance with the Year 2000 requirements from manufacturers of systems that were installed in the facility. In addition, the Company initiated communications with its suppliers and service providers to assess such parties' status with respect to the Year 2000 issue, and the Company established policies regarding internal approval for it to transact business with current and future suppliers and service providers that is predicated, in part, on such parties' compliance with Year 2000 requirements. No specific risks were identified from communication requested and received by the Company from its vendors and service providers, and the Company's experience to date is consistent with such communication.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The information required hereunder is incorporated by reference from the information contained in the sections entitled "Directors," "Other Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of the Stockholders to be held on May 25, 2000 to be filed with the Securities and Exchange Commission.

ITEM 10.  EXECUTIVE COMPENSATION

        The information required hereunder is incorporated by reference from the information contained in the sections entitled "Compensation of Executive Officers," "Option Matters," "Employment and Severance Agreements" and "Directors Fees" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of the Stockholders to be held on May 25, 2000 to be filed with the Securities and Exchange Commission.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required hereunder is incorporated by reference from the information contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of the Stockholders to be held on May 25, 2000 to be filed with the Securities and Exchange Commission.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required hereunder is incorporated by reference from the information contained in the section entitled entitled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of the Stockholders to be held on May 25, 2000 to be filed with the Securities and Exchange Commission.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

        The following documents are filed as part of this Form 10-KSB:

        (a)    Exhibits:

        See Index to Exhibits on Page 35 of this Annual Report on Form 10-KSB.

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

 4.2 Warrant Agreement dated May 21, 1996 between the Company and Comdisco, Inc.(1)

10.1    Form of Directors' and Officers' Indemnification Agreement.(1)

10.2    License Agreement dated June 1, 1993 between the Company and Andrew
        Cragg.(1)

10.3 Consulting Agreement dated October 1, 1996 between the Company and Andrew Cragg.(1)

10.4 Industrial Real Estate Lease dated June 10, 1998 between the Company and New Goodyear, LTD., a California Limited Partnership. (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 1999)

10.5 Amended and Restated Investors Rights Agreement dated February 9, 1995, among the Company, the Investors named therein and the Common Holders named therein, as amended on May 17, 1996 and June 27, 1996.(1)

10.6 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan.(1), (3)

10.7    1996 Stock Incentive Plan, as amended.(1), (3)

10.8    Employee Stock Purchase Plan, as amended.(1), (3)

10.9 Equipment Leasing Line of Credit dated December 20, 1995 between the Company and ComDisco Ventures, as amended on May 21, 1996.(1)

10.10 Convertible Subordinated Note Agreement dated November 17, 1997, between the Company and Guidant Corporation. (Incorporated by reference to Exhibit 10.11 of the Company's Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 1998)

10.11 Distribution Agreement dated November 17, 1997, between the Company and Guidant Corporation. (Incorporated by reference to Exhibit 10.12 of the Company's Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 1998)(4)

10.12 First Amendment to Distribution Agreement dated August 17, 1998 between the Company and Guidant Corporation. (Incorporated by reference to Exhibit 10.12 of the Company's Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 1999)

10.13 Second Amendment to Distribution Agreement dated July 23, 1999 between the Company and Guidant Corporation. (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-QSB as filed with the Securities and Exchange Commission on August 12, 1999)

10.14 Convertible Subordinated Note Agreement dated August 12, 1998, between the Company and Abbott Laboratories. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K as filed with the Securities and Exchange Commission on August 12, 1998)

10.15 5% Convertible Note dated August 19, 1998, between the Company and Abbott Laboratories. (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K as filed with the Securities and Exchange Commission on August 12, 1998)

10.16 Exclusive Distribution Agreement dated August 12, 1998, between the Company and Abbott Laboratories. (Incorporated by reference to Exhibit
        10.3 of the Company's Form 8-K as filed with the Securities and Exchange Commission on August 12, 1998)(4)

10.17 First Amendment to Exclusive Distribution Agreement dated November 16, 1998 by and between the Company and Abbott Laboratories. (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-QSB as filed with the Securities and Exchange Commission on November 16, 1998)

10.18 Credit Agreement dated August 12, 1998, between the Company and Abbott Laboratories. (Incorporated by reference to Exhibit 10.4 of the Company's Form 8-K as filed with the Securities and Exchange Commission on August 12, 1998)

10.19 Security Agreement dated August 12, 1998, between the Company and Abbott Laboratories. (Incorporated by reference to Exhibit 10.5 of the Company's Form 8-K as filed with the Securities and Exchange Commission on August 12, 1998)

10.20 Amendment to Convertible Subordinated Note Agreement and Credit Agreement dated May 21, 1999 between the Company and Abbott. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated June 2, 1999)

10.21 Termination of Credit Agreement and Security Agreement dated May 21, 1999 between the Company and Abbott. (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated June 2, 1999)

10.22 Notice of Conversion of First Note, dated May 21, 1999, executed by Abbott. (Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated June 2, 1999)

10.23 Notice of Conversion of Second Note, dated May 21, 1999, executed by the Company. (Incorporated by reference to Exhibit 10.4 of the Company's Form 8-K dated June 2, 1999)

10.24   Put Option Agreement, dated October 26, 1999 between the Company and
        Abbott.

10.25 Convertible Subordinated Note Agreement dated September 23, 1998, between the Company and Century Medical, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K as filed with the Securities and Exchange Commission on November 3, 1998)

10.26 5% Convertible Note dated September 30, 1998, between the Company and Century Medical, Inc. (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K as filed with the Securities and Exchange Commission on November 3, 1998)

10.27 Distribution Agreement dated September 23, 1998, between the Company and Century Medical, Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K as filed with the Securities and Exchange Commission on November 3, 1998)(4)

10.28 Credit Agreement dated September 23, 1998, between the Company and Century Medical, Inc. (Incorporated by reference to Exhibit 10.4 of the Company's Form 8-K as filed with the Securities and Exchange Commission on November 3, 1998)

10.29 Stockholder Rights Plan. (Incorporated by reference to Exhibit 1 of the Company's Form 8-A dated June 3, 1999)

10.30 Securities Purchase Agreement dated March 10, 2000 between the Company and Pequot Capital Equity Fund II LP, Framlington Health, Bridge & Co. and Munder Health

10.31 Registration Rights Agreement dated March 10, 2000 between the Company and Pequot Capital Equity Fund II LP, Framlington Health, Bridge & Co. and Munder Health

21.1    Subsidiaries of the Registrant.(1)

23.1    Consent of PricewaterhouseCoopers LLP

24.1    Power of Attorney (see signature page S-1).

27.1    Financial Data Schedule for the year ended December 31, 1999.

-------------
(1) Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form SB-2, No. 333-17345.

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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on March 30, 2000.

                                                MICRO THERAPEUTICS, INC.

Dated: March 30, 2000                           By: /s/   GEORGE WALLACE
                                                George Wallace
                                                President, Chief Executive
                                                Officer and Director

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


/s/     GEORGE WALLACE              President, Chief Executive          March 30, 2000
---------------------------         Officer and Director
George Wallace                      (Principal Executive Officer)


/s/     HAROLD A. HURWITZ           Chief Financial Officer             March 30, 2000
---------------------------         (Principal Financial and
Harold A. Hurwitz                   Principal Accounting Officer)


/s/     WENDE HUTTON                Director                            March 30, 2000
---------------------------
Wende Hutton

/s/     DICK ALLEN                  Director                            March 30, 2000
---------------------------
Dick Allen

/s/     KIM BLICKENSTAFF            Director                            March 30, 2000
---------------------------
Kim Blickenstaff

/s/     W. JAMES FITZSIMMONS        Director                            March 30, 2000
---------------------------
W. James Fitzsimmons

                                   MICRO THERAPEUTICS, INC.

                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            PAGE
Report of Independent Accountants ......................................................................    F-2
Consolidated Balance Sheet At December 31, 1999 ........................................................    F-3
Consolidated Statements Of Operations For The Years Ended December 31, 1998 And 1999 ...................    F-4
Consolidated Statements Of Stockholders' Equity For The Years Ended December 31, 1998 And 1999..........    F-5
Consolidated Statements Of Cash Flows For The Years Ended December 31, 1998 And 1999 ...................    F-6
Notes To Consolidated Financial Statements .............................................................    F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Micro Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Micro Therapeutics, Inc. at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP
Orange County, California
February 18, 2000, except as to Note 17 as to which the date is March 10, 2000

                            MICRO THERAPEUTICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1999

                                  A S S E T S:

                                                                                                   Pro Forma
Current assets:                                                                                    (Note 17)
  Cash and cash equivalents                                                    $  9,666,166       $ 20,666,166
  Short term investments                                                                  -                  -
  Accounts receivable, net                                                          685,018            685,018
  Inventories, net                                                                1,199,523          1,199,523
  Prepaid expenses and other current assets                                         382,546            382,546
                                                                               ------------       ------------
          Total current assets                                                   11,933,253         22,933,253

Property and equipment, net                                                       2,176,441          2,176,441
Patents and licenses, net of accumulated amortization of $170,833                 1,460,336          1,460,336
Other assets                                                                         60,543             60,543
                                                                               ------------       ------------
          Total assets                                                         $ 15,630,573       $ 26,630,573
                                                                               ------------       ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                                             $    425,186       $    425,186
  Accrued salaries and benefits                                                     390,277            390,277
  Accrued liabilities                                                               382,767            382,767
  Deferred revenue                                                                  342,231            342,231
  Current portion of equipment line of credit                                        70,775             70,775
                                                                               ------------       ------------

          Total current liabilities                                               1,611,236          1,611,236

Deferred revenue                                                                    775,000            775,000
Equipment line of credit                                                              2,523              2,523
Notes payable, net                                                               10,607,618         10,607,618
                                                                               ------------       ------------

          Total liabilities                                                      12,996,377         12,996,377
                                                                               ------------       ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized;
    no shares issued or outstanding
  Common stock, $0.001 par value, 20,000,000 shares authorized;
    8,229,575 shares issued and outstanding  (9,829,575 shares pro forma)             8,230              9,830
  Additional paid-in capital                                                     43,765,699         54,764,099
  Unearned compensation                                                                   -                  -
  Stockholder notes receivable                                                     (322,590)          (322,590)
  Accumulated deficit                                                           (40,817,143)       (40,817,143)
                                                                               ------------       ------------

          Total stockholders' equity                                              2,634,196         13,634,196
                                                                               ------------       ------------

          Total liabilities and stockholders' equity                           $ 15,630,573       $ 26,630,573
                                                                               ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            MICRO THERAPEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Years Ended December 31, 1998 and 1999

                                                           1998               1999
                                                      ------------       ------------
Net sales                                             $  4,249,381       $  4,097,672
Cost of sales                                            2,363,110          2,861,301
                                                      ------------       ------------
          Gross margin                                   1,886,271          1,236,371

Costs and expenses:
  General and administrative                             2,416,748          2,661,677
  Research and development                               3,864,982          5,744,563
  Clinical and regulatory                                1,215,232          1,714,116
  Marketing and sales                                    3,795,355          2,588,574
  Facility moving costs                                    292,248
                                                      ------------       ------------
          Total costs and expenses                      11,584,565         12,708,930
                                                      ------------       ------------
          Loss from operations                          (9,698,294)       (11,472,559)
                                                      ------------       ------------
Other income (expense):
  Interest income                                          607,057            498,610
  Interest expense                                        (806,469)        (2,831,311)
  Other expense, net                                        (7,914)           (24,009)
                                                      ------------       ------------
                                                          (207,326)        (2,356,710)
                                                      ------------       ------------
          Loss before provision for income taxes        (9,905,620)       (13,829,269)

Provision for income taxes                                     800                800
                                                      ------------       ------------
          Net loss                                    ($ 9,906,420)      ($13,830,069)
                                                      ============       ============
Per share data:
    Net loss                                          ($ 9,906,420)      ($13,830,069)
    Net loss per share (basic and diluted)            ($      1.49)      ($      1.86)
    Weighted average shares outstanding                  6,642,558          7,446,501


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            MICRO THERAPEUTICS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For The Years Ended December 31, 1998 and 1999

                                                               Common Stock               Additional Paid-In      Unearned
                                                          Shares            Amount              Capital         Compensation
                                                     ------------        ------------        ------------         ---------
Balances at January 1, 1998                             6,505,195        $      6,505        $ 26,239,388         ($174,969)
Common stock issued for cash                               47,637                  48             499,952
Compensation related to stock options vesting                   -                   -                                52,137
Unearned compensation related to terminated
employees                                                       -                   -             (79,542)           79,542
Common stock issued under employee stock
purchase plan                                              22,458                  22             150,722
Exercise of stock options                                 140,286                 140             266,970
Common stock grant                                          2,143                   2              14,998
Imputed discount on convertible notes payable                   -                   -           2,533,253
Net loss                                                        -                   -
                                                     ------------        ------------        ------------         ---------
Balances at December 31, 1998                           6,717,719               6,718          29,625,741           (43,290)
Common stock issued for cash, net of costs of
$68,282                                                   250,000                 250           2,931,468
Compensation related to stock options vesting                   -                   -                                43,290
Common stock issued under employee stock
purchase plan                                              31,929                  32             219,382
Exercise of stock options and warrants                    267,299                 267             646,208
Imputed discount on convertible notes payable                   -                   -             326,385
Common stock issued for conversion of debt                962,628                 963           9,896,515
Compensation related to stock option grants                     -                   -             120,000
Net loss                                                        -                   -
                                                     ------------        ------------        ------------         ---------
Balances at December 31, 1999                           8,229,575        $      8,230        $ 43,765,699                 -
                                                     ============        ============        ============         =========


                                                       Stockholder         Accumulated         Total Stockholders'
                                                     Notes Receivable         Deficit               Equity
                                                     ----------------      -------------       -------------------
Balances at January 1, 1998                                                ($ 17,080,654)        $  8,990,270
Common stock issued for cash                                                                          500,000
Compensation related to stock options vesting                                                          52,137
Unearned compensation related to terminated
employees                                                                                                   -
Common stock issued under employee stock
purchase plan                                                                                         150,744
Exercise of stock options                                                                             267,110
Common stock grant                                                                                     15,000
Imputed discount on convertible notes payable                                                       2,533,253
Net loss                                                                      (9,906,420)          (9,906,420)
                                                     ----------------      -------------       --------------
Balances at December 31, 1998                                    -           (26,987,074)           2,602,095
Common stock issued for cash, net of costs of
$68,282                                                                                             2,931,718
Compensation related to stock options vesting                                                          43,290
Common stock issued under employee stock
purchase plan                                                                                         219,414
Exercise of stock options and warrants                    (322,590)                                   323,885
Imputed discount on convertible notes payable                                                         326,385
Common stock issued for conversion of debt                                                          9,897,478
Compensation related to stock option grants                                                           120,000
Net loss                                                                     (13,830,069)         (13,830,069)
                                                     -------------         -------------         ------------
Balances at December 31, 1999                            ($322,590)         ($40,817,143)        $  2,634,196
                                                     =============         =============         ============

                            MICRO THERAPEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1998 and 1999

                                                                                1998                1999
                                                                           ------------         ------------
Cash flows from operating activities:
  Net loss                                                                 ($ 9,906,420)        ($13,830,069)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                              488,902              712,282
     Amortization of notes payable discounts                                    270,268              394,624
     Compensation related to common stock options vesting and grants             67,137              163,290
     Loss on sale of equipment                                                    1,947               21,260
     Debt conversion charge                                                                        1,651,585
     Change in operating assets and liabilities:
        Accounts receivable                                                    (151,148)            (134,049)
        Inventories                                                            (212,970)            (367,882)
        Prepaid expenses and other assets                                      (217,400)             (21,862)
        Accounts payable                                                        462,939             (328,505)
        Accrued salaries and benefits                                            16,383               68,131
        Accrued liabilities                                                     239,101              (22,390)
        Deferred revenue                                                      1,475,000             (357,769)
                                                                           ------------         ------------
             Net cash used in operating activities                           (7,466,261)         (12,051,354)
                                                                           ------------         ------------
Cash flows from investing activities:
  Purchase of short-term investments                                         (5,683,149)          (4,999,277)
  Maturity of short-term investments                                          9,488,567            7,498,293
  Additions to property and equipment                                        (1,732,102)            (961,771)
  Additions to patents and licenses                                            (424,274)            (451,905)
  Sale of equipment                                                               7,200               10,600
                                                                           ------------         ------------
             Net cash provided by investing activities                        1,656,242            1,095,940
                                                                           ------------         ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                        650,745            3,219,414
  Proceeds from exercise of stock options                                       267,110              323,885
  Borrowings on note payable                                                 15,000,000            2,000,000
  Common stock issuance costs                                                                        (68,282)
  Repayments on equipment line of credit                                        (63,643)             (73,317)
                                                                           ------------         ------------
             Net cash provided by financing activities                       15,854,212            5,401,700
                                                                           ------------         ------------

             Net increase (decrease) in cash and cash equivalents            10,044,193           (5,553,714)

Cash and cash equivalents at beginning of year                                5,175,687           15,219,880
                                                                           ------------         ------------
Cash and cash equivalents at end of year                                   $ 15,219,880         $  9,666,166
                                                                           ============         ============

Supplemental cash flow disclosures:
  Cash paid during the year for interest                                   $    380,231         $    921,513
  Cash paid during the year for income taxes                               $        800         $        800
Supplemental schedule of noncash activities:
  Unearned compensation related to terminated employees                    $     79,542         $          -
  Issuance of notes receivable for stock option exercises                  $          -         $    322,590

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Principles of Consolidation:

        The accompanying consolidated financial statements include the accounts of the Company and its former majority-owned subsidiary for the applicable period of control (see Note 16). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        Accounts Receivable:

        The Company periodically evaluates the collectibility of its receivables based upon various factors including the financial condition and payment history of major customers, an overall review of collection experience on other accounts and economic factors or events expected to affect the Company's future collection experience.

        Inventories:

        Inventories are stated at the lower of cost (first-in, first-out method) or market.

        The Company periodically evaluates the carrying value of its inventories, taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price the Company expects to obtain for its product compared with the historical cost.

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

                            MICRO THERAPEUTICS, INC.

        The cost of property and equipment is generally depreciated using the straight-line method over the estimated useful lives of the respective assets, which are generally not greater than five years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

        The Company continually monitors events and changes in circumstances that could indicate the carrying balances of its property and equipment may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No.; 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

        Revenue Recognition:

        Sales and related cost of sales are generally recognized upon shipment of products and when collectibility is probable. Certain of the Company's agreements with distributors of its products provide for additional payments to the Company based on sales of the Company's product by the distributor. Such additional payments are recognized as revenue by the Company upon the sale of the related product by the distributor (Note 13).

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

                            MICRO THERAPEUTICS, INC.

        Income Taxes:

        The Company follows SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

        Segment Information:

        In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosures of segment information (Note 15).

3.      CASH AND CASH EQUIVALENTS:

        Cash and cash equivalents consist of the following:

        Cash                                                    $     763,881
        Cash equivalents                                            8,902,285
                                                                   ----------
                                                                   $9,666,166


        Cash equivalents consist of commercial paper and deposits in a money market account.

                            MICRO THERAPEUTICS, INC.

4.      INVENTORIES:

        Inventories consist of the following:

        Raw materials and work-in-process                          $   880,057
        Finished goods                                                 441,031
                                                                   -----------
                                                                     1,321,088
        Reserve for obsolescence                                      (121,565)
                                                                   -----------
                                                                   $ 1,199,523
                                                                   ===========
5.      PROPERTY AND EQUIPMENT:

        Property and equipment consist of the following:

        Machinery and equipment                                    $   760,214
        Tooling                                                        238,468
        Leasehold improvements                                       1,084,131
        Furniture and fixtures                                       1,139,798
        Construction-in-progress                                       226,407
                                                                   -----------
                                                                     3,449,018
        Less, Accumulated depreciation and amortization             (1,272,577)
                                                                   -----------
                                                                   $ 2,176,441
                                                                   ===========

        At December 31, 1999, certain machinery, equipment, furniture and fixtures, with an aggregate original cost of $288,517 and accumulated amortization of $247,775, are recorded under a capital lease.

        Depreciation and amortization expense for the years ended December 31, 1998 and 1999 was $439,659 and $712,031, respectively.

6.      EQUIPMENT LINE OF CREDIT:

        The Company had an equipment line of credit to finance qualified equipment purchases at an implicit interest rate of 14.23%. Outstanding amounts are collateralized by the assets financed. The amount outstanding is due in monthly installments over 48 months which began in June 1997. A total of $73,298 was outstanding under this equipment line of credit as of December 31, 1999.

        In connection with this equipment line of credit, the Company issued two sets of warrants to the lessor to purchase shares of the Company's Preferred Stock, which converted, upon the conversion of all outstanding shares of Preferred Stock in connection with the Company's initial public offering in February 1997, into warrants to purchase an aggregate of 13,683 shares of the Company's Common Stock at prices ranging from $4.23 to $6.46 per share. In conformity with the warrant agreement, the lessor executed a net exercise of all such warrants in April 1999, resulting in the issuance of 4,991 shares of the Company's Common Stock to the lessor.

        Future minimum payments under the equipment line of credit are as follows:


 YEARS ENDING DECEMBER 31,
       2000                                         $ 73,610
       2001                                            2,523
                                                    --------
                                                      76,133
       Less, amount representing interest             (2,835)
                                                    --------
                                                    $ 73,298
                                                    ========


7.      NOTES PAYABLE:

        In November 1997, the Company and Guidant Corporation ("Guidant") entered into a convertible subordinated note agreement under which the Company borrowed $5 million. The principal amount of the note is due in October 2002, unless accelerated for certain events such as the termination of the distribution agreement between the Company and Guidant (Note 13), and is convertible, at any time, at Guidant's option, into shares of the Company's Common Stock at a conversion price of $10.25 per share. The note has a stated interest rate of 5% per annum, which the Company has determined is lower than interest rates typically associated with similar debt instruments. Accordingly, the Company recorded a discount on the note of $974,328 upon execution of the agreement, resulting in an imputed interest rate over the term of the note of 10%. Such discount had an unamortized balance of $618,532 at December 31, 1999, and is presented net of the principal amount of the note in the accompanying consolidated balance sheet. Interest payments are due quarterly, in arrears.

        In April 1998, the Company achieved a milestone set forth in the agreement and elected, under the terms of the agreement, to have Guidant loan the Company $2 million and purchase $500,000 of the Company's Common Stock at approximately $10.50 per share. The proceeds were received in May 1998. The loan is due in October 2002 and bears an interest rate of 8% per annum.

        In August 1998, the Company and Abbott Laboratories ("Abbott") entered into convertible subordinated note, credit and security agreements under which Abbott provided the Company with (a) $5 million, in exchange for a subordinated note, due August 2003, convertible at Abbott's option into shares of the Company's Common Stock at a conversion rate of $13.00 per share, and (b) a $5 million credit facility, under which the Company borrowed the entire amount available in November 1998. The amount borrowed under the credit facility was due in November 2003 and was convertible over the five-year life of the underlying note at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion rate of $15.00 per share. Both notes had a stated interest rate of 5% per annum, which the Company determined was lower than interest rates typically associated with similar debt instruments. Accordingly, the Company recorded discounts aggregating $1,948,656 upon execution of the note agreements, resulting in an imputed interest rate over the terms of both notes of 10%. The notes were collateralized by the trademarks, patents and other intellectual property related to the products covered by the distribution agreement between the Company and Abbott (Note 13).

                            MICRO THERAPEUTICS, INC.

        In May 1999, Abbott and the Company consummated a modification of the agreements described above. Under the terms of the modification, Abbott converted $4 million face value of the notes into shares of the Company's common stock at a conversion rate equal to 125% of the average closing price of such stock for the five days ended April 30, 1999 (amounting to a conversion rate of $8.64 per share), and converted the remaining $6 million face value of such notes into shares of the Company's common stock at a rate of $12 per share. As required by generally accepted accounting principles, the Company, in May 1999, recognized a non-recurring, non-cash charge, included in interest expense in the accompanying 1999 statement of operations, amounting to approximately $1.7 million, representing the aggregate fair market value of the incremental shares issued as a result of the modified conversion rates.

        In September 1998, the Company and Century Medical, Inc. ("Century") entered into convertible subordinated note and credit agreements, under which Century provided the Company with (a) $3 million, in exchange for a subordinated note, due September 2003, convertible at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion rate of $15.00 per share, and (b) a $2 million credit facility. The availability of the facility commenced in April 1999, upon the Company obtaining its first CE Mark in Europe for an Onyx(TM)-related application. In September 1999 the Company borrowed the entire $2 million available under the credit facility in exchange for a note (the "Credit Facility Note") which is repayable five years from the date of the agreement and is convertible over the four-year life of the Credit Facility Note at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion rate of approximately $16.35. Both notes have a stated interest rate of 5% per annum, which the Company has determined is lower than interest rates typically associated with similar debt instruments. Accordingly, the Company recorded discounts aggregating $910,982 upon execution of the note agreements, resulting in an imputed interest rate over the term of both notes of 10%. Such discounts had an aggregate unamortized balance of $773,850 at December 31, 1999, and are presented net of the principal amounts of the notes in the accompanying consolidated balance sheet.
        Interest payments are due quarterly, in arrears.

        The agreements with Guidant and Century each provide for certain operational conditions with which the Company must comply, and a right of first offer to allow a pro rata participation in the issuance by the Company of any "new security," as defined in the respective agreements. The agreement with Guidant allows it visitation rights at meetings of the Company's Board of Directors. Guidant and Century may either convert the principal amount of the note or declare the note to be immediately due and payable upon notification of an impending sale of substantially all of the Company's assets or a change of control of the Company.

        Future maturities of principal with respect to the notes payable described above, and a reconciliation to the carrying amount of notes payable at December 31, 1999, are as follows:

          YEARS ENDING DECEMBER 31,
                     2002                               $  7,000,000
                     2003                                  5,000,000
                                                        ------------
                         Total future maturities          12,000,000

                    Unamortized discount                  (1,392,382)
                                                        ------------
                    Notes payable                       $ 10,607,618
                                                        ============


        Guidant, Abbott and Century each entered into distribution agreements with the Company concurrent with the the execution of their respective convertible note agreements described above. The distribution agreements are described in Note 13.

                            MICRO THERAPEUTICS, INC.

8.      PREFERRED STOCK:

        The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences and privileges without stockholder approval. At December 31, 1999, no shares of Preferred Stock were issued or outstanding.

9.      COMMON STOCK PLANS:

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

The 1993 Plan provides for the issuance of up to 650,000 shares of common stock. A summary of the option activity under the 1993 Plan is as follows:

                                                                                      WEIGHTED AVERAGE
                                                                                         PER SHARE
                                        INCENTIVE       NONQUALIFIED        TOTAL      EXERCISE PRICE
                                        ---------       ------------        -----      --------------
Balances at January 1, 1998              269,626          138,611          408,237         $1.46

Granted                                       --               --               --            --
Exercised                                (86,184)         (20,669)        (106,853)        $0.74
Canceled                                 (42,692)              --          (42,692)        $0.80
                                        --------         --------         --------

Balances at December 31, 1998            140,750          117,942          258,692         $1.85

Granted                                       --               --               --            --
Exercised                               (114,272)         (78,650)        (192,922)        $1.33
Canceled                                  (3,048)              --           (3,048)        $3.74
                                        --------         --------         --------

Balances at December 31, 1999             23,430           39,292           62,722         $3.36
                                        ========         ========         ========

Exercisable at December 31, 1998         101,349          113,982          215,331         $1.51
                                        ========         ========         ========
Exercisable at December 31, 1999          14,442           38,732           53,174         $3.61
                                        ========         ========         ========

                            MICRO THERAPEUTICS, INC.

Additional information with respect to outstanding options as of December 31, 1999 is as follows:

                                          OPTIONS OUTSTANDING
                   RANGE OF PER                                              OPTIONS EXERCISABLE
                      SHARE          NUMBER OF   WEIGHTED AVERAGE                              WEIGHTED AVERAGE
                 EXERCISE PRICES      OPTIONS    REMAINING YEARS   NUMBER OF OPTIONS      PER SHARE EXERCISE PRICES
                 ---------------      -------    ---------------   -----------------      -------------------------
                      $0.46            16,104          1               16,104                      $0.46
                   $1.54-$4.62         23,368          1               22,262                      $3.31
                      $5.38            23,250          3               14,808                      $5.38


        The difference between the exercise price and the fair market value at the date of grant of certain options granted from the 1993 Plan prior to the Company's initial public offering in February 1997 is accounted for as unearned compensation and is being amortized to expense over the related vesting period. During the years ended December 31, 1998 and 1999, amortized compensation expense was $52,137 and $43,290, respectively.

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

        The 1996 Plan provides for the issuance of up to 2,000,000 shares of Common Stock. A summary of the option activity under the 1996 Plan is as follows:

                                                                                             WEIGHTED AVERAGE
                                                                                             PER SHARE
                                           INCENTIVE        NONQUALIFIED         TOTAL       EXERCISE PRICE
Balances at January 1, 1998                417,130             43,300            460,430         $5.48

Granted                                    426,458            131,342            557,800         $9.69
Exercised                                  (31,769)            (1,664)           (33,433)        $5.63
Canceled                                   (65,057)                --            (65,057)        $6.39
                                           ---------         ---------         ----------
Balances at December 31, 1998              746,762            172,978            919,740         $7.96

Granted                                    347,629            177,995            525,624         $8.37
Exercised                                  (69,386)                --            (69,386)        $5.61
Canceled                                   (83,942)           (16,186)          (100,128)        $8.49
                                           ---------         ---------         ----------

Balances at December 31, 1999              941,063            334,787          1,275,850         $8.22
                                           =========         =========         ==========
Exercisable at December 31, 1998           133,787             26,162            159,949         $6.05
                                           =========         =========         ==========
Exercisable at December 31, 1999           340,273            169,596            509,869         $8.07
                                           =========         =========         ==========

                            MICRO THERAPEUTICS, INC.

        Additional information with respect to outstanding options as of December 31, 1999 is as follows:

                                          OPTIONS OUTSTANDING
                   RANGE OF PER                                              OPTIONS EXERCISABLE
                      SHARE          NUMBER OF   WEIGHTED AVERAGE                              WEIGHTED AVERAGE
                 EXERCISE PRICES      OPTIONS    REMAINING YEARS   NUMBER OF OPTIONS      PER SHARE EXERCISE PRICES
                 ---------------      -------    ---------------   -----------------      -------------------------
                  $4.75-$6.50        362,836            5             180,538                      $5.60
                  $6.63-$11.00       913,014            7             329,331                      $9.43


        In 1998, the Company granted to a consultant 2,143 shares of common stock under the 1996 Plan and recorded compensation expense of $15,000, representing the fair market value of the stock at the date of grant.

        In 1999, the Company recognized consulting expense, included with research and development expense in the accompanying consolidated statement of operations, of $120,000 relating to the value of options granted to consultants.

        Employee Stock Purchase Plan:

        The Employee Stock Purchase Plan (the "Purchase Plan") covers an aggregate of 200,000 shares of Common Stock. The Purchase Plan permits an eligible employee to purchase Common Stock through payroll deductions not to exceed 20% of the employee's compensation. An employee's participation is limited also if such participation results in the employee (a) owning any class of the Company's stock or holding options to purchase stock that together result in the employee possessing 5% or more of the total voting power of all classes of stockholders, (b) having the right to purchase, through any of the Company's stock purchase plans, more than either 2,500 shares or $25,000 of fair market value of the Company's Common Stock in any given year, or (c) otherwise having the right on the last day of any offering period (described below) to purchase in excess of 2,500 shares. The price of the Common Stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period (January 1 or July 1) or on the applicable purchase date (June 30 or December 31). Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. Unless terminated earlier by the Company, the Purchase Plan will terminate in 2007, on the tenth anniversary of the Company's February 1997 initial public offering. During 1998 and 1999, purchases by employees under the Purchase Plan resulted in the issuance of 22,458 and 31,929 shares of Common Stock, respectively, and in proceeds to the Company of $150,744 and $219,414, respectively.

        Pro Forma Effect of Stock-Based Compensation:

        The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined on the fair value at the grant dates for awards under those plans consistent with the method promulgated by SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                                                     FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                                   1998              1999
                                                                   ----              ----
        Net loss:
         As reported                                           ($9,906,420)    ($13,830,069)
                                                               ============    =============
         Pro forma for SFAS No. 123                           ($10,633,743)    ($15,144,086)
                                                              =============    =============
        Loss per share (basic and diluted):
         As reported                                                ($1.49)          ($1.86)
                                                                    =======          =======
         Pro forma for SFAS No. 123                                 ($1.60)          ($2.03)
                                                                    =======          =======

                            MICRO THERAPEUTICS, INC.

        The fair value of each option grant subsequent to the Company's 1997 initial public offering was estimated on the date of the grant using the Black-Scholes option-pricing model. The assumptions used for the years ended December 31, 1998 and 1999 were as follows: the average risk-free interest rate was 5.30% and 5.84%, respectively; generally the exercise price is equal to the fair market value of the underlying Common Stock at the grant date after consideration of any related unearned compensation recorded in the financial statements; the expected life of the option is the term to expiration, generally 4 years; expected volatility was 61% and 67%, respectively; the weighted average grant date fair value of options was $9.67 and $8.07, respectively; and the Common Stock is expected to pay no dividends.

10.     INCOME TAXES:

        The following table presents the current and deferred income tax provision for federal and state income taxes:

                                                                    FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                                      1998        1999
        Current:
          Federal                                                       --          --
          State                                                       $800        $800
                                                                      ----        ----
                                                                       800         800
        Deferred:
          Federal                                                       --          --
          State                                                         --          --
                                                                      ----        ----
                                                                      $800        $800
                                                                      ====        ====


        The tax effects of temporary differences which give rise to the deferred tax provision (benefit) consist of:

                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                      1998                1999
                                                  -----------         -----------
Capitalized research and development costs        $(1,617,396)        $  (570,407)
Capitalized inventory costs                           (41,660)             11,663
Intangibles                                             6,235               2,657
Property and equipment                                 19,448              54,963
Accrued expenses                                       36,210             (49,443)
Stock options                                          79,173                  --
Tax credit carryforwards                             (422,431)           (510,774)
Net operating loss carryforwards                   (2,041,487)         (4,941,214)
Deferred revenue                                     (417,690)             42,840
Other                                                 (88,679)              5,141
Valuation allowance                                 4,488,277           5,954,574
                                                  -----------         -----------
                                                  $ --                $ --
                                                  ===========         ===========

                            MICRO THERAPEUTICS, INC.

        The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

                                                     FOR THE YEARS ENDED
                                                         DECEMBER 31,
                                                    1998             1999
                                                 -------          -------
Statutory regular federal income tax rate         (34.00%)         (34.00%)
Meals and entertainment                             0.23             0.18
State taxes                                         0.01             0.01
Tax credit carryforwards                           (1.81)           (1.73)
Change in valuation allowance                      34.79            36.20
Other, net                                          0.79            (0.65)
                                                 -------          -------
Effective tax rate                                  0.01%            0.01%
                                                 =======          =======

The components of the net deferred tax asset at December 31, 1999 are as follows:

Capitalized research and development costs        $  4,026,898
Capitalized inventory costs                             48,064
Intangibles                                              1,433
Property and equipment                                  41,771
Accrued expenses                                       145,299
State taxes                                                272
Tax credit carryforwards                             1,441,226
Net operating loss carryforwards                    11,372,160
Deferred revenue                                       374,850
Other                                                   83,538
Valuation allowance                                (17,535,511)
                                                  ------------
     Net deferred tax asset                       $         --
                                                  ============

        The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

        At December 31, 1999, the Company had net operating loss carryforwards for federal and state purposes of approximately $29,988,000 and $13,307,000, respectively. The net operating loss carryforwards begin expiring in 2009 and 2000, respectively. The Company also has research and experimentation credit carryforwards for federal and state purposes of approximately $787,000 and $554,000, respectively. The research and experimentation credits begin to expire in 2009 for federal purposes and carry forward indefinitely for state purposes. The Company has a manufacturer's investment credit for state purposes of approximately $57,000. The manufacturer's investment credit will begin to expire in 2005.

        The utilization of net operating loss and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

                            MICRO THERAPEUTICS, INC.

11.     COMMITMENTS AND CONTINGENCIES:

        On June 10, 1998, the Company entered into a five-year operating lease for office, research and manufacturing space in a facility located in Irvine, California, with two three-year renewal options. The lease provides for minimum annual increases in rent based on a cost of living index. For financial statement reporting purposes, such minimum increases have been included in calculating the total minimum cost of the lease, which cost has been allocated on a straight-line basis over the initial term of the lease. This allocation has resulted in deferred rent as of December 31, 1999, amounting to $32,097, which is included in accrued liabilities in the accompanying consolidated balance sheet.

        As of December 31, 1999, the future noncancelable minimum lease commitments are as follows:

            YEARS ENDING
            DECEMBER 31:
                2000                  $ 477,102
                2001                    491,415
                2002                    506,157
                2003                    388,096


        Rent expense for the years ended December 31, 1998 and 1999, which, in 1998, consisted primarily of rent related to the Company's former facility in San Clemente, California, was $366,272 and $545,188, respectively. The Company received $3,625 of rental sublease income for the year ended December 31, 1998 and none for the year ended December 31, 1999.

        The Company has agreements with certain of its suppliers of coatings for its micro catheter, access and delivery products under which the Company pays royalties in a range of 1.5% to 3% of sales of such products bearing either of such coatings. Royalty expense under these agreements aggregated $1,286 in 1998 and $12,881 in 1999.

12.     RELATED PARTY TRANSACTIONS:

        In June 1993, the Company acquired from a stockholder an exclusive worldwide license to manufacture, market and sell devices utilizing certain catheter technology developed by the stockholder/licensor. As consideration for the license, the Company is obligated to pay the stockholder/licensor royalties at the rate of 1-1/2% of the net revenues from products developed utilizing the patented technology for a period of ten years from the first commercial sale of such products and a royalty of 1% of net revenue on any product that bears the name of the consultant (for as long as it bears the name). Commercial sale of these products commenced in November 1995. Royalty expense under these license agreements totaled $21,445 and $5,412 for the years ended December 31, 1998 and 1999, respectively.

        In November 1994, the Company licensed technology from a consultant for which the Company pays a royalty of 1% of net sales on any product that bears the name of the consultant. Royalty expense under this agreement was $18,709 and $5,412 in 1998 and 1999, respectively.

        In October 1996, the Company licensed technology from a consultant for which a royalty of 1% of net sales of a specified product will be paid until October 8, 1999 and thereafter as long as the product continues to use a derivative of the consultant's name. Royalty expense under this agreement was $3,980 and $954 in 1998 and 1999, respectively.

                            MICRO THERAPEUTICS, INC.

        In March 1998, the Company licensed technology from a consultant for which the Company pays a royalty of 1% of net sales on any product that bears the name of the consultant for a period of ten years. Royalty expense under this agreement was $9,477 and $8,005 in 1998 and 1999, respectively.

        In April 1999, the Company entered into a consulting agreement under which the Company granted 30,000 options to the consultant in conformity with the 1996 Plan (Note 9) and agreed to pay the consultant a royalty of 3% of net sales of certain micro catheters and certain formulations of Onyx. Royalty expense under this agreement in 1999 was $12,292.

        In November 1999, certain officers and an employee of the Company exercised options in conformity with the 1996 Plan (Note 9), resulting in the issuance of an aggregate of 79,634 shares of the Company's Common Stock, and issued notes to the Company in the aggregate amount of $322,590. The notes are collateralized by such shares of the Company's Common Stock, are due November 2002 and bear an interest rate of 5.47% per annum.

        The Company manufactures products for sale to certain companies who license technology from the Company (Note 16). Sales to these companies aggregated $73,420 in 1999. There were no such sales in 1998.

        The Company's President and Chief Executive Officer is a director of a company for whom the Company manufactures products. Sales to this company were $22,582 in 1999.
        There were no such sales in 1998.

13.     DISTRIBUTION AGREEMENTS:

        Concurrent with the execution of their respective convertible note agreements described in Note 7, Guidant, Abbott and Century each entered into distribution agreements with the Company.

        Guidant Corporation

        The distribution agreement with Guidant provides rights for exclusive European distribution of the Company's neuro products. In August 1998, the agreement was expanded to provide for the European distribution by Guidant of the Company's peripheral embolization products. The agreement has a five-year term, which commenced during 1999, upon the first commercial sale of products covered under the agreement, and may be canceled by the Company upon a sale of substantially all the Company's assets or change in control of the Company. In such event, the cancellation penalty to be paid to Guidant is the greater of $1 million or an amount based on Guidant's gross profit, as defined in the agreement.

        Abbott Laboratories

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

                            MICRO THERAPEUTICS, INC.

        In October 1998, under the terms of the distribution agreement, Abbott furnished the Company with a non-refundable $1 million marketing payment upon Abbott's first commercial sale of product. This payment was recorded as deferred revenue by the Company, and is being amortized on a straight-line basis into income over the initial term of the distribution agreement.

        The distribution agreement with Abbott required the Company to commit the resources of its sales representatives for the first six months of the agreement to the transition of the distribution function to Abbott. This six-month period terminated on March 31, 1999. In April and August 1999, Abbott agreed to make additional quarterly $500,000 payments to the Company solely as consideration for the continued resource commitment of the Company's sales representatives to the transition of distribution to Abbott during each of the quarters ended June 30, 1999 and September 30, 1999. These additional payments, which are reflected as a reduction of selling expenses in the accompanying 1999 statement of operations, were received by the Company in July 1999 and November 1999.

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

        Century Medical, Inc.

        The distribution agreement with Century provides exclusive rights to distribute all of the Company's products in Japan. The initial term of the agreement extends five years past the date on which the first regulatory approval is obtained for an application using the Company's proprietary Onyx Liquid Embolic System. The agreement may be extended for additional five-year terms either automatically, unless terminated for reasons described below, or by mutual agreement. The agreement may be terminated by the Company if Century fails to achieve certain sales levels, the determination of which is defined in the agreement, in at least three of any five consecutive years in which the agreement is in force, or if the parties reach an impasse in determining such sales levels. The agreement is also terminable by the Company's successor in the event of a change of control of the Company upon payment by the Company's successor of a termination fee based on Century's historical gross profit, as defined in the agreement.

        Under the terms of the distribution agreement, Century made a $500,000 advance payment to the Company on September 30, 1998, which amount is to be applied against Century's first future purchase orders for the Company's peripheral blood clot therapy products. The Company has recorded this payment as deferred revenue and will recognize sales revenue from such amount as the Company makes shipments to Century under such purchase orders. Under the terms of the distribution agreement, upon achievement of the first regulatory approval in Japan for an application using Onyx, Century will make a $1 million advance payment to the Company, which amount is to be applied against Century's first future purchase orders for Onyx-related product.

14.     CONCENTRATIONS OF CREDIT RISK:

        At December 31, 1999, the Company had approximately $9,851,000 of cash and cash equivalents that were in excess of the federally-insured limit of $100,000 per bank. All such investments are in the custody of one bank.

        Prior to October 1, 1998, the effective date of the Company's distribution agreement with Abbott (Note 14), the Company's customers in the United States were primarily hospitals. Subsequent to that date, Abbott became the Company's primary customer in the United States and accounted for 47% of the Company's accounts receivable at December 31, 1999. Internationally, distributors, including Guidant and Century, are the Company's primary customers.

15.     SEGMENT INFORMATION:

        In 1998 and 1999, the Company's neuro vascular products were in various phases of research, development, clinical and regulatory processes. Accordingly, the Company's revenues in such years were derived substantially from its peripheral vascular products. Additional information with respect to revenues for 1998 and 1999 is as follows:


                                                                       YEAR ENDED DECEMBER 31,
                                                                        1998              1999
                                                                    ----------        ----------
Peripheral blood clot therapy
     United States                                                  $4,078,076        $2,540,231
     International                                                      86,226           188,395
                                                                    ----------        ----------
          Total peripheral blood clot therapy revenues               4,164,302         2,728,626
                                                                    ----------        ----------
Onyx
     United States                                                          --            39,974
     International                                                          --           159,504
          Total Onyx revenues                                               --           199,478

Micro catheter, access and delivery
     United States                                                      51,874           490,550
     International                                                      33,205           624,000
                                                                    ----------        ----------
          Total micro catheter, access and delivery revenues            85,079         1,114,550
                                                                    ----------        ----------

Other
     United States                                                          --            53,538
     International                                                          --             1,480
                                                                    ----------        ----------
          Total other revenues                                              --            55,018
                                                                    ----------        ----------
Total revenues                                                      $4,249,381        $4,097,672
                                                                    ==========        ==========


        Due to the predominance of peripheral blood clot therapy revenues in 1998 and 1999, information such as operating income (loss) and total assets was not used in such years to evaluate segment performance.

        In 1998 and 1999, Abbott (Note 13) accounted for 25% and 62%, respectively, of the Company's sales. No other customer accounted for 10% or more of the Company's sales in 1998 or 1999.

                            MICRO THERAPEUTICS, INC.

16.     LICENSING TRANSACTIONS:

        On November 17, 1997, the Company licensed its proprietary Onyx technology to its then-new subsidiary, Genyx Medical, Inc., ("Genyx") in connection with non-vascular applications for gynecological and urological procedures. Genyx licensed back to the Company the right to develop, manufacture and market any product which incorporates or uses the Genyx modified Onyx technology outside of the applications licensed to Genyx. As consideration for the license agreement and for certain commitments described below, Genyx issued 850,000 shares of its common stock to the Company, which constituted 85% of its then outstanding shares, and entered into a royalty arrangement whereby Genyx compensates the Company based on net revenues derived from sale of licensed products by Genyx.

        On March 12, 1998, Genyx entered into a $3 million equity financing agreement. As a result of this financing, the Company's ownership in Genyx was reduced from 85% to 27%. Because the Company's carrying value of its investment in Genyx is $0 and the Company has no obligation to fund Genyx's operations, the Company is currently not required by generally accepted accounting principles to recognize its equity share of the losses Genyx has incurred since March 12, 1998. Expenditures related to Genyx for the period from January 1, 1998 to March 12, 1998 had been recorded by the Company as research and development expenses, and amounted to $33,916.

        In July 1998, the Company licensed its proprietary Onyx technology to a newly-formed company (the "licensee"). The licensee was formed for the purpose of developing non-vascular applications using Onyx in the gastrointestinal tract. The license agreement provides for a license back to the Company under which it has the right to develop, manufacture and market any product which incorporates or uses Onyx technology modified by the licensee outside of the applications licensed to it. As consideration, the licensee issued 2,000,000 shares of its common stock to the Company, which constituted 38% of its then outstanding shares, and entered into a royalty arrangement whereby the licensee will compensate the Company based on net revenues derived from sale of licensed products by the licensee. In November 1999, the licensee completed a financing transaction which resulted in the Company's ownership being reduced to approximately 25% of currently outstanding shares. Because the Company's carrying value of its investment in the licensee is $0 and the Company has no obligation to fund the licensee's operations, the Company is not required by generally accepted accounting principles to recognize its equity share of the licensee's losses.

17.     SUBSEQUENT EVENT:

        On March 10, 2000, the Company sold 1,600,000 shares of its Common Stock under the terms of a Securities Purchase Agreement to accredited investors in conformity with Rule 506 under Regulation D, raising gross proceeds of $11,936,000. The Company and the investors concurrently entered into a Registration Rights Agreement, under which the Company has undertaken to register such 1,600,000 shares under the Securities Act within a time frame specified in the Registration Rights Agreement. The pro forma information presented in the accompanying consolidated balance sheet reflects this transaction, net of estimated issuance and registration costs aggregating $936,000, as if it had been completed on December 31, 1999.

                                INDEX TO EXHIBITS

EXHIBIT NUMBER

                             DESCRIPTION OF DOCUMENT
                             -----------------------
 2.1    Agreement and Plan of Merger between the Company and Micro Therapeutics,
        Inc., a California corporation, effective November 6, 1996.(1)

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

 4.2    Warrant Agreement dated May 21, 1996 between the Company and Comdisco,
        Inc.(1)

10.1    Form of Directors' and Officers' Indemnification Agreement.(1)

10.2    License Agreement dated June 1, 1993 between the Company and Andrew
        Cragg.(1)

10.3    Consulting Agreement dated October 1, 1996 between the Company and
        Andrew Cragg.(1)

10.4    Industrial Real Estate Lease dated June 10, 1998 between the Company and
        New Goodyear, LTD., a California Limited Partnership. (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 1999)

10.5 Amended and Restated Investors Rights Agreement dated February 9, 1995, among the Company, the Investors named therein and the Common Holders named therein, as amended on May 17, 1996 and June 27, 1996.(1)

10.6    1993 Incentive Stock Option, Nonqualified Stock Option and Restricted
        Stock Purchase Plan.(1), (3)

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

10.12 First Amendment to Distribution Agreement dated August 17, 1998 between the Company and Guidant Corporation. (Incorporated by reference to Exhibit 10.12 of the Company's Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 1999)

10.13 Second Amendment to Distribution Agreement dated July 23, 1999 between the Company and Guidant Corporation. (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-QSB as filed with the Securities and Exchange Commission on August 12, 1999)

10.14 Convertible Subordinated Note Agreement dated August 12, 1998, between the Company and Abbott Laboratories. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K as filed with the Securities and Exchange Commission on August 12, 1998)

10.15   5% Convertible Note dated August 19, 1998, between the Company and
        Abbott Laboratories. (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K as filed with the Securities and Exchange Commission on August 12, 1998)

10.16   Exclusive Distribution Agreement dated August 12, 1998, between the
        Company and Abbott Laboratories. (Incorporated by reference to Exhibit
        10.3 of the Company's Form 8-K as filed with the Securities and Exchange
        Commission on August 12, 1998)(4)

10.17   First Amendment to Exclusive Distribution Agreement dated November 16,
        1998 by and between the Company and Abbott Laboratories. (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-QSB as filed with the Securities and Exchange Commission on November 16, 1998)

10.18   Credit Agreement dated August 12, 1998, between the Company and Abbott
        Laboratories. (Incorporated by reference to Exhibit 10.4 of the Company's Form 8-K as filed with the Securities and Exchange Commission on August 12, 1998)

10.19   Security Agreement dated August 12, 1998, between the Company and Abbott
        Laboratories. (Incorporated by reference to Exhibit 10.5 of the Company's Form 8-K as filed with the Securities and Exchange Commission on August 12, 1998)

10.20   Amendment to Convertible Subordinated Note Agreement and Credit
        Agreement dated May 21, 1999 between the Company and Abbott.
        (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated June 2, 1999)

10.21   Termination of Credit Agreement and Security Agreement dated May 21,
        1999 between the Company and Abbott. (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated June 2, 1999)

10.22   Notice of Conversion of First Note, dated May 21, 1999, executed by
        Abbott. (Incorporated by reference to Exhibit 10.3 of the Company's Form
        8-K dated June 2, 1999)

10.23   Notice of Conversion of Second Note, dated May 21, 1999, executed by the
        Company. (Incorporated by reference to Exhibit 10.4 of the Company's
        Form 8-K dated June 2, 1999)

10.24   Put Option Agreement, dated October 26, 1999 between the Company and
        Abbott.

10.25 Convertible Subordinated Note Agreement dated September 23, 1998, between the Company and Century Medical, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K as filed with the Securities and Exchange Commission on November 3, 1998)

10.26   5% Convertible Note dated September 30, 1998, between the Company and
        Century Medical, Inc. (Incorporated by reference to Exhibit 10.2 of the
        Company's Form 8-K as filed with the Securities and Exchange Commission on November 3, 1998)

10.27   Distribution Agreement dated September 23, 1998, between the Company and
        Century Medical, Inc. (Incorporated by reference to Exhibit 10.3 of the
        Company's Form 8-K as filed with the Securities and Exchange Commission on November 3, 1998)(4)

10.28   Credit Agreement dated September 23, 1998, between the Company and
        Century Medical, Inc. (Incorporated by reference to Exhibit 10.4 of the
        Company's Form 8-K as filed with the Securities and Exchange Commission on November 3, 1998)

10.29   Stockholder Rights Plan. (Incorporated by reference to Exhibit 1 of the
        Company's Form 8-A dated June 3, 1999)

10.30 Securities Purchase Agreement dated March 10, 2000 between the Company and Pequot Capital Equity Fund II LP, Framlington Health, Bridge & Co.
        and Munder Health

10.31 Registration Rights Agreement dated March 10, 2000 between the Company and Pequot Capital Equity Fund II LP, Framlington Health, Bridge & Co.
        and Munder Health

21.1    Subsidiaries of the Registrant.(1)

23.1    Consent of PricewaterhouseCoopers LLP

24.1    Power of Attorney (see signature page S-1).

27.1    Financial Data Schedule for the year ended December 31, 1999.

------------------
(1)     Incorporated by reference to the same numbered exhibit of the Company's
        Registration Statement on Form SB-2, No. 333-17345.

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