Form 10KSB40/A
period 1999-12-31
MICRO THERAPEUTICS INC
filed 2000-04-05
CIK 311407

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A


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

        Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

        Index to Exhibits is on page 35.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on April 5, 2000.

                                                MICRO THERAPEUTICS, INC.

Dated: April 5, 2000                            By: /s/ HAROLD A. HURWITZ
                                                -------------------------------
                                                Harold A. Hurwitz
                                                Chief Financial Officer

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



            *                       President, Chief Executive          April 5, 2000
---------------------------         Officer and Director
George Wallace                      (Principal Executive Officer)


/s/ HAROLD A. HURWITZ               Chief Financial Officer             April 5, 2000
---------------------------         (Principal Financial and
Harold A. Hurwitz                   Principal Accounting Officer)


            *                       Director                            April 5, 2000
---------------------------
Wende Hutton

            *                       Director                            April 5, 2000
---------------------------
Dick Allen

            *                       Director                            April 5, 2000
---------------------------
Kim Blickenstaff

            *                       Director                            April 5, 2000
---------------------------
W. James Fitzsimmons



*By: /s/ HAROLD A. HURWITZ
     ----------------------
     Harold A. Hurwitz
     Attorney-in-Fact