Form 10QSB
period 2000-03-31
MICRO THERAPEUTICS INC
filed 2000-05-15
CIK 311407

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000.

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

                                   Yes  X   No
                                       ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


                      Class                        Outstanding at May 8, 2000
                      -----                        --------------------------
          Common Stock, $.001 par value                     9,930,116

Transitional small business disclosure format:  Yes      No  X
                                                    ---     ---

                               Page 1 of 24 Pages
                            Exhibit Index on Page 23

                            MICRO THERAPEUTICS, INC.
                              INDEX TO FORM 10-QSB

                                                                                        Page Number
                                                                                        -----------
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                  Balance Sheet as of March 31, 2000 (unaudited).........................    3

                  Statements of Operations (unaudited) for the Three Months Ended
                      March 31, 1999 and 2000............................................    4

                  Statements of Cash Flows (unaudited) for the Three Months Ended
                      March 31, 1999 and 2000............................................    5

                  Notes to Unaudited Financial Statements................................  6-7

        Item 2. Management's Discussion and Analysis or Plan of Operation................ 8-20

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings........................................................   21

        Item 6. Exhibits and Reports on Form 8-K.........................................   21

SIGNATURES...............................................................................   22

                            MICRO THERAPEUTICS, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2000
                                   (UNAUDITED)

                                  A S S E T S:

Current assets:
  Cash and cash equivalents                                              $ 18,653,492
  Accounts receivable, net of allowance for doubtful
    accounts of $9,779                                                        766,014
  Inventories, net of allowance for obsolescence
    of $100,660                                                             1,315,215
  Prepaid expenses and other current assets                                   270,929
                                                                         ------------
            Total current assets                                           21,005,650

Property and equipment, net of accumulated depreciation
  of $1,458,271                                                          $  2,042,070
Patents and licenses, net of accumulated amortization
  of $202,766                                                               1,489,529
Other assets                                                                   60,543
                                                                         ------------
            Total assets                                                 $ 24,597,792
                                                                         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                                       $    211,779
  Accrued salaries and benefits                                               572,851
  Accrued liabilities                                                         444,583
  Deferred revenue                                                            229,164
  Current portion of equipment line of credit                                  55,295
                                                                         ------------
            Total current liabilities                                       1,513,672

Deferred revenue                                                              750,000
Equipment line of credit                                                          714
Notes payable, net of unamortized discounts of $1,302,743                  10,697,257
                                                                         ------------
            Total liabilities                                              12,961,643
                                                                         ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized;
    no shares issued or outstanding
  Common stock, $0.001 par value, 20,000,000 shares authorized;
    9,888,078 shares issued and outstanding                                     9,888
  Additional paid-in capital                                               55,326,088
  Stockholders' notes receivable                                             (322,590)
  Accumulated deficit                                                     (43,377,237)
                                                                         ------------
            Total stockholders' equity                                     11,636,149
                                                                         ------------
            Total liabilities and stockholders' equity                   $ 24,597,792
                                                                         ============

See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                   (UNAUDITED)

                                                             1999                2000
                                                         -----------         -----------
Net sales                                                $   812,753         $ 1,130,599
Cost of sales                                                649,362             725,643
                                                         -----------         -----------
           Gross margin                                      163,391             404,956

Costs and expenses:
  Research and development                                 1,692,062           1,658,022
  Selling, general and administrative                      1,696,161           1,187,756
                                                         -----------         -----------
           Total costs and expenses                        3,388,223           2,845,778
                                                         -----------         -----------
           Loss from operations                           (3,224,832)         (2,440,822)
                                                         -----------         -----------
Other income (expense):
  Interest income                                            169,681             138,068
  Interest expense                                          (399,655)           (256,540)
  Other expense, net                                         (22,665)                 --
                                                         -----------         -----------
                                                            (252,639)           (118,472)
                                                         -----------         -----------

           Loss before provision for income taxes         (3,477,471)         (2,559,294)

Provision for income taxes                                       800                 800
                                                         -----------         -----------

           Net loss                                      $(3,478,271)        $(2,560,094)
                                                         ===========         ===========

Per share data :
    Net loss per share (basic and diluted)               $     (0.52)        $     (0.30)
                                                         ===========         ===========
    Weighted average shares outstanding                    6,725,000           8,673,000
                                                         ===========         ===========

See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                   (UNAUDITED)

                                                                               1999                  2000
                                                                           ------------         ------------
Cash flows from operating activities:
  Net loss                                                                 $ (3,478,271)        $ (2,560,094)
  Adjustments to reconcile net loss to net cash used in
         operating activities:
     Depreciation and amortization                                              157,184              217,627
     Amortization of note payable discounts                                     138,170               89,639
     Common stock grant and compensation related to
        stock options                                                            11,378               46,017
     Loss on sale of equipment                                                   21,260                   --
     Change in operating assets and liabilities:
        Accounts receivable                                                      43,982              (80,996)
        Inventories                                                            (308,746)            (115,692)
        Prepaid expenses and other assets                                      (120,138)             111,617
        Accounts payable                                                       (219,730)            (213,407)
        Accrued salaries and benefits                                           159,832              182,574
        Accrued liabilities                                                      32,536               61,816
        Deferred revenue                                                        (25,000)            (138,067)
                                                                           ------------         ------------
               Net cash used in operating activities                         (3,587,543)          (2,398,966)
                                                                           ------------         ------------

Cash flows from investing activities:
  Maturity of short-term investments                                          2,499,016                   --
  Additions to property and equipment                                          (614,239)             (51,323)
  Additions to patents and licenses                                            (121,259)             (61,126)
  Sale of equipment                                                              10,600                   --
                                                                           ------------         ------------
               Net cash provided  by (used in) investing activities           1,774,118             (112,449)
                                                                           ------------         ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                        48,592              297,552
  Proceeds from issuance of common stock                                                          11,936,000
  Common stock issuance costs                                                                       (717,522)
  Repayments on equipment line of credit                                        (17,370)             (17,289)
                                                                           ------------         ------------
               Net cash provided by financing activities                         31,222           11,498,741
                                                                           ------------         ------------

               Net increase (decrease) in cash and cash equivalents          (1,782,203)           8,987,326

Cash and cash equivalents at beginning of year                               15,219,880            9,666,166
                                                                           ------------         ------------
Cash and cash equivalents at end of period                                 $ 13,437,677         $ 18,653,492
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

2.  Summary of Significant Accounting Policies

    Unaudited Interim Financial Information:

    The financial statements included in this Form 10-QSB have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB, are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Company's 1999 Annual Report on Form 10-KSB include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-QSB. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

4.  Segment Information

    During the three months ended March 31, 1999, products related to the Company's Onyx(TM) Liquid Embolic System ("LES"(TM)), including related micro catheter, access and delivery products, were in various phases of research, development, clinical and regulatory processes. Substantive amounts of sales of such products did not commence until the third quarter of 1999. Accordingly, the majority of the Company's net sales for the three months ended March 31, 1999 was derived from its peripheral blood clot therapy products. Additional information with respect to net sales for the three months ended March 31, 1999 and 2000 is as follows:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       1999             2000
                                                     --------        ----------
    Peripheral blood clot therapy
         United States                                $731,690        $  432,963
         International                                  21,411            33,004
                                                      --------        ----------
              Total peripheral blood clot
                therapy net sales                      753,101           465,967
                                                      --------        ----------
    Onyx
         United States                                      --               550
         International                                      --           187,689
                                                      --------        ----------
              Total Onyx net sales                          --           188,239
                                                      --------        ----------
    Micro catheter, access and delivery
         United States                                  18,325            86,375
         International                                  17,710           369,368
                                                      --------        ----------
              Total micro catheter, access and
                delivery net sales                      36,035           455,743
                                                      --------        ----------
    Other
         United States                                  23,617            20,602
         International                                      --                48
                                                      --------        ----------
              Total other net sales                     23,617            20,651
                                                      --------        ----------

        Total net sales                               $812,753        $1,130,599
                                                      ========        ==========

    For the three months ended March 31, 1999, Abbott Laboratories ("Abbott"), the exclusive distributor of the Company's peripheral blood clot therapy product line in the United States and Canada, accounted for 90% of the Company's net sales. No other customer accounted for 10% or more of the Company's net sales during such period.

    For the three months ended March 31, 2000, Abbott, Guidant Corporation ("Guidant"), the exclusive distributor of the Company's Onyx and micro catheter, access and delivery products in the European Union, and Century Medical, Inc. ("Century"), the exclusive distributor of all the Company's products in Japan, each accounted for 10% or more of the Company's net sales. Additional information with respect to net sales to these customers for the three months ended March 31, 2000 is as follows:

                          PERCENT OF TOTAL NET SALES BY SEGMENT FOR THE THREE MONTHS
                                              ENDED MARCH 31, 2000
                       ------------------------------------------------------------------
                       PERIPHERAL BLOOD              MICRO CATHETER,
    CUSTOMER             CLOT THERAPY      ONYX    ACCESS AND DELIVERY    OTHER     TOTAL
    --------           ------------------  ----    -------------------    -----     -----
    Abbott                    38%           --             --              --        38%
    Guidant                   --            11%            13%             --        24%
    Century                   --            --             10%             --        10%

5.  Private Placement of Common Stock

    On March 10, 2000, the Company sold 1,600,000 shares of its Common Stock under the terms of a Securities Purchase Agreement to accredited investors in conformity with Rule 506 under Regulation D, raising gross proceeds of $11,936,000. As of March 31, 2000, the Company had recognized related issuance costs of approximately $718,000, which are reflected as reductions to additional paid-in capital in the accompanying balance sheet. The Company and the investors concurrently entered into a Registration Rights Agreement, under which the Company undertook to register such 1,600,000 shares under the Securities Act, which registration was declared effective by the Securities and Exchange Commission on April 24, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Certain Factors that May Affect Our Business and Future Results."

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

The Company commenced U.S. commercial shipments of its first thrombolytic infusion catheters in November 1994, but did not generate significant revenues until it established a direct domestic sales force in the second half of 1995. Through the third quarter of 1999, the majority of the Company's revenues were derived from sales of its initial infusion catheters and related accessories, the Cragg Thrombolytic Brush, and the Castaneda Over The Wire Brush. In August 1998, the Company entered into a distribution agreement with Abbott which provides for distribution of such products by Abbott in the United States and Canada. The Company expects sales, under the distribution agreement with Abbott, of the products mentioned above, and similar products, to continue to provide a significant portion of the Company's revenues. The Company currently sells such products outside the United States and Canada through a limited number of distributors, however, revenues under these arrangements have not been significant to date.

In November 1997, the Company signed an agreement with Guidant to distribute the Company's neuro products in Europe and, in August 1998, that agreement was expanded to include distribution in Europe of the Company's peripheral embolization products. Until September 1999, no significant revenues had been received under the Guidant arrangement. Revenues under the Guidant arrangement are dependent upon the receipt by the Company of CE Mark certification for applications of the Company's Onyx(TM) Liquid Embolic System ("LES"(TM)) (formerly marketed as the EMBOLYX(TM) Liquid Embolic System), market training and product launch activities. In July 1999, the Company received CE Mark approval for the treatment of arteriovenous malformations ("AVMs") in the brain using the Onyx LES and, accordingly, the Company initiated market training activities in July 1999, which activities are currently underway. Product launch activities with respect to the brain AVM application commenced in September 1999. In April 1999 and March 2000, the Company obtained CE Mark approval for the peripheral embolization and brain tumor applications, respectively, of the Onyx LES, and the Company is in the process of accumulating additional clinical data with respect to these applications before commencing market training activities. Additional CE Mark certifications with respect to the Onyx LES are subject to the successful completion of clinical trials.

In September 1998, the Company entered into a distribution agreement with Century, which provides for distribution of all the Company's products by Century in Japan. Significant revenues are not expected to be derived from sales in Japan until the Company's products receive regulatory approval in Japan, and market training and product launch activities are substantially underway. The Company's peripheral blood clot therapy products received regulatory approval in May 1999, as did certain of the Company's micro catheter, access and delivery products in September 1999. Market training and product launch activities have not yet commenced for all of these products, however. Accordingly, the Company has not realized significant revenues to date from sales in Japan.

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

RESULTS OF OPERATIONS

Comparison of The Three Months Ended March 31, 1999 and March 31, 2000

Following is information with respect to net sales for the three months ended March 31,1999 and 2000:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                     --------------------------
                                                       1999             2000
                                                     --------        ----------
Peripheral blood clot therapy
     United States                                   $731,690        $  432,963
     International                                     21,411            33,004
                                                     --------        ----------
          Total peripheral blood clot therapy
            revenues                                  753,101           465,967
                                                     --------        ----------

Onyx
     United States                                         --               550
     International                                         --           187,689
                                                     --------        ----------
          Total Onyx revenues                              --           188,239
                                                     --------        ----------
Micro catheter, access and delivery
     United States                                     18,325            86,375
     International                                     17,710           369,368
                                                     --------        ----------
          Total micro catheter, access and
            delivery revenues                          36,035           455,743
                                                     --------        ----------
Other
     United States                                     23,617            20,602
     International                                         --                48
                                                     --------        ----------
          Total other revenues                         23,617            20,651
                                                     --------        ----------
Total revenues                                       $812,753        $1,130,599
                                                     ========        ==========

On August 12, 1998, the Company entered into a ten-year distribution agreement with Abbott that provides Abbott with exclusive rights to distribute the Company's peripheral blood clot therapy products in the U.S. and Canada. Upon shipment of product by the Company to Abbott, the Company receives an initial purchase price payment from Abbott, as provided in the agreement. Abbott provides additional purchase price payments to the Company based upon Abbott's net sales, as defined in the agreement. The Company recognizes as sales the initial purchase price upon shipment of product to Abbott. The Company recognizes the additional purchase price upon Abbott's reporting of sales to its customers. Sales to Abbott constituted 38% of the Company's total sales for the three months ended March 31, 2000, as compared to 90% of the Company's total sales for the corresponding period in 1999. Sales subsequent to the first quarter of 1999 have been adversely affected by manufacturing issues, being addressed by Abbott, related to its thrombolytic drug, Abbokinase(R) (urokinase for injection). The issues surrounding Abbott's ability to supply Abbokinase to the blood clot therapy market correspondingly affected sales of the Company's blood clot therapy products.

In the third quarter of 1999, the Company obtained CE Mark approval to market the Onyx LES for the treatment of brain AVMs in the European Union. Accordingly, sales of Onyx substantively commenced in the fourth quarter of 1999.

The increases in sales of micro catheter, access and delivery products during the three months ended March 31, 2000, relative to the corresponding period in 1999, are due primarily to additional products that received regulatory marketing clearances worldwide during 1999 and to the sale of such products in connection with sales of the Onyx LES, as discussed above.

Other revenues in 2000 and 1999 were derived from manufacturing services performed by the Company for third parties.

Cost of sales increased to $725,643 for the three months ended March 31, 2000 from $649,362 for the corresponding period in 1999, and decreased, as a percentage of sales, from 80% in 1999 to 64% in 2000. The dollar increase is attributable primarily to an increase in unit sales volume. The decrease in the cost of sales percentage was due primarily to a shift in the mix of product shipments during the first quarter of 2000 toward the Onyx and micro catheter, access delivery product lines, which bear higher percentage margins relative to the Company's peripheral blood clot therapy product line which comprised nearly all the Company's sales in the first quarter of 1999.

Research and development expenses, including regulatory and clinical expenses, decreased 2% from $1,692,062 for the first quarter of 1999 to $1,658,022 for the corresponding period in 2000. The predominance of such expenses relates to the Company's continued efforts related to the development of the Onyx LES, related clinical trials, market training and development of access and delivery products. The Company expects that such costs will increase in future periods.

Selling, general and administrative expenses decreased 30% from $1,696,161 for the first quarter of 1999 to $1,187,756 for the corresponding period in 2000. This decrease was primarily attributable to the reduction of the Company's domestic sales force following the completion of the transition of responsibilities to Abbott in late 1999, and to the implementation by the Company of certain cost control initiatives commencing in the third quarter of 1999.

Net interest and other expense decreased from $252,639 for the first quarter of 1999 to $118,472 for the first quarter of 2000. Such decrease was due primarily to lower average debt balances that were outstanding during the 2000 period, relative to the corresponding period in 1999.

As a result of the items discussed above, the Company incurred a net loss of $2,560,094 for the three months ended March 31, 2000, compared to $3,478,271 for the corresponding period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of approximately $43 million at March 31, 2000. To fund its operations, the Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million. Additionally, in November 1997, the Company received $5 million from Guidant under terms of a convertible note agreement. In April 1998, the Company achieved a milestone set forth in the agreement with Guidant, and elected, under the terms of the agreement, to have Guidant loan the Company $2 million and purchase from it $500,000 of the Company's common stock at approximately $10.50 per share, the proceeds from which were received in May 1998.

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

Under the terms of the distribution agreement, Century made a $500,000 advance payment to the Company on September 30, 1998, which amount is being applied against Century's purchase orders for the Company's products. The Company recorded this payment as deferred revenue and recognizes sales revenue from such amount as the Company makes shipments to Century under such purchase orders. Upon achievement of the first regulatory approval in Japan for an application of the Onyx LES, Century, under the terms of the distribution agreement, is required to make a $1 million advance payment to the Company, which amount is to be applied against Century's first future purchase orders for Onyx-related product.

On March 10, 2000, the Company sold 1,600,000 shares of its Common Stock under the terms of a Securities Purchase Agreement to accredited investors in conformity with Rule 506 under Regulation D. The Company and the investors concurrently entered into a Registration Rights Agreement, under which the Company undertook to register such 1,600,000 shares under the Securities Act, which registration was declared effective by the Securities and Exchange Commission on April 24, 2000. Such shares were sold to the investors at a price of $7.46 per share, which the Company estimates will result in net proceeds, after payment of offering and registration expenses, of approximately $11 million.

As of March 31, 2000, the Company had cash and cash equivalents of approximately $18.7 million. Cash used in the Company's operations for the three months ended March 31, 2000 was approximately $2.4 million, reflecting the loss from operations, increases in inventories and receivables, and decreases in accounts payable and deferred revenue, net of increases in accrued liabilities, salaries and benefits and a decrease in prepaid expenses. Cash used by investing activities for the three months ended March 31, 2000 was approximately $112,000 and primarily reflected expenditures for property and equipment and intellectual property. While continued investments will be made for property and equipment (as regards the Company's compliance with issues related to the Year 2000, see "Impact of The Year 2000 Issue," below), and for intellectual property, the Company has no significant capital commitments as of March 31, 2000. Cash provided by financing activities was approximately $11.5 million, consisting of net proceeds received by the Company from its sale of 1,600,000 shares of its Common Stock under the terms of a Securities Purchase Agreement and from the exercise by employees, directors and consultants of stock options, net of repayments by the Company on its equipment line of credit.

The Company plans to finance its capital and operational needs principally from its existing capital resources at March 31, 2000.

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

We have a short operating history, during which time we have not been profitable. We were incorporated in 1993. To date, our business has generated limited product sales. From our inception through March 31, 2000, we incurred cumulative losses of approximately $43 million. We expect additional losses as we expand our research and development, clinical, regulatory, manufacturing and marketing efforts. We may not achieve significant sales of our products or become profitable. We could encounter substantial delays and unexpected expenses related to the introduction of our current and future products, or our research and development, clinical, regulatory, manufacturing and marketing efforts. Such delays or expenses could reduce revenues and have a negative effect on our business.

We may need additional financing to continue operations. Our operations to date have consumed substantial amounts of cash, and we expect that this condition will continue at least into 2002. We believe that our anticipated cash flow from planned operations and existing capital resources, comprising primarily the net proceeds from the following should be adequate to satisfy our capital requirements through 2001:

o financings preceding and including the initial public offering of our common stock in February 1997;

o a convertible subordinated note agreement with Guidant entered into in November 1997, including $2.5 million we received from Guidant in exchange for debt and common stock upon the achievement of a milestone defined in the agreement with Guidant;

o a convertible subordinated note agreement, credit agreement and distribution agreement with Abbott entered into in August 1998 and amended at various dates thereafter;

o a convertible subordinated note agreement, credit agreement and distribution agreement with Century entered into in September 1998;

o an option agreement with Abbott, which option was exercised by us in November 1999;

o   the sale, in March 2000, by us of 1,600,000 shares of our common stock; and

o the interest earned on cash, cash equivalent and short-term investment balances.

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

We depend on patents and proprietary technology. Our success will depend in part on our ability to:

o   obtain and maintain patent protection for our products;

o   preserve our trade secrets; and

o   operate without infringing the proprietary rights of others.

The patent position of a medical device company may involve complex legal and factual issues. As of May 5, 2000, we held 35 issued U.S. patents and one issued foreign patent, and have 40 U.S. and 33 foreign patent applications pending. Our issued U.S. patents cover technology underlying the Onyx Liquid Embolic System (including both liquid embolic implantables as well as micro catheters, access and delivery devices), carotid and intra-cerebral stents, coatings, the Cragg MicroValve, infusion wires, and the Cragg Thrombolytic Brush. The expiration dates of these patents range from 2009 to 2018. The pending claims cover additional aspects of liquid embolic material, micro catheters, access and delivery devices, carotid and intra-cerebral stent technologies, non-vascular liquid embolic products, infusion catheters, infusion wires, and the Thrombolytic Brush. Each product area we are pursuing is covered by at least two issued patents and, in most instances, three pending patents. One of the patents we use is currently licensed by us from Andrew Cragg, M.D.

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

We have limited manufacturing experience. Our experience in manufacturing our products is relatively limited. We have found it necessary to expand our manufacturing capacity in connection with our continued development and commercialization of our products We may find it necessary to further expand our manufacturing capacity in the future. Development and commercialization requires additional money for facilities, tooling and equipment and for leasehold improvements. We expect that such expansion would be achieved utilizing the increased space in our current leased facility, improved efficiencies, automation and acquisition of additional tooling and equipment. However, we may not be able to obtain the required funds for expansion of our manufacturing capacity. Improved efficiencies might not result from such an expansion. Any delay or inability to expand our manufacturing capacity, including obtaining the commitment of necessary capital resources could materially adversely affect our manufacturing ability.

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

In the European Union, we will be required to maintain the certifications we have obtained which are necessary to affix the CE Mark to our applicable products. We will have to obtain additional certifications with respect to affixing the CE Mark to our new products, in order to sell them in member countries of the European Union. We have received CE Mark certifications with respect to our currently marketed peripheral blood clot therapy products, micro catheters, guidewires, balloon systems, and the peripheral vascular, brain AVM, and brain tumor embolization applications of the Onyx Liquid Embolic System. We anticipate obtaining certifications with respect to certain additional application of the Onyx Liquid Embolic System. However, such certifications may be dependent upon successful completion of clinical studies. These clinical studies may not be successfully completed and we may not be able to obtain the required certifications. Additionally, we may not be able to maintain our existing certifications. In addition, federal, state, local and international government regulations regarding the manufacture and sale of health care products and diagnostic devices are subject to future change, and additional regulations may be adopted.

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

We rely on independent contract manufacturers to produce some of our products and components. This involves several risks, including:

o   inadequate capacity of the manufacturer's facilities;

o   interruptions in access to certain process technologies; and

o reduced control over product quality, delivery schedules, manufacturing yields and costs.

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

We may not be able to expand our international sales. In the quarter ended March 31, 2000, most of our revenues are derived from international sales. We believe that our future performance will be dependent in part upon our ability to increase international sales. Although the perceived demand for certain products may be lower outside the United States, we intend to continue to expand our international operations and to enter additional international markets, which will require significant management attention and financial resources. There is no guarantee however, that we will be able to successfully expand our international sales. Our success in international markets will depend on our ability to establish and maintain agreements with suitable distributors, or establish a direct sales presence.

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

Stock prices are particularly volatile in some market sectors. The stock market sometimes experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations can cause a decrease in the price of our common stock. The following factors may have a material adverse effect on the market price of our common stock:

o   fluctuations in our results of operations;

o failure of our results of operations to meet the expectations of public market analysts and investors;

o timing and announcements of technological innovations or new products by us or our competitors;

o   Food and Drug Administration and foreign regulatory actions;

o   developments with respect to patents and proprietary rights;

o timing and announcements of developments, including clinical trials related to our products;

o public concern as to the safety of technology and products developed by us or others;

o   changes in health care policy in the United States and internationally;

o changes in stock market analyst recommendations regarding Micro Therapeutics; and

o   the medical device industry generally.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            See Index to Exhibits on Page 23 of this Quarterly Report on Form 10-QSB.

        (b) REPORTS ON FORM 8-K

            No reports on Form 8-K were filed, or required to be filed, by the Company during the quarterly period ended March 31, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MICRO THERAPEUTICS, INC.



Date: May 12, 2000                         By: /s/ Harold A. Hurwitz
                                               -----------------------------
                                                   Harold A. Hurwitz
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


   Exhibit                                                                     Page
   Number                               Description                           Number
   -------                              -----------                           ------
    27.1       Financial Data Schedule - Three Months Ended March 31, 2000      24