Form 10QSB
period 2000-06-30
MICRO THERAPEUTICS INC
filed 2000-08-11
CIK 311407

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

                             Yes   X      No
                                 -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                  Class                        Outstanding at August 4, 2000
                  -----                        -----------------------------
       Common Stock, $.001 par value                    9,952,718

Transitional small business disclosure format:  Yes   X      No
                                                    -----       -----

                               Page 1 of 24 Pages
                            Exhibit Index on Page 24

                            MICRO THERAPEUTICS, INC.
                              INDEX TO FORM 10-QSB

                                                                                   Page Number
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                  Consolidated Balance Sheet as of June 30, 2000 (unaudited).................3

                  Consolidated Statements of Operations for the Three and Six Months Ended
                      June 30, 1999 and 2000 (unaudited).....................................4

                  Consolidated Statements of Cash Flows for the Six Months Ended
                      June 30, 1999 and 2000 (unaudited).....................................5

                  Notes to Unaudited Consolidated Financial Statements.....................6-8

        Item 2. Management's Discussion and Analysis or Plan of Operation.................9-21

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings...........................................................22

        Item 6. Exhibits and Reports on Form 8-K............................................22

SIGNATURES..................................................................................23

                            MICRO THERAPEUTICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000
                                   (Unaudited)

                                  A S S E T S:

Current assets:
  Cash and cash equivalents                                                 $ 15,670,326
  Accounts receivable, net of allowance for doubtful accounts of $9,794        1,403,559
  Inventories, net of allowance for obsolescence of $100,661                   1,434,911
  Prepaid expenses and other current assets                                      555,588
                                                                            ------------
        Total current assets                                                  19,064,384

Property and equipment, net of accumulated depreciation of $1,639,518          2,010,108
Patents and licenses, net of accumulated amortization of $230,852              1,550,410
Other assets                                                                      60,543
                                                                            ------------
        Total assets                                                        $ 22,685,445
                                                                            ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                                          $    200,171
  Accrued salaries and benefits                                                  536,557
  Accrued liabilities                                                            476,810
  Deferred revenue                                                               780,095
  Equipment line of credit                                                        40,900
                                                                            ------------
        Total current liabilities                                              2,034,533

Deferred revenue                                                                 812,500
Notes payable, net of unamortized discounts of $1,210,876                     10,789,124
                                                                            ------------
        Total liabilities                                                     13,636,157
                                                                            ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized;
    no shares issued or outstanding
  Common stock, $0.001 par value, 20,000,000 shares authorized;
    9,951,946 shares issued and outstanding                                        9,952
  Additional paid-in capital                                                  55,654,793
  Stockholder notes receivable                                                  (567,245)
  Accumulated deficit                                                        (46,048,212)
                                                                            ------------
        Total stockholders' equity                                             9,049,288
                                                                            ------------
        Total liabilities and stockholders' equity                          $ 22,685,445
                                                                            ============


See notes to unaudited consolidated financial statements.

                            MICRO THERAPEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (UNAUDITED)

                                                    For the Three Months Ended         For the Six Months Ended
                                                  ------------------------------    ------------------------------
                                                  June 30, 1999    June 30, 2000    June 30, 1999    June 30, 2000
                                                  -------------    -------------    -------------    -------------
Net sales                                          $ 1,080,506      $ 1,210,001      $ 1,893,259      $ 2,340,600
Cost of sales                                          858,228          784,895        1,507,590        1,510,539
                                                   -----------      -----------      -----------      -----------
        Gross margin                                   222,278          425,106          385,669          830,061
                                                   -----------      -----------      -----------      -----------

Costs and expenses:
  Research and development                           1,917,997        1,726,956        3,610,060        3,384,976
  Selling, general and administrative                1,040,048        1,364,677        2,736,209        2,552,435
                                                   -----------      -----------      -----------      -----------
        Total costs and expenses                     2,958,045        3,091,633        6,346,269        5,937,411
                                                   -----------      -----------      -----------      -----------

        Loss from operations                        (2,735,767)      (2,666,527)      (5,960,600)      (5,107,350)
                                                   -----------      -----------      -----------      -----------

Other income (expense):
  Interest income                                      126,121          253,215          295,802          391,283
  Interest expense                                  (1,964,553)        (257,662)      (2,364,208)        (514,202)
  Other expense, net                                    (1,345)              --          (24,008)              --
                                                   -----------      -----------      -----------      -----------
                                                    (1,839,777)          (4,447)      (2,092,414)        (122,919)
                                                   -----------      -----------      -----------      -----------

        Loss before provision for income taxes      (4,575,544)      (2,670,974)      (8,053,014)      (5,230,269)

Provision for income taxes                                                                   800              800
                                                   -----------      -----------      -----------      -----------
        Net loss                                   $(4,575,544)     $(2,670,974)     $(8,053,814)     $(5,231,069)
                                                   ===========      ===========      ===========      ===========

Per share data:
  Net loss per share (basic and diluted)           $     (0.64)     $     (0.27)     $     (1.16)     $     (0.56)
                                                   ===========      ===========      ===========      ===========
  Weighted average shares outstanding                7,162,000        9,924,304        6,945,000        9,298,558
                                                   ===========      ===========      ===========      ===========


See notes to unaudited consolidated financial statements.

                            MICRO THERAPEUTICS, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (UNAUDITED)

                                                                            1999              2000
                                                                        ------------      ------------
Cash flows from operating activities:
  Net loss                                                              $ (8,053,814)     $ (5,231,069)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                           329,374           426,960
     Amortization of note payable discounts                                  238,307           181,506
     Common stock grant and compensation related to
        stock options                                                         22,756            92,034
     Loss on sale of equipment                                                21,260
     Provision for doubtful accounts                                          (2,621)
     Provision for inventory obsolescence                                     60,921           (20,905)
     Debt conversion charge                                                1,651,585
     Change in operating assets and liabilities:
        Accounts receivable                                                 (573,291)         (718,541)
        Inventories                                                         (445,390)         (214,484)
        Prepaid expenses and other assets                                   (156,129)         (173,042)
        Accounts payable                                                    (577,744)         (225,015)
        Accrued salaries and benefits                                        405,826           146,280
        Accrued liabilities                                                   26,475            94,043
        Deferred revenue                                                    (114,995)          475,364
                                                                        ------------      ------------
               Net cash used in operating activities                      (7,167,480)       (5,166,869)
                                                                        ------------      ------------

Cash flows from investing activities:
  Purchase of short-term investments                                      (4,999,277)
  Maturity of short-term investments                                       2,499,016
  Additions to property and equipment                                       (809,674)         (200,608)
  Sale of equipment                                                           10,600
  Additions to patents and licenses                                         (265,867)         (150,091)
   Decrease in other assets                                                   36,090
                                                                        ------------      ------------
               Net cash used in investing activities                      (3,529,112)         (350,699)
                                                                        ------------      ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                     62,165           527,131
  Proceeds from issuance of common stock under
    Employee Stock Purchase Plan                                              88,759            79,559
  Proceeds from issuance of common stock in private placement                               11,192,091
  Stockholder notes receivable                                                                (244,655)
  Repayments on equipment line of credit                                     (35,363)          (32,398)
                                                                        ------------      ------------
               Net cash provided by financing activities                     115,561        11,521,728
                                                                        ------------      ------------

               Net increase (decrease) in cash and cash equivalents      (10,581,031)        6,004,160

Cash and cash equivalents at beginning of year                            15,219,880         9,666,166
                                                                        ------------      ------------
Cash and cash equivalents at end of period                              $  4,638,849      $ 15,670,326
                                                                        ============      ============

Supplemental schedule of noncash activities:
  Conversion of debt                                                    $  8,245,892                --
                                                                        ============      ============
Unearned compensation related to terminated employees                   $     22,756                --
                                                                        ============      ============


See notes to unaudited consolidated financial statements.

                            MICRO THERAPEUTICS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  Description of the Company

    Micro Therapeutics, Inc. was incorporated on June 11, 1993 in California and was reincorporated in Delaware in November 1996 to develop, manufacture and market minimally invasive medical devices for diagnosis and treatment of neuro and peripheral vascular diseases.

2.  Summary of Significant Accounting Policies

    Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Micro Therapeutics, Inc. and its wholly-owned subsidiary, Micro Therapeutics International, Inc. (collectively, the "Company"), which was incorporated on June 30, 2000 for the purpose of carrying out the Company's international activities other than sales of product through distributors. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Unaudited Interim Financial Information:

    The consolidated financial statements included in this Form 10-QSB have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB, are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Company's 1999 Annual Report on Form 10-KSB include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-QSB. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

4.  Segment Information

    During the three and six months ended June 30, 1999, products related to the Company's Onyx(TM) Liquid Embolic System ("LES"(TM)), including related micro catheter, access and delivery products, were in various phases of research, development, clinical and regulatory processes. Substantive amounts of sales of such products did not commence until the third quarter of 1999. Accordingly, the majority of the Company's net sales for the three and six months ended June 30, 1999 was derived from its peripheral blood clot therapy products. Additional information with respect to net sales for the three and six months ended June 30, 1999 and 2000 is as follows:

                                         THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                         --------------------------      --------------------------
                                            1999            2000            1999            2000
                                         ----------      ----------      ----------      ----------
Peripheral blood clot therapy
     United States                       $  796,301      $  364,414      $1,580,021      $  797,376
     International                           95,286          53,194         116,697          86,198
                                         ----------      ----------      ----------      ----------
Total peripheral blood clot
     therapy revenues                       891,587         417,608       1,696,718         883,574
                                         ----------      ----------      ----------      ----------
Onyx
     United States                              480             900          11,930           2,050
     International                            5,460         216,643           5,460         404,444
                                         ----------      ----------      ----------      ----------
Total Onyx revenues                           5,940         217,543          17,390         406,494
                                         ----------      ----------      ----------      ----------

Micro catheter, access and delivery
     United States                           54,600          66,450          72,925         152,225
     International                           39,760         397,251          57,470         766,507
                                         ----------      ----------      ----------      ----------
Total micro catheter, access and
     delivery revenues                       94,360         463,701         130,395         918,732
                                         ----------      ----------      ----------      ----------

Other
     United States                           87,439         111,054          47,576         131,657
     International                            1,180              95           1,180             143
                                         ----------      ----------      ----------      ----------
Total other revenues                         88,619         111,149          48,756         131,800
                                         ----------      ----------      ----------      ----------
Total revenues                           $1,080,506      $1,210,001      $1,893,259      $2,340,600
                                         ==========      ==========      ==========      ==========


    For the three and six months ended June 30, 1999, Abbott Laboratories ("Abbott"), the exclusive distributor of the Company's peripheral blood clot therapy product line in the United States and Canada, accounted for 79% and 83%, respectively, of the Company's revenues. No other customer accounted for 10% or more of the Company's revenues during either the three or six month periods ended June 30, 1999.

    For the three and six months ended June 30, 2000, Abbott and Guidant Corporation ("Guidant"), the exclusive distributor of the Company's Onyx and micro catheter, access and delivery products in the European Union, each accounted for 10% or more of the Company's revenues. Additional information with respect to revenues from these customers for the three and six months ended June 30, 2000 is as follows:

                          PERCENT OF TOTAL NET SALES BY SEGMENT
                        FOR THE THREE MONTHS ENDED JUNE 30, 2000
    ---------------------------------------------------------------------------
                   PERIPHERAL              MICRO CATHETER,
                   BLOOD CLOT                ACCESS AND
    CUSTOMER        THERAPY        ONYX       DELIVERY        OTHER      TOTAL
    ---------------------------------------------------------------------------
    Abbott           87.3%          --            --           --        30.1%
    Guidant            --         54.8%         45.2%          --        27.2%

                          PERCENT OF TOTAL NET SALES BY SEGMENT
                         FOR THE SIX MONTHS ENDED JUNE 30, 2000
    ---------------------------------------------------------------------------
                   PERIPHERAL              MICRO CATHETER,
                   BLOOD CLOT                ACCESS AND
    CUSTOMER        THERAPY        ONYX       DELIVERY        OTHER      TOTAL
    ---------------------------------------------------------------------------
    Abbott           90.2%          --            --           --        34.1%
    Guidant            --         60.3%         37.8%          --        25.3%

5.  Distribution Agreement with Abbott

    On June 28, 2000, the Company and Abbott entered into a distribution agreement, superceding the previously-existing distribution agreement executed in August 1998. Under the new agreement, the Company has certain responsibilities for marketing, promotion and presentation of sales contracts, subject to final approval by Abbott, to customers for the Company's peripheral blood clot therapy products in the United States and Canada. Abbott retains responsibility for maintenance of inventory, customer service and accounts receivable administration.

    As in the prior distribution agreement, the new Agreement provides for the Company to receive an initial purchase price payment from Abbott upon shipment of product by the Company to Abbott and an additional purchase price payment, based upon, and calculated as a percentage of, Abbott's net sales, as defined in the new agreement. The Company recognizes as sales the initial purchase price upon shipment of product to Abbott, and the additional purchase price upon Abbott's reporting of sales to its customers.

    The new agreement also provides for (a) an increase, relative to the provisions of the prior distribution agreement, in the maximum initial purchase price the Company may receive, effective for purchases of product made by Abbott from the Company commencing January 1, 2000, (b) increases, relative to the provisions of the prior distribution agreement, in the percentage underlying the calculation of the additional purchase price, effective as of the date of the new agreement, with additional scheduled increases in this percentage to be effective January 1, 2001 and 2002, after which the percentage remains constant for the remaining term of the new agreement, (c) the non-refundable prepayment by Abbott of such additional purchase price in 2000 in the aggregate amount of $700,000, of which $350,000 was received by the Company in July, 2000, and $350,000 is to be paid by Abbott on or before September 26, 2000 and (d) further increases in the percentage underlying the calculation of the additional purchase price in the event net sales exceed defined levels. As of the effective date of the new agreement, the Company recorded as deferred revenue (i) increases in the initial purchase price for product purchases made by Abbott prior to the effective date of the new agreement, and (ii) the prepaid additional purchase price. Such deferred revenue will be amortized into income during the remainder of fiscal 2000 and 2001, so as to result in a constant percentage underlying the calculation of the additional purchase price over the term of the new agreement.

6.  Private Placement of Common Stock

    On March 10, 2000, the Company sold 1,600,000 shares of its common stock under the terms of a Securities Purchase Agreement to accredited investors in conformity with Rule 506 under Regulation D, raising gross proceeds of $11,936,000. As of June 30, 2000, the Company had recognized related issuance costs of approximately $744,000, which are reflected as reductions to additional paid-in capital in the accompanying consolidated balance sheet. The Company and the investors concurrently entered into a Registration Rights Agreement, under which the Company undertook to register such 1,600,000 shares under the Securities Act, which registration was declared effective by the Securities and Exchange Commission on April 24, 2000.

7.  Stockholder Notes Receivable

    In April 2000, the Company made loans to certain officers and an employee of the Company in exchange for full-recourse notes in the aggregate amount of $244,655. The notes are collateralized by shares of the Company's common stock owned by the individuals, are due April 12, 2003 and bear an interest rate of 6.49% per annum.

8.  Recent Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. Management believes that adopting SAB 101 will not have a material impact on the Company's financial position or results of operations.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." FIN 44 clarifies:

    o  the definition of employee for purposes of applying APB 25;

    o the criteria for determining whether a plan qualifies as a noncompensatory plan;

    o the accounting consequence of various modifications of the terms of a previously fixed stock option or award; and

    o the accounting for an exchange of stock compensation awards in a business combination.

    FIN 44 is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The effects, if any, of applying FIN 44 are to be recognized on a prospective basis from July 1, 2000. Management believes that the adoption of FIN 44 will not have a material impact on the Company's financial statements.

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

The Company commenced U.S. commercial shipments of its first thrombolytic infusion catheters in November 1994, but did not generate significant revenues until it established a direct domestic sales force in the second half of 1995. Through the third quarter of 1999, the majority of the Company's revenues were derived from sales of its initial infusion catheters and related accessories, the Cragg Thrombolytic Brush, and the Castaneda Over The Wire Brush. In August 1998, and as revised in June 2000, the Company entered into a distribution agreement with Abbott, which provides for distribution of such products by Abbott in the United States and Canada. The Company expects sales, under the distribution agreement with Abbott, of the products mentioned above, and similar products, to continue to provide a significant portion of the Company's revenues. The Company currently sells such products outside the United States and Canada through a limited number of distributors, however, revenues under these arrangements have not been significant to date.

In November 1997, the Company signed an agreement with Guidant to distribute the Company's neuro products in Europe and, in August 1998, that agreement was expanded to include distribution in Europe of the Company's peripheral embolization products. Until September 1999, no significant revenues had been received under the Guidant arrangement. Revenues under the Guidant arrangement are dependent upon the receipt by the Company of CE Mark certification for applications of the Company's Onyx(TM) Liquid Embolic System ("LES" (TM)) (formerly marketed as the EMBOLYX(TM) Liquid Embolic System), market training and product launch activities. In July 1999, the Company received CE Mark approval for the treatment of arteriovenous malformations ("AVMs") in the brain using the Onyx LES and, accordingly, the Company initiated market training activities in July 1999, which activities are currently underway. Product launch activities with respect to the brain AVM application commenced in September 1999. In April 1999 and March 2000, the Company obtained CE Mark approval for the peripheral embolization and brain tumor applications, respectively, of the Onyx LES, and the Company is in the process of accumulating additional clinical data with respect to these applications before commencing market training activities. Additional CE Mark certifications with respect to the Onyx LES are subject to the successful completion of clinical trials.

In September 1998, the Company entered into a distribution agreement with Century Medical, Inc. ("Century"), which provides for distribution of all the Company's products by Century in Japan. Significant revenues are not expected to be derived from sales in Japan until the Company's products receive regulatory approval in Japan, and market training and product launch activities are substantially underway. The Company's peripheral blood clot therapy products received regulatory approval in May 1999, as did certain of the Company's micro catheter, access and delivery products in September 1999. Market training and product launch activities have not yet commenced for all of these products, however. Accordingly, the Company has not realized significant revenues to date from sales in Japan.

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

RESULTS OF OPERATIONS

Comparison of The Three and Six Months Ended June 30, 1999 and 2000

Following is information with respect to net sales for the three and six months ended June 30, 1999 and 2000:

                                         THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                         --------------------------      --------------------------
                                            1999            2000            1999            2000
                                         ----------      ----------      ----------      ----------
Peripheral blood clot therapy
     United States                       $  796,301      $  364,414      $1,580,021      $  797,376
     International                           95,286          53,194         116,697          86,198
                                         ----------      ----------      ----------      ----------
Total peripheral blood clot
     therapy revenues                       891,587         417,608       1,696,718         883,574
                                         ----------      ----------      ----------      ----------
Onyx
     United States                              480             900          11,930           2,050
     International                            5,460         216,643           5,460         404,444
                                         ----------      ----------      ----------      ----------
Total Onyx revenues                           5,940         217,543          17,390         406,494
                                         ----------      ----------      ----------      ----------

Micro catheter, access and delivery
     United States                           54,600          66,450          72,925         152,225
     International                           39,760         397,251          57,470         766,507
                                         ----------      ----------      ----------      ----------
Total micro catheter, access and
     delivery revenues                       94,360         463,701         130,395         918,732
                                         ----------      ----------      ----------      ----------
Other
     United States                           87,439         111,054          47,576         131,657
     International                            1,180              95           1,180             143
                                         ----------      ----------      ----------      ----------
Total other revenues                         88,619         111,149          48,756         131,800
                                         ----------      ----------      ----------      ----------

Total revenues                           $1,080,506      $1,210,001      $1,893,259      $2,340,600
                                         ==========      ==========      ==========      ==========

On August 12, 1998, the Company entered into a ten-year distribution agreement with Abbott that provided Abbott with exclusive rights to distribute the Company's peripheral blood clot therapy products in the U.S. and Canada. Upon shipment of product by the Company to Abbott, the Company received an initial purchase price payment from Abbott, as provided in the agreement. Abbott provided additional purchase price payments to the Company based upon, and calculated as a percentage of, Abbott's net sales, as defined in the agreement. The Company recognized as sales the initial purchase price upon shipment of product to Abbott. The Company recognized the additional purchase price upon Abbott's reporting of sales to its customers. Sales to Abbott constituted 30% and 34% of the Company's total sales for the three and six months ended June 30, 2000, respectively, as compared to 79% and 83% of the Company's total sales for the corresponding respective periods in 1999. Sales subsequent to the second quarter of 1999 have been adversely affected by manufacturing issues, being addressed by Abbott, related to its thrombolytic drug, Abbokinase(R) (urokinase for injection). The issues surrounding Abbott's ability to supply Abbokinase to the blood clot therapy market correspondingly affected sales of the Company's blood clot therapy products.

On June 28, 2000, the Company and Abbott entered into a new distribution agreement, superceding the previously-existing distribution agreement described above. Under the new agreement, the Company has certain responsibilities for marketing, promotion and presentation of sales contracts, subject to final approval by Abbott, to customers for the Company's peripheral blood clot therapy products in the United States and Canada. Abbott retains responsibility for maintenance of inventory, customer service and accounts receivable administration.

As in the prior distribution agreement, the new agreement provides for the Company to receive the initial purchase price upon shipment of product by the Company to Abbott, and the additional purchase price based upon, and calculated as a percentage of, Abbott's net sales, as defined in the new agreement. The Company recognizes as sales the initial purchase price upon shipment of product to Abbott, and the additional purchase price upon Abbott's reporting of sales to its customers.

The new agreement also provides for (a) an increase, relative to the provisions of the prior agreement, in the maximum initial purchase price the Company may receive, effective for purchases of product made by Abbott from the Company commencing January 1, 2000, (b) increases, relative to the provisions of the prior agreement, in the percentage underlying the calculation of the additional purchase price, effective as of the date of the new agreement, with additional scheduled increases in this percentage to be effective January 1, 2001 and 2002, after which the percentage remains constant for the remaining term of the new agreement, (c) the non-refundable prepayment by Abbott of such additional purchase price in 2000 in the aggregate amount of $700,000, of which $350,000 was paid by Abbott in July, 2000 and $350,000 is to be paid by Abbott on or before September 26, 2000 and (d) further increases in the percentage underlying the calculation of the additional purchase price in the event net sales exceed defined levels. As of the effective date of the new agreement, the Company recorded as deferred revenue (i) increases in the initial purchase price for product purchases made by Abbott prior to the effective date of the new agreement, and (ii) the prepaid additional purchase price. Such deferred revenue will be amortized into income during the remainder of fiscal 2000 and 2001, so as to result in a constant percentage underlying the calculation of the additional purchase price over the term of the new agreement.

In the third quarter of 1999, the Company obtained CE Mark approval to market the Onyx LES for the treatment of brain AVMs in the European Union. Accordingly, sales of Onyx substantively commenced in the fourth quarter of 1999.

The increases in sales of micro catheter, access and delivery products during the three and six months ended June 30, 2000, relative to the corresponding periods in 1999, are due primarily to additional products that received regulatory marketing clearances worldwide during 1999 and to the sale of such products in connection with sales of the Onyx LES, as discussed above.

Other revenues in 1999 and 2000 were derived from manufacturing services performed by the Company for third parties.

Cost of sales decreased to $784,895 for the three months ended June 30, 2000 from $858,228 for the corresponding period in 1999, and decreased, as a percentage of sales, from 79% in 1999 to 65% in 2000. These decreases resulted primarily from a shift in the mix of product shipments during 2000 toward the Onyx and micro catheter, access and delivery product lines, which bear higher percentage margins relative to the Company's peripheral blood clot therapy product line, which comprised nearly all the Company's sales in the first half of 1999. Cost of sales for the six months ended June 30, 2000 was $1,510,539, compared to $1,507,590 for the corresponding period in 1999. As a percentage of sales, cost of sales decreased to 65% for the six months ended June 30, 2000, from 80% for the corresponding period in 1999. The slight dollar increase in cost of sales, in the context of increasing sales from the six months ended June 30, 1999 to the corresponding period in 2000, as previously discussed, and the decrease in cost of sales as a percentage of sales for these comparative periods is also due to the shift in the mix of product shipments as discussed above.

Research and development expenses, including regulatory and clinical expenses, decreased 10% from $1,917,997 for the second quarter of 1999 to $1,726,956 for the corresponding period in 2000, and decreased 6% from $3,610,060 for the six months ended June 30, 1999 to $3,384,976 for the corresponding period in 2000. The decreases resulted from the effects of strategic cash management initiatives implemented by the Company in the second half of 1999. Such expenses relate primarily to the Company's continued efforts in the development of the Onyx LES, associated clinical trials, market training and development of access and delivery products. The Company expects that such costs will increase in future periods.

Selling, general and administrative expenses increased 31% from $1,040,048 for the second quarter of 1999 to $1,364,677 for the corresponding period in 2000. This increase was due primarily to the benefit recognized in 1999 of a $500,000 non-refundable cash payment from Abbott to finance the cost of dedicating the Company's sales force to the transition of distribution under its then-existing distribution agreement with Abbott. Without this benefit in 1999, selling, general and administrative expenses in the second quarter of 2000 would have been 11% lower than in the corresponding period in 1999, due to the effects of the strategic cash management initiatives discussed above, net of an increase in the second quarter of 2000 related to the expansion of the Company's marketing and sales capabilities. Selling, general and administrative expenses decreased 7% from $2,736,209 for the six months ended June 30, 1999 to $2,552,435 for the corresponding period in 2000. This decrease was primarily attributable to the effects of the aforementioned strategic cash management initiatives, and would have amounted to a 21% decrease from 1999 to 2000 without the recognition in 1999 of the $500,000 benefit previously discussed.

Net interest and other expense decreased from $1,839,777 and $2,092,414 for the three and six month periods ended June 30, 1999, respectively, to $4,447 and $122,919 for the corresponding respective periods of 2000. Such decreases were due primarily to the non-cash, non-recurring charge, amounting to $1,651,585, incurred in May 1999 related to the early conversion of two $5 million notes held by Abbott. Also contributing to the decreases were the lower average debt balance in 2000 resulting from the aforementioned conversion of debt by Abbott, and interest income from higher average cash balances in 2000 resulting from the Company's receipt of approximately $11.2 million in net proceeds from the completion of a private placement of 1.6 million shares of the Company's common stock in March 2000.

As a result of the items discussed above, the Company incurred a net loss of $2,670,974 and $5,231,069 for the three and six months ended June 30, 2000, respectively, compared to $4,575,544 and $8,053,814 for the corresponding respective periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of approximately $46 million at June 30, 2000. To fund its operations, the Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million. Additionally, in November 1997, the Company received $5 million from Guidant under terms of a convertible note agreement. In April 1998, the Company achieved a milestone set forth in the agreement with Guidant, and elected, under the terms of the agreement, to have Guidant loan the Company $2 million and purchase from it $500,000 of the Company's common stock at approximately $10.50 per share, the proceeds from which were received in May 1998.

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

In October 1998, under the terms of the then-existing distribution agreement, Abbott furnished the Company with a non-refundable $1 million marketing payment upon Abbott's first commercial sale of product. For financial statement purposes, this payment is being amortized into income on a straight-line basis over the initial term of the agreement which continues through 2008.

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

Under the terms of the distribution agreement executed in August 1998, and a new distribution agreement entered into in June 2000 which superceded the previously-existing agreement, the Company receives an initial purchase price payment from Abbott upon shipment of product from the Company to Abbott. The Company receives additional purchase price payments based upon Abbott's net sales, as defined in the agreement.

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

Under the terms of the distribution agreement with Century, the Company received from Century a $500,000 advance payment on September 30, 1998, which amount is being applied against Century's purchase orders for the Company's products. The Company recorded this payment as deferred revenue and recognizes sales revenue from such amount as the Company makes shipments to Century under such purchase orders. Upon achievement of the first regulatory approval in Japan for an application of the Onyx LES, Century, under the terms of the distribution agreement, is required to make a $1 million advance payment to the Company, which amount is to be applied against Century's first future purchase orders for Onyx-related product.

On March 10, 2000, the Company sold 1,600,000 shares of its Common Stock under the terms of a Securities Purchase Agreement to accredited investors in conformity with Rule 506 under Regulation D. The Company and the investors concurrently entered into a Registration Rights Agreement, under which the Company undertook to register such 1,600,000 shares under the Securities Act, which registration was declared effective by the Securities and Exchange Commission on April 24, 2000. Such shares were sold to the investors at a price of $7.46 per share, resulting in net proceeds, after payment of offering and registration expenses, of approximately $11.2 million.

As of June 30, 2000, the Company had cash and cash equivalents of approximately $15.7 million. Cash used in the Company's operations for the six months ended June 30, 2000 was approximately $5.2 million, reflecting the loss from operations, increases in inventories, receivables, prepaid expenses, other assets and deferred revenue, net of a slight net decrease in the aggregate of accounts payable, accrued liabilities, and accrued salaries and benefits. Cash used by investing activities for the six months ended June 30, 2000 was approximately $351,000 and primarily reflected expenditures for property and equipment and intellectual property. While continued investments will be made for property and equipment and for intellectual property, the Company has no significant capital commitments as of June 30, 2000. Cash provided by financing activities for the six months ended June 30, 2000 was approximately $11.5 million, consisting of net proceeds received by the Company from its sale of 1,600,000 shares of its common stock under the terms of a Securities Purchase Agreement and from the exercise by employees, directors and consultants of stock options, net of amounts loaned by the Company to certain officers and an employee in exchange for full-recourse notes, collateralized by shares of the Company's common stock owned by such individuals, and repayments by the Company on its equipment line of credit.

The Company plans to finance its capital and operational needs principally from its existing capital resources at June 30, 2000.

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

We have a short operating history, during which time we have not been profitable. We were incorporated in 1993. To date, our business has generated limited product sales. From our inception through June 30, 2000, we incurred cumulative losses of approximately $46 million. We expect additional losses as we expand our research and development, clinical, regulatory, manufacturing and marketing efforts. We may not achieve significant sales of our products or become profitable. We could encounter substantial delays and unexpected expenses related to the introduction of our current and future products, or our research and development, clinical, regulatory, manufacturing and marketing efforts. Such delays or expenses could reduce revenues and have a negative effect on our business.

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

The patent position of a medical device company may involve complex legal and factual issues. As of July 31, 2000, we held 35 issued U.S. patents and one issued foreign patent, and have 41 U.S. and 35 foreign patent applications pending. Our issued U.S. patents cover technology underlying the Onyx Liquid Embolic System (including both liquid embolic implantables as well as micro catheters, access and delivery devices), carotid and intra-cerebral stents, coatings, the Cragg MicroValve, infusion wires, and the Thrombolytic Brush. The expiration dates of these patents range from 2009 to 2018. The pending claims cover additional aspects of liquid embolic material, micro catheters, access and delivery devices, carotid and intra-cerebral stent technologies, non-vascular liquid embolic products, infusion catheters, infusion wires, and the Thrombolytic Brush. Each product area we are pursuing is covered by at least two issued patents and, in most instances, three pending patents. One of the patents we use is currently licensed by us from Andrew Cragg, M.D.

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

We have limited marketing and distribution experience. Our experience in working with third-party distributors is limited. In November 1997, we executed a distribution agreement with Guidant to provide for the distribution of our neuro vascular product in Europe, and, in August 1998, Guidant agreed to expand this distribution agreement with us to provide for the distribution of our peripheral embolization applications of the Onyx Liquid Embolic System. We did not enjoy meaningful revenues under this arrangement until the third quarter of 1999, following the initial regulatory clearance in the European Union to market the Onyx Liquid Embolic System for the treatment of brain arteriovenous malformations or "AVMs." In August 1998, we executed a distribution agreement with Abbott to provide for distribution of our peripheral vascular blood clot therapy products in the United States and Canada, and we entered into a new agreement with Abbott in June 2000. In September 1998, we executed a distribution agreement with Century to provide for distribution of all our products in Japan. We did not enjoy meaningful revenues under the agreement with Century until the second quarter of 1999, following initial marketing clearance for certain of our products. There is no guarantee that either Guidant, Abbott or Century will be able to successfully market our products. Further, there is no guarantee that Century will be successful in assisting us in obtaining necessary regulatory approvals in Japan to commence marketing all of our products.

Our sales force in the United States consists of eight individuals, six of whom joined the Company in July and August 2000. There is competition for sales personnel experienced in interventional medical device sales, and there can be no assurance that we will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. We intend to market and sell our products outside the United States principally through distributors. We believe that we will need to continue to expand our distributor network or develop our own sales force. Our ability to market our products in certain areas may depend on strategic alliances with marketing partners such as Guidant, Abbott and Century. There is no guarantee that we will be able to enter into distribution agreements other than the agreements with Guidant, Abbott and Century on acceptable terms or at all. Also, there can be no assurance that such agreements will be successful in developing our marketing capabilities or that we will be able to successfully develop a direct sales force.

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

In the European Union, we will be required to maintain the certifications we have obtained which are necessary to affix the CE Mark to our applicable products. We will have to obtain additional certifications with respect to affixing the CE Mark to our new products, in order to sell them in member countries of the European Union. We have received CE Mark certifications with respect to our currently marketed peripheral blood clot therapy products, micro catheters, guidewires, balloon systems, and the peripheral vascular, brain AVM, and brain tumor embolization applications of the Onyx Liquid Embolic System. We anticipate obtaining certifications with respect to certain additional applications of the Onyx Liquid Embolic System. However, such certifications may be dependent upon successful completion of clinical studies. These clinical studies may not be successfully completed and we may not be able to obtain the required certifications. Additionally, we may not be able to maintain our existing certifications. In addition, federal, state, local and international government regulations regarding the manufacture and sale of health care products and diagnostic devices are subject to future change, and additional regulations may be adopted.

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

We may not be able to expand our international sales. In the quarter and six months ended June 30, 2000, more than half of our revenues were derived from international sales. We believe that our future performance will be dependent in part upon our ability to increase international sales. Although the perceived demand for certain products may be lower outside the United States, we intend to continue to expand our international operations and to enter additional international markets, which will require significant management attention and financial resources. There is no guarantee however, that we will be able to successfully expand our international sales. Our success in international markets will depend on our ability to establish and maintain agreements with suitable distributors, or establish a direct sales presence.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            See Index to Exhibits on Page 24 of this Quarterly Report on Form 10-QSB.

        (b) REPORTS ON FORM 8-K

            No reports on Form 8-K were filed, or required to be filed, by the Company during the quarterly period ended June 30, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MICRO THERAPEUTICS, INC.



Date: August 11, 2000                   By: /s/ Harold A. Hurwitz
                                            ------------------------------------
                                            Harold A. Hurwitz
                                            Chief Financial Officer

                                  EXHIBIT INDEX


   Exhibit
   Number                             Description
   ------                             -----------
    10.1       Agreement dated June 28, 2000 between the Company and Abbott
               Laboratories*

    27.1       Financial Data Schedule - Six Months Ended June 30, 2000

-----------
*   Registrant has sought confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit.
