Form 10QSB/A
period 2000-06-30
MICRO THERAPEUTICS INC
filed 2000-11-03
CIK 311407

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                         FORM 10-QSB/A (AMENDMENT NO. 1)
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED June 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________ TO ___________.

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

                                Yes X  No
                                   ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


                     Class                Outstanding at August 4, 2000
                     -----                -----------------------------

         Common Stock, $.001 par value             9,952,718

Transitional small business disclosure format:  Yes    No  X
                                                   ---    ---


                                EXPLANATORY NOTE

This amendment is to add Item 4, Submission of Matters to a Vote of Security Holders, to the Registrant's quarterly report for the 26 weeks ended June 30, 2000.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the text of the amendment is set forth in its entirety as attached hereto.


                                Page 1 of 4 Pages

                            MICRO THERAPEUTICS, INC.

                             INDEX TO FORM 10-QSB/A


                                                                    Page
                                                                   Number
                                                                   ------
PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........3

SIGNATURES............................................................4

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 25, 2000. Of the 9,889,442 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 7,789,817 common shares, representing 79% of the total number of shares entitled to vote at the meeting. This percentage represents a quorum. Two proposals were presented and voted on at the stockholders' meeting.

Proposal One: Each of the five nominees to the Board of Directors was elected for a one-year term by the stockholders. The directors elected were: George Wallace, Dick Allen, Kim Blickenstaff, W. James Fitzsimmons and Wende Hutton. The voting results were the same with respect to each of the individuals listed above and were as follows: For, 7,750,353; Withheld, 39,464.

Proposal Two: The appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2000 was ratified. The voting results were: For, 7,782,918; Against, 2,420; Abstain, 4,479.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MICRO THERAPEUTICS, INC.



Date:  November 3, 2000                        By: /s/ Harold A. Hurwitz
                                                   -----------------------
                                                   Harold A. Hurwitz
                                                   Chief Financial Officer