Form 10QSB
period 2000-09-30
MICRO THERAPEUTICS INC
filed 2000-11-13
CIK 311407

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2000.

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

                                                              Yes  [X]   No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


               Class                    Outstanding at November 3, 2000
               -----                    -------------------------------

    Common Stock, $.001 par value                   9,955,950

Transitional small business disclosure format:  Yes [ ]  No [X]



                               Page 1 of 25 Pages
                            Exhibit Index on Page 25

                            MICRO THERAPEUTICS, INC.
                              INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION                                                                          Page Number
                                                                                                        -----------
         Item 1.  Financial Statements

                      Consolidated Balance Sheet as of September 30, 2000 (unaudited).............................3

                      Consolidated Statements of Operations for the Three and Nine Months Ended
                           September 30, 1999 and 2000 (unaudited)................................................4

                      Consolidated Statements of Cash Flows for the Nine Months Ended
                           September 30, 1999 and 2000 (unaudited)................................................5

                      Notes to Unaudited Consolidated Financial Statements......................................6-9

         Item 2.  Management's Discussion and Analysis or Plan of Operation...................................10-22

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................................23

         Item 4.  Submission of Matters to a Vote of Security Holders............................................23

         Item 6.  Exhibits and Reports on Form 8-K...............................................................23

SIGNATURES.......................................................................................................24


                            MICRO THERAPEUTICS, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2000
                                   (Unaudited)

                                  A S S E T S:

Current assets:
  Cash and cash equivalents                                               $ 13,108,837
  Accounts receivable, net of allowance for doubtful accounts of $9,794      1,150,911
  Inventories, net of allowance for obsolescence of $116,222                 1,636,660
  Prepaid expenses and other current assets                                    540,913
                                                                          ------------

             Total current assets                                           16,437,321

Property and equipment, net of accumulated depreciation of $1,820,362        2,005,871
Patents and licenses, net of accumulated amortization of $260,425            1,438,389
Other assets                                                                    44,645
                                                                          ------------

             Total assets                                                 $ 19,926,226
                                                                          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                                        $    210,371
  Accrued salaries and benefits                                                945,404
  Accrued liabilities                                                          524,167
  Deferred revenue                                                             519,815
  Current portion of equipment line of credit                                   35,199
                                                                          ------------

             Total current liabilities                                       2,234,956

Deferred revenue                                                               743,751
Notes payable, net of unamortized discounts of $1,116,713                   10,883,287
                                                                          ------------

             Total liabilities                                              13,861,994
                                                                          ------------

Commitments and contingencies

Stockholders' equity :
  Preferred stock, $0.001 par value, 5,000,000 shares authorized;
    no shares issued or outstanding
  Common stock, $0.001 par value, 20,000,000 shares authorized;
    9,955,950 shares issued and outstanding                                      9,956
  Additional paid-in capital                                                55,797,598
  Stockholder notes receivable                                                (567,245)
  Accumulated deficit                                                      (49,176,077)
                                                                          ------------

             Total stockholders' equity                                      6,064,232
                                                                          ------------

             Total liabilities and stockholders' equity                   $ 19,926,226
                                                                          ============

See notes to unaudited consolidated financial statements.

                            MICRO THERAPEUTICS, INC.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                  For the Three Months Ended      For the Nine Months Ended
                                                          September 30,                  September 30,
                                                  ----------------------------   ----------------------------
                                                      1999            2000            1999           2000
                                                  -------------  -------------   -------------  -------------
Net sales                                          $   917,892    $ 1,440,693    $  2,811,151    $ 3,781,293
Cost of sales                                          457,934        715,789       1,965,524      2,226,328
                                                   -----------    -----------    ------------    -----------

          Gross margin                                 459,958        724,904         845,627      1,554,965
                                                   -----------    -----------    ------------    -----------

Costs and expenses:
  Research and development                           2,089,410      1,958,055       5,699,470      5,343,030
  Selling, general and administrative                  993,561      1,826,737       3,729,769      4,379,173
                                                   -----------    -----------    ------------    -----------

          Total costs and expenses                   3,082,971      3,784,792       9,429,239      9,722,203
                                                   -----------    -----------    ------------    -----------

          Loss from operations                      (2,623,013)    (3,059,888)     (8,583,612)    (8,167,238)
                                                   -----------    -----------    ------------    -----------

Other income (expense):
  Interest income                                       80,302        221,412         376,104        612,695
  Interest expense                                    (211,615)      (290,549)     (2,575,824)      (804,750)
  Other income (expense), net                               --          1,159         (24,009)         1,159
                                                   -----------    -----------    ------------    -----------
                                                      (131,313)       (67,978)     (2,223,729)      (190,896)
                                                   -----------    -----------    ------------    -----------

          Loss before provision for income taxes    (2,754,326)    (3,127,866)    (10,807,341)    (8,358,134)

Provision for income taxes                                                                800            800
                                                   -----------    -----------    ------------    -----------

          Net loss                                 $(2,754,326)   $(3,127,866)   $(10,808,141)   $(8,358,934)
                                                   ===========    ===========    ============    ===========

Per share data :
    Net loss per share (basic and diluted)         $     (0.35)   $     (0.31)   $      (1.49)   $     (0.88)
                                                   ===========    ===========    ============    ===========
    Weighted average shares outstanding              7,808,000      9,953,000       7,236,000      9,518,000
                                                   ===========    ===========    ============    ===========

See notes to unaudited consolidated financial statements.

                            MICRO THERAPEUTICS, INC.
               STATEMENTS OF CONSOLIDATED CASH FLOWS For the Nine
                    Months Ended September 30, 1999 and 2000
                                   (Unaudited)

                                                                                   1999            2000
                                                                              ------------    ------------
Cash flows from operating activities:
  Net loss                                                                    $(10,808,141)   $ (8,358,934)
  Adjustments to reconcile net loss to net cash used in
         operating activities:
     Depreciation and amortization                                                 520,902         637,376
     Amortization of note payable discounts                                        307,185         275,669
     Compensation related to stock options granted                                  34,134         230,551
     Loss on sale of equipment                                                      21,260
     Change in operating assets and liabilities:
        Debt conversion charge                                                   1,651,585
        Accounts receivable                                                       (614,464)       (465,893)
        Inventories                                                               (471,066)       (437,137)
        Prepaid expenses and other assets                                         (129,071)       (158,368)
        Accounts payable                                                          (655,999)       (214,815)
        Accrued salaries and benefits                                              405,826         555,127
        Accrued liabilities                                                         69,600         141,401
        Deferred revenue                                                          (190,788)        146,335
                                                                              ------------    ------------
                      Net cash used in operating activities                     (9,859,037)     (7,648,688)
                                                                              ------------    ------------

Cash flows from investing activities:
  Maturity of short-term investments                                             2,499,016
  Additions to property and equipment                                             (943,163)       (377,215)
  Additions to patents and licenses                                               (331,453)        (67,642)
  Sale of equipment                                                                 10,600
  Decrease in other assets                                                          54,447          15,898
                                                                              ------------    ------------
                      Net cash provided (used) by investing activities           1,289,447        (428,959)
                                                                              ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock under employee stock purchase plan         88,759          79,559
  Proceeds from exercise of stock options                                          252,379         532,151
  Proceeds from issuance of common stock                                                        11,191,362
  Borrowing on note payable                                                      2,000,000
  Stockholder notes receivable                                                                    (244,655)
  Repayments on equipment line of credit                                           (54,004)        (38,099)
                                                                              ------------    ------------
                      Net cash provided by financing activities                  2,287,134      11,520,318
                                                                              ------------    ------------

                      Net increase (decrease) in cash and cash equivalents      (6,282,456)      3,442,671

Cash and cash equivalents at beginning of year                                  15,219,880       9,666,166
                                                                              ------------    ------------
Cash and cash equivalents at end of period                                    $  8,937,424    $ 13,108,837
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

         Unaudited Interim Financial Information

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

4.       Segment Information

         Information with respect to net sales for the three and nine months ended September 30, 1999 and 2000 is as follows:



                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                           SEPTEMBER 30            SEPTEMBER 30
                                      ---------------------   -----------------------
                                        1999        2000         1999         2000
                                      --------   ----------   ----------   ----------
Peripheral blood clot therapy
     United States                    $464,127   $  706,409   $2,044,148   $1,503,785
     International                      53,267       32,088      169,964      118,286
                                      --------   ----------   ----------   ----------
Total peripheral blood clot
     therapy net sales                 517,394      738,497    2,214,112    1,622,071
                                      --------   ----------   ----------   ----------

Onyx
     United States                         300           --       12,230        2,050
     International                      54,708      158,116       60,168      562,560
                                      --------   ----------   ----------   ----------
Total Onyx net sales                    55,008      158,116       72,398      564,610
                                      --------   ----------   ----------   ----------

Micro catheter, access and delivery
     United States                     150,200       91,942      223,125      244,167
     International                     178,922      438,161      236,392    1,204,668
                                      --------   ----------   ----------   ----------
Total micro catheter, access and
     delivery net sales                329,122      530,103      459,517    1,448,835
                                      --------   ----------   ----------   ----------

Other
     United States                      15,768       13,977       63,344      145,634
     International                         600           --        1,780          143
                                      --------   ----------   ----------   ----------
Total other net sales                   16,368       13,977       65,124      145,777
                                      --------   ----------   ----------   ----------

Total net sales                       $917,892   $1,440,693   $2,811,151   $3,781,293
                                      ========   ==========   ==========   ==========

     Information with respect to net sales to Abbott Laboratories, Inc. ("Abbott") and Guidant Corporation ("Guidant"), net sales to whom exceeded 10% of total net sales for any of the periods in the three and nine months ended September 30, 1999 and 2000, is as follows:

                            PERCENT OF NET SALES BY SEGMENT AND IN TOTAL
                           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
           ------------------------------------------------------------------------------
           PERIPHERAL BLOOD CLOT             MICRO CATHETER, ACCESS
CUSTOMER        THERAPY              ONYX         AND DELIVERY           OTHER      TOTAL
--------   ---------------------    -----    ----------------------      -----      -----
Abbott             89.7%              --               --                 --        50.6%
Guidant              --             59.2%            13.1%                --         8.3%

                            PERCENT OF NET SALES BY SEGMENT AND IN TOTAL
                           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
           ------------------------------------------------------------------------------
           PERIPHERAL BLOOD CLOT             MICRO CATHETER, ACCESS
CUSTOMER        THERAPY              ONYX         AND DELIVERY           OTHER      TOTAL
--------   ---------------------    -----    ----------------------      -----      -----

Abbott             95.7%              --               --             --            49.0%
Guidant              --             72.8%            43.9%            --            24.1%

                            PERCENT OF NET SALES BY SEGMENT AND IN TOTAL
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
           ------------------------------------------------------------------------------
           PERIPHERAL BLOOD CLOT             MICRO CATHETER, ACCESS
CUSTOMER        THERAPY              ONYX         AND DELIVERY           OTHER      TOTAL
--------   ---------------------    -----    ----------------------      -----      -----

Abbott             92.3%              --               --             --            72.7%
Guidant              --             45.0%            12.2%            --             3.2%

                            PERCENT OF NET SALES BY SEGMENT AND IN TOTAL
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
           ------------------------------------------------------------------------------
           PERIPHERAL BLOOD CLOT             MICRO CATHETER, ACCESS
CUSTOMER        THERAPY              ONYX         AND DELIVERY           OTHER      TOTAL
--------   ---------------------    -----    ----------------------      -----      -----

Abbott             92.7%              --               --             --            39.8%
Guidant              --             63.8%            40.0%            --            24.9%

5.       Distribution Agreement with Abbott

         On June 28, 2000, the Company and Abbott entered into a distribution agreement, having a term through December 31, 2008 and superceding the previously-existing distribution agreement executed in August 1998. Under the new agreement, the Company has certain responsibilities for marketing and promotion of the Company's peripheral blood clot therapy products in the United States and Canada.

         As in the prior distribution agreement, the new agreement provides for the Company to receive an initial purchase price payment from Abbott upon shipment of product by the Company to Abbott, and an additional purchase price payment, based upon, and calculated as a percentage of, Abbott's net sales, as defined in the new agreement. The Company recognizes as sales the initial purchase price upon shipment of product to Abbott, and the additional purchase price upon Abbott's reporting of sales to its customers.

         The new agreement also provides for (a) an increase, relative to the provisions of the prior distribution agreement, in the maximum initial purchase price the Company may receive, effective for purchases of product made by Abbott from the Company commencing January 1, 2000, (b) increases, relative to the provisions of the prior distribution agreement, in the percentage underlying the calculation of the additional purchase price, effective as of the date of the new agreement, with additional scheduled increases in this percentage to be effective January 1, 2001 and 2002, after which the percentage remains constant for the remaining term of the new agreement, (c) the non-refundable prepayment by Abbott of such additional purchase price in 2000 in the aggregate amount of $700,000, $350,000 of which was received by the Company in July 2000, and the remaining $350,000 of which was received by the Company in October 2000, and (d) further increases in the percentage underlying the calculation of the additional purchase price in the event net sales exceed defined levels. As of the effective date of the new agreement, the Company recorded as deferred revenue (i) increases in the initial purchase price for product purchases made by Abbott prior to the effective date of the new agreement, and (ii) the prepaid additional purchase price. Such deferred revenue will be amortized into income during the remainder of fiscal 2000 and 2001, so as to result in a constant percentage underlying the calculation of the additional purchase price over the term of the new agreement.

6.       Private Placement of Common Stock

         On March 10, 2000, the Company sold 1,600,000 shares of its common stock under the terms of a Securities Purchase Agreement to accredited investors in conformity with Rule 506 under Regulation D, raising gross proceeds of $11,936,000. Related issuance costs of approximately $745,000 are reflected as reductions to additional paid-in capital in the accompanying consolidated balance sheet. The Company and the investors concurrently entered into a Registration Rights Agreement, under which the Company undertook to register such 1,600,000 shares under the Securities Act, which registration was declared effective by the Securities and Exchange Commission on April 24, 2000.

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

The Company commenced U.S. commercial shipments of its first thrombolytic infusion catheters in November 1994. Through the third quarter of 1999, the majority of the Company's revenues were derived from sales of its initial infusion catheters and related accessories, the Cragg Thrombolytic Brush, and the Castaneda Over The Wire Brush. In August 1998, and as revised in June 2000, the Company entered into a distribution agreement with Abbott, which provides for distribution of such products by Abbott in the United States and Canada. The Company expects sales, under the distribution agreement with Abbott, of the products mentioned above, and similar products, to continue to provide a significant portion of the Company's revenues. The Company currently sells such products outside the United States and Canada through a limited number of distributors, however, revenues under these arrangements have not been significant to date.

In November 1997, the Company signed an agreement with Guidant to distribute the Company's neuro products in Europe and, in August 1998, that agreement was expanded to include distribution in Europe of the Company's peripheral embolization products. Until September 1999, no significant revenues had been received under the Guidant arrangement. Revenues under the Guidant arrangement are dependent upon the receipt by the Company of CE Mark certification for applications of the Company's Onyx(TM) Liquid Embolic System, or Onyx LES(TM) (formerly marketed as the EMBOLYX(TM) Liquid Embolic System), market training and product launch activities. In July 1999, the Company received CE Mark approval for the treatment of arteriovenous malformations, or AVMs, in the brain using the Onyx LES and, accordingly, the Company initiated market training activities in July 1999, which activities are currently underway. Product launch activities with respect to the brain AVM application commenced in September 1999. In April 1999 and March 2000, the Company obtained CE Mark approval for the peripheral embolization and brain tumor applications, respectively, of the Onyx LES, and the Company is in the process of accumulating additional clinical data with respect to these applications before commencing market training activities. In November 2000, the Company obtained CE Mark approval for the brain aneurysm application of the Onyx LES. The Company expects to commence market training activities with respect to this application during the fourth quarter of 2000. Additional CE Mark certifications with respect to the Onyx LES are subject to the successful completion of clinical trials.

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

RESULTS OF OPERATIONS

Comparison of The Three and Nine Months Ended September 30, 1999 and 2000

Following is information with respect to net sales for the three and nine months ended September 30,1999 and 2000:

                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER 30               SEPTEMBER 30
                                       ----------------------    ------------------------
                                         1999         2000          1999          2000
                                       --------    ----------    ----------    ----------

Peripheral blood clot therapy
     United States                     $464,127    $  706,409    $2,044,148    $1,503,785
     International                       53,267        32,088       169,964       118,286
                                       --------    ----------    ----------    ----------
Total peripheral blood clot
     therapy net sales                  517,394       738,497     2,214,112     1,622,071
                                       --------    ----------    ----------    ----------

Onyx
     United States                          300            --        12,230         2,050
     International                       54,708       158,116        60,168       562,560
                                       --------    ----------    ----------    ----------
Total Onyx net sales                     55,008       158,116        72,398       564,610
                                       --------    ----------    ----------    ----------

Micro catheter, access and delivery
     United States                      150,200        91,942       223,125       244,167
     International                      178,922       438,161       236,392     1,204,668
                                       --------    ----------    ----------    ----------
Total micro catheter, access and
     delivery net sales                 329,122       530,103       459,517     1,448,835
                                       --------    ----------    ----------    ----------

Other
     United States                       15,768        13,977        63,344       145,634
     International                          600            --         1,780           143
                                       --------    ----------    ----------    ----------
Total other net sales                    16,368        13,977        65,124       145,777
                                       --------    ----------    ----------    ----------

Total net sales                        $917,892    $1,440,693    $2,811,151    $3,781,293
                                       --------    ----------    ----------    ----------

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

On June 28, 2000, the Company and Abbott entered into a new distribution agreement, having a term through December 31, 2008 and superceding the previously-existing distribution agreement described above. Under the new agreement, the Company has certain responsibilities for marketing and promotion of the Company's peripheral blood clot therapy products in the United States and Canada.

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

The new agreement also provides for (a) an increase, relative to the provisions of the prior agreement, in the maximum initial purchase price the Company may receive, effective for purchases of product made by Abbott from the Company commencing January 1, 2000, (b) increases, relative to the provisions of the prior agreement, in the percentage underlying the calculation of the additional purchase price, effective as of the date of the new agreement, with additional scheduled increases in this percentage to be effective January 1, 2001 and 2002, after which the percentage remains constant for the remaining term of the new agreement, (c) the non-refundable prepayment by Abbott of such additional purchase price in 2000 in the aggregate amount of $700,000, of which $350,000 was paid by Abbott in July, 2000 and the remaining $350,000 was paid by Abbott in October 2000 and (d) further increases in the percentage underlying the calculation of the additional purchase price in the event net sales exceed defined levels. As of the effective date of the new agreement, the Company recorded as deferred revenue (i) increases in the initial purchase price for product purchases made by Abbott prior to the effective date of the new agreement, and (ii) the prepaid additional purchase price. Such deferred revenue will be amortized into income during the remainder of fiscal 2000 and 2001, so as to result in a constant percentage underlying the calculation of the additional purchase price over the term of the new agreement.

The increase in peripheral blood clot therapy sales from the three months ended September 30, 1999 to the corresponding period in 2000 resulted primarily from the changes arising from the new agreement with Abbott, described above. With respect to the increase in the additional purchase price to be paid by Abbott, as described above, it should be noted that the change in 2000 is effected primarily through the payment of the non-refundable additional purchase price prepayments aggregating $700,000. Subsequent to 2000, the additional purchase price will be primarily a function of retail sales activity. There can be no assurance that such retail sales activity will be sufficient so as to result in an aggregate amount of additional purchase prices being paid by Abbott in the future that would equal or exceed the level of such additional purchase price payments in 2000.

The decrease in peripheral blood clot therapy sales from the nine months ended September 30, 1999 to the corresponding period in 2000 resulted primarily from the effects of manufacturing issues, being addressed by Abbott, related to its thrombolytic drug, Abbokinase(R) (urokinase for injection), which began adversely affecting Abbott's ability to supply Abbokinase to the blood clot therapy market subsequent to the second quarter 1999 and which have correspondingly adversely affected sales of the Company's blood clot therapy products to Abbott.

In the third quarter of 1999, the Company obtained CE Mark approval to market the Onyx LES for the treatment of brain AVMs in the European Union. Accordingly, sales of Onyx substantively commenced in the fourth quarter of 1999. In November 2000, the Company obtained CE Mark approval for the brain aneurysm application of the Onyx LES. The Company expects to commence market training activities with respect to this application during the fourth quarter of 2000, and to commence product launch activities during 2001.

The increases in sales of micro catheter, access and delivery products during the three and nine months ended September 30, 2000, relative to the corresponding periods in 1999, are due primarily to additional products that received regulatory marketing clearances worldwide during 1999 and to the sale of such products in connection with sales of the Onyx LES, as discussed above.

Other sales in 1999 and 2000 were derived from manufacturing services performed by the Company for third parties and from sales of Onyx to licensees of the Onyx technology for non-vascular applications which are currently in feasibility and clinical trials.

Cost of sales increased to $715,789 for the three months ended September 30, 2000 from $457,934 for the corresponding period in 1999, due primarily to the increase in sales activity between the two periods. As a percentage of sales, cost of sales was 50% in both 1999 and 2000. Cost of sales for the nine months ended September 30, 2000 was $2,226,328, compared to $1,965,524 for the corresponding period in 1999. As a percentage of sales, cost of sales decreased to 59% for the nine months ended September 30, 2000, from 70% for the corresponding period in 1999. The dollar increase in cost of sales is due primarily to the increased sales activity between the periods, and the decrease in cost of sales as a percentage of sales for these comparative periods is due primarily to a shift in the mix of product shipments during 2000 toward the Onyx and micro catheter, access and delivery product lines, which bear higher percentage margins relative to the Company's peripheral blood clot therapy product line, which comprised nearly all the Company's sales in the first half of 1999.

Research and development expenses, including regulatory and clinical expenses, decreased 6% from $2,089,410 for the third quarter of 1999 to $1,958,055 for the corresponding period in 2000, and decreased 6% from $5,699,470 for the nine months ended September 30, 1999 to $5,343,030 for the corresponding period in 2000. The decreases resulted from the effects of strategic cash management initiatives implemented by the Company in the second half of 1999. Such expenses relate primarily to the Company's continued efforts in the development of the Onyx LES, associated clinical trials, market training and development of access and delivery products. The Company expects that such costs will increase in future periods.

Selling, general and administrative expenses increased 84% from $993,561 for the third quarter of 1999 to $1,826,737 for the corresponding period in 2000. This increase was due primarily to the benefit recognized in 1999 of the second of two $500,000 non-refundable cash payments from Abbott (the first such payment having benefited the second quarter of 1999) to finance the cost of dedicating the Company's sales force to the transition of distribution under its then-existing distribution agreement with Abbott. Without this benefit in 1999, selling, general and administrative expenses in the third quarter of 2000 would have been 22% higher than in the corresponding period in 1999, due primarily to the expansion, in the third quarter of 2000, of the Company's marketing and sales capabilities. Selling, general and administrative expenses increased 17% from $3,729,769 for the nine months ended September 30, 1999 to $4,379,173 for the corresponding period in 2000. This increase was primarily attributable to the benefit recognized in 1999 of the two $500,000 payments from Abbott previously discussed. Without the recognition of this benefit in 1999, selling, general and administrative expenses for the nine months ended September 30, 2000 would have decreased 7% from the corresponding period in 1999, due primarily to strategic cash management initiatives implemented in the third quarter of 1999, net of the effects of the expansion, in the third quarter of 2000, of the Company's sales and marketing capabilities, as previously discussed.

Net interest and other expense decreased from $131,313 for the three months ended September 30, 1999 to $67,978 for the corresponding period in 2000 due primarily to interest income from relatively higher cash balances arising from the Company's receipt of $11.2 million in net proceeds from the completion of a private placement of 1.6 million shares of the Company's common stock in March 2000. Net interest and other expense decreased from $2,223,729 for the nine month period ended September 30, 1999 to $190,896 for the corresponding period of 2000. This decrease was due primarily to the non-cash, non-recurring charge, amounting to $1,651,585, incurred in May 1999 related to the early conversion of two $5 million notes held by Abbott. Also contributing to the decrease were the lower average debt balance in 2000 resulting from the aforementioned conversion of debt by Abbott, and interest income from higher average cash balances in 2000 reflecting the proceeds of the aforementioned private placement of the Company's common stock in March 2000.

As a result of the items discussed above, the Company incurred a net loss of $3,127,866 and $8,358,934 for the three and nine months ended September 30, 2000, respectively, compared to $2,754,326 and $10,808,141 for the corresponding respective periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of approximately $49 million at September 30, 2000. To fund its operations, the Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million. On March 10, 2000, the Company sold 1,600,000 shares of its Common Stock under the terms of a Securities Purchase Agreement to accredited investors in conformity with Rule 506 under Regulation D. The Company and the investors concurrently entered into a Registration Rights Agreement, under which the Company undertook to register such 1,600,000 shares under the Securities Act, which registration was declared effective by the Securities and Exchange Commission on April 24, 2000. Such shares were sold to the investors at a price of $7.46 per share, resulting in net proceeds, after payment of offering and registration expenses, of approximately $11.2 million.

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

The distribution agreement required the Company to commit the resources of its sales representatives in the United States and Canada for the first six months of the agreement to the transition of the distribution function to Abbott. This six-month period ended on March 31, 1999. In April 1999 and August 1999, Abbott agreed to make additional quarterly $500,000 payments to the Company solely as consideration for the continued resource commitment of the Company's sales representatives to the transition of distribution to Abbott during each of the quarters ended June 30, 1999 and September 30, 1999. These additional payments were received by the Company in July 1999 and November 1999.

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

Under the terms of the distribution agreement with Century, the Company received from Century a $500,000 advance payment on September 30, 1998, which amount was applied against Century's purchase orders for the Company's products. By November 2000 such advance payment had been fully applied against purchases. The Company recorded this payment as deferred revenue and recognizes sales revenue from such amount as the Company makes shipments to Century under purchase orders. Upon achievement of the first regulatory approval in Japan for an application of the Onyx LES, Century, under the terms of the distribution agreement, is required to make a $1 million advance payment to the Company, which amount is to be applied against Century's first future purchase orders for Onyx-related product.

As of September 30, 2000, the Company had cash and cash equivalents of approximately $13.1 million. Cash used in the Company's operations for the nine months ended September 30, 2000 was approximately $7.6 million, reflecting the loss from operations, increases in inventories, receivables, prepaid expenses and other assets, net of an increase in the aggregate of accounts payable, accrued liabilities, and accrued salaries and benefits, and an increase in deferred revenue. Cash used by investing activities for the nine months ended September 30, 2000 was approximately $429,000 and primarily reflected expenditures for property and equipment and intellectual property. While continued investments will be made for property and equipment and for intellectual property, the Company has no significant capital commitments as of September 30, 2000. Cash provided by financing activities for the nine months ended September 30, 2000 was approximately $11.5 million, primarily consisting of net proceeds received by the Company from its sale of 1,600,000 shares of its common stock under the terms of a Securities Purchase Agreement and from the exercise by employees, directors and consultants of stock options, net of amounts loaned by the Company to certain officers and an employee in exchange for full-recourse notes, collateralized by shares of the Company's common stock owned by such individuals, and repayments by the Company on its equipment line of credit.

The Company plans to finance its capital and operational needs principally from its existing capital resources at September 30, 2000.

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

Many of our products are in developmental stages and may not successfully come to market. We have only recently introduced a number of products commercially, and several of our products are in the early stage of development. In some cases, these products either have not entered full clinical trials or have only recently done so. Our ability to market these products will depend upon a number of factors, including our ability to demonstrate the safety and efficacy of our products in the clinical setting. Our products may not be found to be safe and effective in clinical trials and may not ultimately be cleared for marketing by U.S. or foreign regulatory authorities. Our failure to develop safe and effective products which are approved for sale on a timely basis would have a negative impact on our business.

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

We have a short operating history, during which time we have not been profitable. We were incorporated in 1993. To date, our business has generated limited product sales. From our inception through September 30, 2000, we incurred cumulative losses of approximately $49 million. We expect additional losses as we expand our research and development, clinical, regulatory, manufacturing and marketing efforts. We may not achieve significant sales of our products or become profitable. We could encounter substantial delays and unexpected expenses related to the introduction of our current and future products, or our research and development, clinical, regulatory, manufacturing and marketing efforts. Such delays or expenses could reduce revenues and have a negative effect on our business.

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

The patent position of a medical device company may involve complex legal and factual issues. As of November 2, 2000, we held 45 issued U.S. patents and 2 issued foreign patents, and have 40 U.S. and 41 foreign patent applications pending. Our issued U.S. patents cover technology underlying the Onyx Liquid Embolic System (including both liquid embolic implantables as well as micro catheters, access and delivery devices), carotid and intra-cerebral stents, coatings, the Cragg MicroValve, infusion wires, and the Thrombolytic Brush. The expiration dates of these patents range from 2009 to 2020. The pending claims cover additional aspects of liquid embolic material, micro catheters, access and delivery devices, carotid and intra-cerebral stent technologies, non-vascular liquid embolic products, infusion catheters, infusion wires, and the Thrombolytic Brush. Each product area we are pursuing is covered by at least two issued patents and, in most instances, three pending patents. One of the patents we use is currently licensed by us from Andrew Cragg, M.D.

There is no guarantee that issued patents will provide us significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. It is possible that patents belonging to competitors will require us to alter our technology and products, pay licensing fees or cease to market or develop our current or future technology and products. We also rely on trade secrets to protect our proprietary technology, and it is possible that others will independently develop or otherwise acquire equivalent technology or that we will be unable to maintain our technology as trade secrets. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. If we fail to protect our intellectual property rights, there could be a negative impact on our business.

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

We have limited marketing and distribution experience. Our experience in working with third-party distributors is limited. In November 1997, we executed a distribution agreement with Guidant to provide for the distribution of our neuro vascular product in Europe, and, in August 1998, Guidant agreed to expand this distribution agreement with us to provide for the distribution of our peripheral embolization applications of the Onyx Liquid Embolic System. We did not enjoy meaningful revenues under this arrangement until the third quarter of 1999, following the initial regulatory clearance in the European Union to market the Onyx Liquid Embolic System for the treatment of brain arteriovenous malformations or "AVMs." In August 1998, we executed a distribution agreement with Abbott to provide for distribution of our peripheral vascular blood clot therapy products in the United States and Canada, and we entered into a new agreement with Abbott in June 2000. In September 1998, we executed a distribution agreement with Century to provide for distribution of all our products in Japan. We did not enjoy meaningful revenues under the agreement with Century until the second quarter of 1999, following initial marketing clearance for certain of our products. There is no guarantee that either Guidant, Abbott or Century will be able to successfully market or distribute our products. Further, there is no guarantee that Century will be successful in assisting us in obtaining necessary regulatory approvals in Japan to commence marketing all of our products.

Our sales force in the United States consists of eight individuals, six of whom joined the Company in the third quarter of 2000. There is competition for sales personnel experienced in interventional medical device sales, and there can be no assurance that we will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. We intend to market and sell our products outside the United States principally through distributors. We believe that we will need to continue to expand our distributor network or develop our own sales force. Our ability to market our products in certain areas may depend on strategic alliances with marketing partners such as Guidant, Abbott and Century. There is no guarantee that we will be able to enter into distribution agreements other than the agreements with Guidant, Abbott and Century on acceptable terms or at all. Also, there can be no assurance that such agreements will be successful in developing our marketing capabilities or that we will be able to successfully develop a direct sales force.

We have limited manufacturing experience. Our experience in manufacturing our products is relatively limited. We have found it necessary to expand our manufacturing capacity in connection with our continued development and commercialization of our products. We may find it necessary to further expand our manufacturing capacity in the future. Development and commercialization requires additional money for facilities, tooling and equipment and for leasehold improvements. We expect that such expansion would be achieved through modified space utilization in our current leased facility, improved efficiencies, automation and acquisition of additional tooling and equipment. However, we may not be able to obtain the required funds for expansion of our manufacturing capacity. Improved efficiencies might not result from such an expansion. Any delay or inability to expand our manufacturing capacity, including obtaining the commitment of necessary capital resources, could materially adversely affect our manufacturing ability.

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

Before we could offer and sell our current products, we were required to submit information to the Food and Drug Administration in the form of a 510(k) pre-market notification in order to substantiate label claims and to demonstrate "substantial equivalence" of our products to a legally marketed Class I or II medical device or a pre-amendments Class III medical device for which the Food and Drug Administration had not called for pre-market approvals. Although we received Food and Drug Administration clearance for many of these products, we may not be able to obtain the necessary regulatory clearance for the manufacture and marketing of enhancements to our existing products or future products either in the United States or in foreign markets. We have made modifications which affect substantially all of our products covered under 510(k) clearances. We believe that these modifications do not affect the safety or efficacy of the products and thus, under Food and Drug Administration guidelines, do not require the submission of new 510(k) notices. However, the Food and Drug Administration may not agree with any of our determinations that a new 510(k) notice was not required for such changes and could require us to submit a new 510(k) notice for any of the changes made to a device. If the Food and Drug Administration requires us to submit a new 510(k) notice for any device modification, we may be prohibited from marketing the modified device until the 510(k) notice is cleared by the Food and Drug Administration.

Before we can commercially market our Onyx Liquid Embolic System, we may be required to submit one or more pre-market approval applications to the Food and Drug Administration. This generally involves a substantially longer and less certain review process than that of a 510(k) pre-market notification. In either event, such approvals or clearances may require human clinical testing prior to any action by the Food and Drug Administration. Based on the information regarding the material composition of Onyx, we believe the Onyx Liquid Embolic System would be regulated as a device. However, the Food and Drug Administration could at a later date determine that the Onyx Liquid Embolic System should be regulated as a drug. Such a change could significantly delay the commercial availability of the Onyx Liquid Embolic System and have a material adverse effect our business. Delays in receipt of, failure to receive, or loss of regulatory approvals or clearances to market our products would negatively impact our ability to market these products.

In the European Union, we will be required to maintain the certifications we have obtained which are necessary to affix the CE Mark to our applicable products. We will have to obtain additional certifications with respect to affixing the CE Mark to our new products, in order to sell them in member countries of the European Union. We have received CE Mark certifications with respect to our currently marketed peripheral blood clot therapy products, micro catheters, guidewires, balloon systems, and certain peripheral vascular, brain AVM, brain tumor and brain aneurysm embolization applications of the Onyx Liquid Embolic System. We anticipate obtaining certifications with respect to certain additional applications of the Onyx Liquid Embolic System. However, such certifications may be dependent upon successful completion of clinical studies. These clinical studies may not be successfully completed and we may not be able to obtain the required certifications. Additionally, we may not be able to maintain our existing certifications. In addition, federal, state, local and international government regulations regarding the manufacture and sale of health care products and diagnostic devices are subject to future change, and additional regulations may be adopted.

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

We depend upon key personnel. We significantly depend upon the contributions, experience and expertise of our founders, certain members of our management team and key consultants. We maintain a key-man life insurance policy in the amount of $1 million on the life of George Wallace, our Chief Executive Officer. This insurance may not be adequate to cover the risk involved. Additionally, our success will depend upon our ability to attract and retain additional highly qualified management, sales, technical, clinical and consulting personnel.

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

We may not be able to expand our international sales. In the quarter ended September 30, 2000, 44% of our revenues were derived from international sales and, in the nine months ended September 30, 2000, 50% of our revenues were derived from international sales. We believe that our future performance will be dependent in part upon our ability to increase international sales. Although the perceived demand for certain products may be lower outside the United States, we intend to continue to expand our international operations and to enter additional international markets, which will require significant management attention and financial resources. There is no guarantee however, that we will be able to successfully expand our international sales. Our success in international markets will depend on our ability to establish and maintain agreements with suitable distributors, or establish a direct sales presence.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of stockholders was held on September 25, 2000. Of the 9,952,758 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 6,142,079 common shares, representing 62% of the total number of shares entitled to vote at the meeting. This percentage represents a quorum. One proposal was presented, voted on and approved at the stockholders' meeting, which was to amend the Company's 1996 Stock Incentive Plan to increase the number of shares issuable thereunder by 500,000 shares, bringing the total number of shares issuable thereunder to 2,500,000. The voting results were: For, 5,654,480, Against, 482,049, Abstain, 5,550.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              See Index to Exhibits on Page 25 of this Quarterly Report on Form 10-QSB.

         (b)  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed, or required to be filed, by the Company during the quarterly period ended September 30, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MICRO THERAPEUTICS, INC.



Date:  November 13, 2000                 By: /s/ Harold A. Hurwitz
                                             -----------------------------------
                                             Harold A. Hurwitz
                                             Chief Financial Officer

                                  EXHIBIT INDEX


    Exhibit
    Number                            Description
    ------                            -----------

     27.1        Financial Data Schedule - Nine Months Ended September 30, 2000