Form 10KSB
period 2000-12-31
MICRO THERAPEUTICS INC
filed 2001-04-02
CIK 311407

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                          COMMISSION FILE NUMBER 0-6523

                       [MTI MICRO THERAPEUTICS, INC. LOGO]

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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

         Issuer's revenues for its most recent fiscal year were $5,682,925

         As of March 26, 2001, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates, computed by reference to the price at which common equity was sold on such date, was approximately $28,682,016.

         9,981,689 shares of Common Stock were outstanding at March 26, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Information required under Items 9, 10 11 and 12 of Part III hereof are incorporated by reference to portions of the registrant's definitive Proxy Statement to be filed in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held May 24, 2001.

         Transitional Small Business Disclosure Format (check one):  Yes_  No X
                                                                              -

         Index to Exhibits is on page 37.

                                     PART I

ITEM 1.   BUSINESS

Micro Therapeutics, Inc. was incorporated in California in 1993 and reincorporated in Delaware in 1996. The Company develops, manufactures and markets minimally invasive medical devices for the diagnosis and treatment of vascular disease. MTI focuses its efforts in two under-served markets: (i) the treatment of neurovascular disorders of the brain associated with stroke; and
(ii) the treatment of peripheral vascular disease, including blood clot therapy in hemodialysis access grafts, arteries and veins. The Company's objective is to provide physicians with new interventional treatment alternatives which improve outcomes, reduce costs, shorten procedure times, reduce drug usage and allow access to difficult-to-reach anatomical locations. The Company currently markets more than 130 products for the treatment of neuro and peripheral vascular disease and expects to introduce additional products during 2001.

The Company's products and products under development in the neuro vascular market designed to address stroke include: (i) the Onyx(TM) Liquid Embolic System, or LES(TM), which combines a unique material and special purpose access and delivery devices such as micro catheters, to treat aneurysms, arteriovenous malformations, or AVMs, and hypervascular brain tumors; and (ii) a range of guidewires, balloon catheters, and infusion micro catheters incorporating shaft designs and innovative materials, which allow access to the smallest, most remote blood vessels. The Company's products in the peripheral vascular market, designed for less invasive treatment of blood clots, include: (i) a broad offering of infusion catheters, micro catheters and infusion wires; and (ii) a mechanical thrombolytic device, the Castaneda Over-The-Wire Brush(TM), designed for rapid interventional clot disruption and dissolution through mechanical mixing of a thrombolytic drug with the clot.

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

Neuro Vascular Disease

The Company believes that the leading complication of neuro vascular disease is stroke, the diminished blood flow to critical regions of the brain. A significant need for effective stroke therapy exists because of the severity of the disorder, its prevalence in society, the inadequacy of current therapies and the high cost of treatment and care. Acute stroke is the third leading cause of death in the United States and a major cause of long-term disability, with an estimated annual cost of over $30 billion, according to Medical Data International, Inc., or MDI. There are approximately 700,000 cases of stroke per year in the United States, of which approximately 160,000 of the victims die as a result of the event and another one-third become severely and permanently disabled, according to the National Stroke Association. Over three million people in the United States are stroke survivors and stroke is the leading cause of disability among adults, according to an article published in Neurology. The disabilities caused by stroke include paralysis, coma, impaired cognition, reduced coordination, loss of visual acuity, loss of speech, loss of sensation or a combination of these effects. Currently, no medical intervention exists that can reverse the brain damage resulting from stroke.

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

The Company believes that, while the interventional treatment of stroke in the United States is estimated by MDI to be approximately 40,000 procedures annually, this market will grow significantly, driven by the development of improved diagnostic, imaging and interventional technologies; conversion from surgical to interventional procedures; the acceptance of preventive treatment of unruptured aneurysms; the increasing number of trained interventional neuroradiologists; the continued development of stroke centers; and the impact of stroke public awareness programs.

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


Peripheral Vascular Disease

Based on data from MDI, the Company believes that over eight million people have been diagnosed with peripheral vascular disease in the United States, of which an estimated two million are treated annually. Generally, these patients suffer from degenerative atherosclerosis or blood clots, the same process that produces coronary artery disease. For patients diagnosed with peripheral vascular disease, there is currently no therapeutic regimen employed to halt the degenerative process.

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

The Company estimates that the interventional market of peripheral blood clots in the United States is approximately 100,000 procedures per year, and believes that market growth will be driven by the aging U.S. population, the conversion from surgical to interventional procedures and the development of advanced technologies that decrease overall procedure costs.

The Company believes that there are opportunities in the peripheral vasculature for the interventional radiologist to utilize embolization procedures to treat vascular malformations and other disease states. Among the conditions the Company is considering for study are peripheral AVMs, uterine fibroid tumors, liver tumors and persistent endoleaks related to abdominal aortic aneurysm graft treatments.

PRODUCTS

The following table sets forth the Company's principal products and products under development and their current regulatory status:

                      PRODUCT LINE                                         APPROVAL STATUS
                      ------------                       ---------------------------------------------------
                                                          UNITED STATES     EUROPEAN UNION        JAPAN
                                                          -------------     --------------        -----

ONYX LIQUID EMBOLIC SYSTEM

   Aneurysm                                                 Submission         Approved         Submission
                                                          expected 2002                        expected 2002
   Arteriovenous malformation                               Submission         Approved         Submission
                                                          expected 2002                        expected 2002
   Hypervascular tumor                                   Future expected       Approved       Future expected
                                                            submission                          submission
MICRO CATHETERS, AND ACCESS AND DELIVERY PRODUCTS

   Rebar(TM) Micro Catheter                                  Approved          Approved          Approved
   Flow Rider(R) Flow Directed Catheter                      Approved          Approved          Approved
   SilverSpeed(TM) Guidewire                                 Approved          Approved          Approved
   Equinox(TM) Occlusion Balloon System                      Approved          Approved          Approved
   Mirage(TM) Hydrophilic Guidewire                          Approved          Approved        Not submitted

PERIPHERAL VASCULAR-BLOOD CLOT THERAPY PRODUCTS

Infusion Catheters
   Cragg-McNamara(R) Valved Infusion Catheter                Approved          Approved          Approved
   MicroMewi(R) Sidehole Infusion Catheter                   Approved          Approved          Approved
   Mewi-5(TM) Sidehole Infusion Catheter                     Approved          Approved          Approved
   Focused(TM) Valved Infusion Catheter                      Approved          Approved          Approved

Infusion Wires
   ProStream(R) Sidehole Infusion Wire                       Approved          Approved          Approved

MECHANICAL THROMBOLYSIS
   Castaneda Over-The-Wire Brush(TM)                         Approved          Approved        Not submitted


ONYX LIQUID EMBOLIC SYSTEM

The Company's proprietary Onyx Liquid Embolic System, or LES, is designed for controlled embolization of vascular malformations such as aneurysms and AVMs, and related conditions such as hypervascular brain tumors. The Onyx LES consists of unique biomaterials and special purpose micro catheters. The micro catheters are used to deliver the material, in liquid form, to small remote blood vessels in the brain where it fills a vascular defect and transforms into a solid polymer cast. The Onyx LES offers a unique form, fill and seal approach to the interventional treatment of aneurysms or AVMs associated with hemorrhagic stroke, and of hypervascular tumors which can manifest mass effect symptoms similar to those of a hemorrhagic stroke.

The conventional treatment these conditions requires highly-invasive neurosurgery, in which a portion of the skull is removed and brain tissue is manipulated to gain access to the diseased vessel. This type of surgery generally involves extensive blood loss and prolonged hospitalization.

Interventional treatment of aneurysms, other than the Onyx LES, typically involves advancing a micro catheter through the cerebral vasculature to the aneurysm site. Tiny metal coils attached to a delivery wire are passed, one at a time, through the catheter and into the aneurysm. The coil is then released from the delivery wire, the wire is removed and the next coil is advanced through the catheter. This process is repeated until approximately 35% of the volume of the aneurysm is filled with coils. The presence of these coils in the aneurysm disrupts blood flow, leading to the formation of thrombus in the spaces within the coil mass. Numerous embolization coils are required to fill an aneurysm, a procedure which generally takes two to three hours to complete, and not all aneurysms are suited to this approach.

Surgical treatment of AVMs includes both open neurosurgery and radiosurgery. The Company estimates that 75% of AVM surgical procedures are preceded by interventional embolization of the AVM. In the United States, interventional AVM embolization, either as stand-alone treatment or as a bridge to surgery, involves depositing either an acrylic-based glue, polyvinyl alcohol, or PVA, particles, coils or other embolic material into the AVM to reduce or stop blood flow. Embolization with PVA particles, historically the most prevalent interventional therapy in the United States, is challenging due to the difficulty of placing the particles into the proper location, the inability to visually confirm the placement of the particles and the tendency for embolized vessels to reopen. Outside the United States, the most widely used embolization technique for AVMs is the injection of acrylic-based glues, one brand of which was cleared by FDA for marketing in the United States in late 2000. Glues have multiple drawbacks, such as lack of control in delivery and extreme adhesion to all surfaces, including the delivery catheter.

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

In an Onyx procedure, the micro catheter is positioned at the embolization site and the material is delivered through a single catheter. The Onyx material is visible under fluoroscopy, thus, the interventionalist is able to see and continuously monitor the penetration and location of the material. When the vascular defect is completely filled with the polymer cast, the delivery catheter is removed. Since the Onyx material is nonadhesive, the controlled injection and filling of the vascular defect can take place over a controlled period, whereas a glue injection and catheter withdrawal must be done very quickly to avoid gluing the delivery catheter in place.

The Company is conducting feasibility studies in the United States with respect to the use of Onyx in the treatment of brain aneurysms, and is in discussion with FDA regarding the approval, expected by the Company in 2001, of an Investigational Device Exemption, or IDE, in the United States to conduct multi-center human clinical trials. In Europe, CE Mark approval was obtained in late 2000 for the use of Onyx in treating brain aneurysms. The Company is also in discussion with FDA regarding the approval, expected by the Company in 2001, of an IDE in the United States to perform multi-center human clinical studies with respect to the treatment of brain AVMs. In Europe, CE Mark approval was obtained in 1999 for the use of Onyx in treating brain AVMs. In 1998, the Company filed and received approval on an IDE to conduct multi-center human clinical trials in the United States, pursuant to which the Company will seek to obtain regulatory approval for market introduction of Onyx in the treatment of meningiomas, the most common form of hypervascular brain tumor. There can be no assurance, however, that the Company will be successful in completing any of the studies referred to above or in obtaining any of the approvals described above.

Applications of the Onyx LES for which the Company has received regulatory marketing approval in the European Union are marketed under a distribution agreement with Guidant Corporation, and in other countries, where regulatory approvals have been obtained, through independent distributors. See "Business -- Sales and Marketing."

MICRO CATHETERS, AND ACCESS AND DELIVERY PRODUCTS

The Company has lines of products, some of which are in development, that are intended to allow access to, and treatment in, difficult-to-reach anatomical locations, such as the remote, or distal, vessels in the brain, or challenging vascular structures, such as bifurcation or terminal aneurysms, which involve more than one blood vessel in the brain. These product lines include families of micro catheters, guidewires and balloon systems, certain models of which are, or will be, delivery components of the Onyx LES and others of which are intended for general interventional therapies.

The Company's micro catheters incorporate unique shaft designs and innovative materials, and may be used for infusion of drugs to dissolve blood clots associated with thromboembolic stroke, or to deliver embolic materials, including Onyx, to embolize vascular malformation such as aneurysms and AVMs, or hypervascular brain tumors.

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

FlowRider Flow Directed Catheter. This micro catheter is designed to take advantage of naturally-occurring blood flow dynamics to access hard-to-reach, tightly twisted vessels. The distal section of the catheter is coated using an advanced coating process, to enhance its durability. The more proximal section of the shaft is uncoated to facilitate handling control, and constructed with the Company's proprietary Continuously Variable Extrusion((TM)) (CVE) technology. This process decreases the number of fused joints thus increasing strength and pushability. If extra support is needed, it can also accommodate the Company's SilverSpeed Hydrophilic Guidewire

SilverSpeed Hydrophilic Guidewire. This guidewire is used to facilitate introduction and placement of micro catheters, occlusion balloons and angioplasty catheters. The construction of the guidewire allows for a flexible end, with a gradual decrease in the stiffness toward the tip. The distal coil segment is radiopaque platinum, which aids in fluoroscopic guidance for tip positioning. The design of the guidewire can facilitate a vessel-selective technique which may be beneficial in accessing tortuous anatomy.

Equinox Occlusion Balloon System. This balloon system is designed for use in blood vessels where temporary occlusion is desired. It is useful in stopping or controlling blood flow, and is capable of accessing small diameter vessels and tortuous anatomy. Accordingly, it may be used to arrest blood flow to distal sites to allow for embolization treatment of vascular abnormalities such as aneurysms. In addition, it may be used to dilate constricted blood vessels in certain situations.

Mirage Hydrophilic Guidewire. The Mirage Guidewire is designed for precise torque control and is compatible with several sizes of flow directed micro catheters, including Micro Therapeutics' Flow Rider. The Mirage assists the physician in micro catheter navigation and distal vessel access while providing a flexible and shapeable tip.

The Company's micro catheter and access products generally have received regulatory marketing clearances in the United States, the European Union, Japan and other countries. These products are marketed in the United States by the Company direct sales force, in Japan under a distribution agreement with Century Medical, Inc. and in other countries through independent distributors. See "Business -- Sales and Marketing."

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

Interventional techniques used in these procedures include the "pulse-spray" infusion technique, where boluses of the drug are repeatedly hand injected into the thrombus with high pressure syringes, and the "weep" infusion technique, where the drug is slowly infused into the clot over a longer period of time. In coaxial infusion systems, a micro catheter or infusion wire is placed through a larger catheter, and infusion is performed through both devices. This technique allows simultaneous infusion into small, distal vessels and larger, proximal vessels.

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

Of the more than 183,000 hemodialysis access graft treatments currently performed each year in the United States, the Company estimates that approximately 74,000 are treated interventionally. Of the 200,000 arterial blood clot treatments currently performed each year in the United States, the Company estimates that 63,000 are interventional. The Company also estimates that an additional 12,000 vein procedures are performed interventionally each year in the United States for a total of approximately 149,000 interventional treatments for peripheral blood clots.

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

Focused Valved Infusion Catheter. This catheter provides endhole with or without a guidewire in place allowing for weep or pulse-spray infusion.

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

Thrombolytic Brush. The Company believes that most treatments for blood clots in the peripheral vasculature could be performed interventionally. However, in order for interventional thrombolysis procedures to surpass surgical procedures as the treatment of choice, three main issues need to be addressed, all of which have a direct impact on procedure cost.

First, the length of time to achieve lysis of the clot must be hortened. If a clot is relatively "fresh," that is, only several hours old or less when treated, dissolution time is quick and the procedure can be completed in a single session in the catheterization or special procedures lab. If, however, the clot becomes more "organized" in the vessel, dissolution time lengthens. In these circumstances, thrombolysis starts in the catheterization lab and continues in a hospital room for 24-72 hours, making it an inpatient procedure. The patient is then moved back to the lab a second time for angiographic imaging to determine whether the infusion has been successful. Even a single setting thrombolytic procedure on a fresh clot can require the interventional radiologist to administer the drug for a considerable length of time. Second, the dissolution of the clot must be complete. An established clot is resistant to complete dissolution and any residual clot becomes a site for repropagation of new clot. Third, drug cost must be reduced. The cost of drugs for a long-term thrombolytic infusion lasting several days is thousands of dollars.

In August 1997, MTI began marketing the Cragg Thrombolytic Brush for use in hemodialysis access grafts. This product addressed the clinical issues that remain in standard thrombolysis. The Cragg Thrombolytic Brush was designed for rapid interventional clot disruption and dissolution through mechanical mixing of a thrombolytic drug with the blood clot. In February 1998, the Company began marketing the next generation of the Thrombolytic Brush, called the Castaneda Over-The-Wire Brush, which the Company believes further improves vascular access and ease of use.

The Company's peripheral blood clot therapy products have received regulatory marketing clearances in the United States, the European Union, Japan and other countries. These products are marketed in the United States under a distribution agreement with Abbott Laboratories, in Japan under a distribution agreement with Century Medical, Inc. and in other countries through independent distributors. See "Business -- Sales and Marketing."


SALES AND MARKETING

The primary users of the Company's products are interventional radiologists and neuroradiologists. The Company estimates that approximately 2,000 hospitals in the United States perform interventional radiology procedures and an estimated 250 institutions provide some neuro vascular and peripheral vascular therapy.

Since inception, the Company's practice has been to establish and maintain relationships with key interventional radiologists and neuroradiologists. To achieve such relationships, the Company has had direct sales representatives covering the United States. In August 1998, the Company entered into a Distribution Agreement with Abbott, which required that the Company's sales force transition the Company's relationships with interventional radiologists to Abbott. The Company's obligation to work on such a transition with Abbott ended in the third quarter of 1999 and the Company redirected the efforts of its remaining direct sales force, consisting of two representatives, toward expanding the relationships it had formed in the neuroradiology marketplace. In June 2000, the Company and Abbott modified their agreement under which the Company has certain responsibilities for marketing and promotion of the Company's peripheral blood clot therapy products in the United States and Canada. The revised agreement took effect coincident with the development, regulatory approval and market launch of several of the Company's micro catheter and access products. Accordingly, the Company, in the third quarter of 2000, re-established its sales force, which currently consists of seven territory managers and a director.

The distribution agreement with Abbott provides Abbott exclusive rights to distribute the Company's peripheral blood clot therapy products in the U.S. and Canada. The term of the agreement runs through the end of 2008, and may be extended by mutual agreement. Abbott may terminate the agreement upon 180 days written notice, and the Company will have the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events have not occurred or if Abbott has not achieved certain performance criteria, as defined in the agreement, as of the preceding June 30 in each year from 2002 through 2007. The agreement is also terminable by the Company's successor in the event of a change of control of the Company. In such event, Abbott has the option to purchase the peripheral blood clot therapy line of business at a mutually agreed-upon price, or the Company's successor may pay a termination fee based upon Abbott's historical sales levels as defined in the agreement. Sales to Abbott under this agreement accounted for 38% of total sales for the year ended December 31, 2000. Although the Company expects the sales under this agreement, as a percentage of total revenues, to decrease in future years, the Company believes that sales under this agreement will continue to be a material component of total revenues.

The Company has established international distribution arrangements, focused on the introduction and market penetration of peripheral vascular products, in most parts of Europe, Scandinavia, Latin America, Australia and New Zealand through a network of specialty medical device distributors.

In November 1997, the Company entered into a distribution agreement with Guidant, which provides for European distribution of the Company's neuro products, and, in August 1998, the agreement was expanded to include future peripheral embolization products utilizing the Onyx LES. The distribution agreement has a five-year term, which commenced upon the first commercial sale of such products in 1999, and may be canceled by the Company upon a sale of substantially all of the Company's assets or change in control of the Company. In such event, the cancellation penalty to be paid to the distributor is the greater of $1 million or an amount based on the distributor's gross profit, as defined in the distribution agreement.

In September 1998, the Company entered into a distribution agreement with Century, that provides Century with exclusive rights to distribute all of the Company's products in Japan. The initial term of the agreement extends five years past the date on which the first regulatory approval is obtained for an application using the Onyx LES. The agreement may be extended for additional five-year terms either automatically, unless terminated for reasons described below, or by mutual agreement. The agreement may be terminated by the Company if Century fails to achieve certain sales levels, as defined in the agreement, in at least three of any five consecutive years in which the agreement is in force, or if the parties reach an impasse in defining such sales levels. The agreement is also terminable by the Company's successor in the event of a change of control of the Company upon payment by the Company's successor of a termination fee based on Century's historical gross profit, as defined in the agreement.

RESEARCH AND DEVELOPMENT

For the years ended December 31, 1999 and 2000, the Company's research and development expenses amounted to $5,745,000 and $5,433,000, respectively. The Company is directing its research efforts towards development of products which expand the therapeutic alternatives available to interventional radiologists and interventional neuroradiologists for treatment of vascular disease.

The Company believes the Onyx LES has utility for a variety of procedures throughout the vascular system, including embolization of brain aneurysms, AVMs and hypervascular tumors. These applications have received regulatory clearances for marketing in Europe. In the United States, the Company anticipates the neuro aneurysm program to transition from the human feasibility studies currently underway to the clinical setting, the AVM program to commence clinical testing and the tumor program to continue its clinical testing, during 2001. In addition, the Company has filed patents related to certain non-vascular applications of the Onyx LES which have been cross-licensed to entities in which the Company has a minority equity interest.

During 2000, the Company initiated and continued several programs to design and develop additional access and delivery devices, specifically, micro catheters, guidewires and balloon systems, both as part of the Onyx LES program and as general purpose devices.

Many of these research efforts are at an early stage, and there can be no assurance that any products will be successfully developed from them, receive regulatory approvals, be capable of being manufactured cost-effectively, be successfully introduced or receive market acceptance. See "Certain Factors That May Affect the Company's Business and Future Results" for additional information regarding risks generally applicable to development of new products.

During 2000 and the first quarter of 2001, the Company was issued 19 additional patents in the United States, increasing the number of such patents issued to the Company to 48. The majority of the newly-issued patents related to neuro catheters, liquid embolic agents and stents. The number of pending and in-process applications increased commensurately during 2000.

The Company's research and development staff consists of twenty full-time engineers, technicians and regulatory personnel, and several clinical and technical consultants, all of whom have substantial experience in medical device development. The Company's product development process incorporates teams organized around each of the Company's core technologies or product groups, with each team having representatives from marketing, regulatory and clinical affairs, manufacturing and finance. Consultants are utilized where additional specialized expertise is required.

MANUFACTURING

The Company manufactures its proprietary products in a controlled environment setting at its facilities in Irvine, California, which it has occupied since December 1998. The Company has implemented quality control systems as part of its manufacturing process, which comply with U.S. Quality System Regulations, or QSR, requirements. The Company has also been inspected by the California Department of Health Services and is registered with the State of California to manufacture its medical devices. The Company believes it is in compliance with FDA QSR for medical devices. There can be no assurance, however, that the Company will remain in compliance with QSR. Failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

The European Union has promulgated rules which require that medical products receive the right to affix the CE Mark, an international symbol of adherence to quality assurance standards. ISO 9001/EN 46001 certification is one of the CE Mark certification requirements. In order to obtain the right to affix the CE Mark to its products, the Company needs to obtain certification that its processes meet the ISO 9001/EN 46001 quality standards and applicable medical device directives promulgated by the European Union. Such certification has been obtained by the Company with respect to its peripheral vascular blood clot therapy, micro catheter, access and delivery products, and certain applications of the Onyx LES, and, thus, the Company currently has the right to affix the CE Mark to such products. However, this certification is reviewed on an annual basis, and there can be no assurance that such right to affix the CE Mark will be retained by the Company in the future.

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

COMPETITION

The medical device industry is characterized by rapidly evolving technologies and significant competition. The Company expects competition in the interventional radiology and interventional neuroradiology markets to increase substantially. The Company believes interventional procedures with products like its own are substantially less costly than highly invasive surgical procedures and may ultimately replace these procedures in certain applications. In certain cases, the Company's products may be used in conjunction with traditional surgical techniques.

The Company competes primarily with other producers of embolic material and devices, and catheter and wire based products for interventional treatment of neuro vascular and peripheral vascular disease. In neuro vascular interventional applications, the Target Therapeutics division of Boston Scientific, Inc. is the market leader. The Company expects to compete against Target Therapeutics and other entrants in the neuro vascular interventional market, including the Cordis, Inc. subsidiary of Johnson & Johnson. In peripheral blood clot therapy applications, the Company competes with Arrow International, Inc., the MediTech and Target Therapeutics divisions of Boston Scientific, Inc., Cook, Inc., and the AngioDynamics division of E-Z-EM Corporation. All of these companies have significantly greater financial, manufacturing, marketing, distribution and technical resources, name recognition and experience than the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than those developed by the Company or that would render the Company's products obsolete or noncompetitive. Additionally, there can be no assurance that the Company will be able to compete effectively against such competitors based on its ability to manufacture, market and sell its products.

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

MEDICAL ADVISORY CONSULTANTS

The Company has consulting agreements with selected physicians who advise it on medical matters in areas of the Company's business. Such physicians are specialists in vascular disease diagnosis and therapy in interventional radiology and interventional neuroradiology. The Company consults with such physicians on an as-needed basis regarding the Company's research and development, preclinical trials and clinical trials.

The consultants have entered into consulting agreements with the Company which generally provide that all inventions conceived by such consultants in the course of rendering service to the Company are the exclusive property of the Company. These agreements further provide that performance of such agreements will not conflict with any individual consultant's obligation to maintain the secrecy of confidential information of any third parties and that all confidential information developed or made known to such consultants by the Company during the course of such relationships with the Company is to be kept confidential and not disclosed to third parties.

Some of the consultants have been granted options to purchase shares of the Company's Common Stock for their services and are reimbursed for reasonable expenses, but receive no other compensation. Dr. Cragg is not an option holder, but does receive compensation and holds a significant number of shares of the Company's Common Stock. All of the consultants are either self-employed or employed by employers other than the Company and may have commitments to, or consulting or advisory agreements with, other entities, including potential competitors of the Company, that may limit their availability to the Company. Although these consultants may contribute significantly to the affairs of the Company, none, other than Dr. Cragg, is expected to devote more than a small portion of his time to the Company.

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

As of March 13, 2001, the Company held 48 issued U.S. patents, three granted foreign patents and has 43 U.S. and 47 foreign patent applications pending. The Company's issued U.S. patents cover technology underlying the LES (including both liquid embolic biomaterials as well as access and delivery micro catheters), carotid and intra-cerebral stents, coatings, the Cragg MicroValve, infusion wires, and the Cragg Thrombolytic Brush. The expiration dates of these patents range from 2009 to 2021. The pending claims cover additional aspects of liquid embolic material, access and microcatheter delivery devices, carotid and intra-cerebral stent technologies, non-vascular liquid embolic products, infusion catheters, infusion wires, and the Thrombolytic Brush.

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

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and many companies in the industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement litigation or an interference proceeding declared by the U.S. Patent and Trademark Office to determine the priority of inventions. The defense and prosecution of patent suits, Patent and Trademark Office interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company, to protect the Company's trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others.

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

GOVERNMENT REGULATION

United States

The research, development, manufacture, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. The Company's products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act or, the FDC Act, and require clearance or approval by the FDA prior to commercialization. In addition, significant changes or modifications to medical devices also are subject to regulatory review and clearance or approval. Under the FDC Act, the FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, record keeping, advertising, distribution, sale and promotion of medical devices in the United States. The testing for, and preparation and subsequent review of, applications by the FDA and foreign regulatory authorities is expensive, lengthy and uncertain. Noncompliance with applicable requirements can result in, among other things, warning letters, proceedings to detain imported products, fines, injunctions, civil and criminal penalties against the Company, its officers and its employees, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and a recommendation by the FDA that the Company not be permitted to enter into government contracts.

In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably assure the devices' safety and efficacy. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to QSRs) and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, Class III devices are those that must receive premarket approval, or PMA, by the FDA to ensure their safety and efficacy (for example, life-sustaining, life-supporting and implantable devices, or new devices that have not been found substantially equivalent to legally marketed Class I, Class II or pre-amendments Class III devices).

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

Following submission of the 510(k), the manufacturer or distributor may not place the device into commercial distribution unless and until an order is issued by the FDA finding the product to be substantially equivalent. In response to a 510(k), the FDA may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA, however, may require further information, including clinical data, to make a determination regarding substantial equivalence, or may determine the proposed device is not substantially equivalent and require a PMA. Such a request for additional information, including clinical trials, or a determination that the device is not substantially equivalent, would delay market introduction of the products that are the subject of the 510(k). It generally takes four to twelve months from the date of submission to obtain 510(k) clearance, although it may take longer, in particular if clinical trials are required.

If the manufacturer or distributor cannot establish that a proposed device is substantially equivalent to a legally marketed Class I or II predicate device, or to a pre-amendments Class III medical device for which the FDA has not required a PMA, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA application. A PMA application must be supported by extensive data, including laboratory, preclinical and clinical trial data to prove the safety and efficacy of the device, as well as extensive manufacturing information. If the FDA determines, upon initial review, that a submitted PMA application is sufficiently complete to permit substantive review, the FDA will accept the PMA application for filing. FDA review of a PMA application generally takes approximately two years or more from the date of acceptance for filing, but review times vary depending upon FDA resources and workload demands and the complexity of PMA submissions. There can be no assurance the FDA will review and approve the PMA in a timely manner, if at all. Failure to obtain PMA approvals could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, as one of the conditions for approval, the FDA will inspect the manufacturing establishment at which the subject device will be manufactured to determine whether the quality control and manufacturing procedures conform to QSRs. If granted, the PMA approval may include significant limitations on the indicated uses for which a product may be marketed.

The Company has received 510(k) clearances for certain therapeutic indications of its micro catheters, guidewires, balloons and peripheral vascular blood clot therapy products, which cover over 130 products offered for market. The Company has made modifications which affect a number of its products covered under these 510(k) clearances, which modifications, the Company believes, do not affect the safety and efficacy of the products and thus, under FDA guidelines, do not require new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or would not require the Company to submit a new 510(k) notice for any of the changes made to the device. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

The use of certain materials may require that the device be evaluated as a drug rather than as a device, and thus the FDA's investigational new drug, or IND, and new drug application, or NDA, regulations would be applicable to the clinical study and commercialization of the product. Otherwise the product will be treated as a medical device. The steps required before a drug may be marketed in the United States include preclinical and laboratory tests, the submission to the FDA of an application for an IND which must become effective before clinical trials may commence, adequate and well controlled clinical trials to establish the safety and efficacy of the drug, the submission to the FDA of an NDA, and FDA approval of the NDA prior to any commercial sale or shipment of the product. Based on meetings the Company has had with representatives of both the drug and device divisions of the FDA to discuss their respective new product approval requirements, and based on the information presented by the Company regarding the material composition of the LES, the Company believes the LES would be regulated as a device. There can be no assurance, however, that upon more detailed review of the LES, the FDA will not at a later date determine the LES should be regulated as a drug. Such a change could significantly delay the commercial availability of the LES and have a material adverse effect on the Company's business, operating results and financial condition.

There can be no assurance the Company will be able to obtain necessary 510(k) clearances or PMA or NDA approvals to market its products for the intended uses on a timely basis, if at all, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, operating results and financial condition.

The Company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the State of California Department of Health Services, or CDHS, and to list its products with the FDA. As such, the Company will be inspected by both the FDA and CDHS for compliance with QSR and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner. The Company has not yet been inspected by the FDA for QSR compliance. Pursuant to the maintenance of the Company's California medical device manufacturing license, the Company's new facility in Irvine, California was inspected by the CDHS in January 1999. No significant inspection observations were received. There can be no assurance, however, that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

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

The Company or its distributors have received registrations and approvals to market Onyx for the treatment of neuro aneurysms and AVMs and certain peripheral applications, and its micro catheter, access, delivery and peripheral vascular blood clot therapy products, in most parts of Europe, Scandinavia, Latin America, New Zealand and Australia.

The European Union has promulgated rules which require that medical products receive the right to affix the CE Mark, an international symbol of adherence to quality assurance standards. ISO 9001/EN 46001 certification is one of the CE Mark certification requirements. In order to obtain the right to affix the CE Mark to its products, the Company needs to obtain certification that its processes meet the ISO 9001/EN 46001 quality standards and applicable medical device directives promulgated by the European Union. Such certification has been obtained by the Company with respect to some applications of the Onyx LES, and the Company's peripheral vascular blood clot therapy, micro catheter, access and delivery products and, thus, the Company currently has the right to affix the CE Mark to such products. However, this certification is reviewed on an annual basis, and there can be no assurance that such right to affix the CE Mark will be retained by the Company in the future.

Exports of products subject to the 510(k) notification requirements, but not yet cleared to market, are permitted without FDA export approval provided certain requirements are met. Unapproved products subject to the PMA requirements must receive prior FDA export approval unless they are approved for use by any member country of the European Union and certain other countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported to any country without prior FDA approval. To obtain FDA export approval, when it is required, certain requirements must be met and information must be provided to the FDA, including documentation demonstrating that the product is approved for import into the country to which it is to be exported and, in some instances, safety data from animal or human studies. There can be no assurance the Company will receive FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Failure of the Company to receive import approval from foreign countries, obtain Certificates for Products for Export, meet FDA's export requirements, or obtain FDA export approval when required to do so, could have a material adverse effect on the Company's business, operating results and financial condition.

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

Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Large-scale market acceptance of the Company's products will depend on the availability and level of reimbursement in international markets targeted by the Company. The Company has been informed by its international distributors that its currently-marketed applications of the Onyx LES, and peripheral blood clot therapy, micro catheter, access and delivery products have been approved for reimbursement in countries in which the Company markets such products. Obtaining reimbursement approvals can require 12-18 months or longer. There can be no assurance that the Company will, in the future, obtain reimbursement in any country within a particular time, for a particular amount, or at all. Failure to obtain such approvals could have a material adverse effect on the Company's sales, business, operating results and financial condition.

Regardless of the type of reimbursement system, the Company believes physician advocacy of its products will be required to obtain reimbursement. Availability of reimbursement will depend on the clinical efficacy and cost of the Company's products. There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for use of the Company's systems for all uses intended by the Company. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors or adverse changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products would have a material adverse effect on the Company's business, operating results and financial condition.

PRODUCT LIABILITY AND INSURANCE

The Company's business involves an inherent risk of exposure to product liability claims. Although the Company has not experienced any product liability claims to date, there can be no assurance that the Company will be able to avoid significant product liability claims and potential related adverse publicity. The Company maintains product liability insurance with coverage limits of $30 million per occurrence and an annual aggregate maximum of $30 million, which the Company believes is comparable to that maintained by other companies of similar size serving similar markets. However, there can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a material adverse effect on the Company, or that such insurance will continue to be available on commercially reasonable terms, or at all.

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

Many of our products are in developmental stages and may not successfully come to market. We have only recently introduced a number of products commercially, and several of our products, including extensions of existing products, are in the early stage of development. In some cases, these products have not entered full clinical trials. Our ability to market these products will depend upon a number of factors, including our ability to demonstrate the safety and efficacy of our products in the clinical setting. Our products may not be found to be safe and effective in clinical trials and may not ultimately be cleared for marketing by U.S. or foreign regulatory authorities. Our failure to develop safe and effective products which are approved for sale on a timely basis would have a negative impact on our business.

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

New products and technologies in the market could create additional competition. The markets in which we compete involve rapidly changing technologies and new product introductions and enhancements. We must enhance and expand the utility of our products, and develop and introduce innovative new products that gain market acceptance. New technologies, products or drug therapies developed by others could reduce the demand for our products. We may encounter technical problems in connection with our own product development that could delay introduction of new products or product enhancements. While we maintain research and development programs to continually improve our product offerings, which include adding interventional devices, our efforts may not be successful, and other companies could develop and commercialize products based on new technologies that are superior to our products either in performance or cost-effectiveness.

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

We have a limited operating history, during which time we have not been profitable. We were incorporated in 1993. To date, our business has generated limited product sales. From our inception through December 31, 2000, we incurred cumulative losses of approximately $53 million. We expect additional losses as we expand our research and development, clinical, regulatory, manufacturing and marketing efforts. We may not achieve significant sales of our products or become profitable. We could encounter substantial delays and unexpected expenses related to the introduction of our current and future products, or our research and development, clinical, regulatory, manufacturing and marketing efforts. Such delays or expenses could reduce revenues, increase operating losses and have a negative effect on our business.

We will need additional financing to continue operations. Our operations to date have consumed substantial amounts of cash, and we expect this condition will continue at least into 2002. We believe our anticipated cash flow from planned operations and existing capital resources, comprising primarily the net proceeds from the following will not be adequate to satisfy our capital requirements throughout 2001:

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

- the interest earned on cash, cash equivalent and short-term investment balances.

Thus, we will need additional capital during the period in which operations continue to consume cash. Moreover, our need for additional financing will be influenced by many factors, including the extent and duration of our future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, and market and regulatory developments.

We currently have no other committed external sources of funds. Accordingly, we will seek to raise additional funds through public or private financing. However, such additional financing may not be available on acceptable terms or at all. If we raise additional funds by issuing equity securities, further dilution to our existing stockholders may result. If adequate funds are not available to us, our business may be negatively impacted.

We depend on patents and proprietary technology. Our success will depend in part on our ability to:

-        obtain and maintain patent protection for our products;
-        preserve our trade secrets; and
-        operate without infringing the proprietary rights of others.

The patent position of a medical device company may involve complex legal and factual issues. As of March 12, 2001, we held 48 issued U.S. patents and 3 issued foreign patents, and have 43 U.S. and 47 foreign patent applications pending. Our issued U.S. patents cover technology underlying the Onyx Liquid Embolic System (including both liquid embolic implantables as well as micro catheters, access and delivery devices), carotid and intra-cerebral stents, coatings, the Cragg MicroValve, infusion wires, and the Thrombolytic Brush. The expiration dates of these patents range from 2009 to 2021. The pending claims cover additional aspects of liquid embolic material, micro catheters, access and delivery devices, carotid and intra-cerebral stent technologies, non-vascular liquid embolic products, infusion catheters, infusion wires, and the Thrombolytic Brush. Each product area we are pursuing is covered by at least three issued patents and, in most instances, several pending patents. One of the patents we use is currently licensed by us from Andrew Cragg, M.D.

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

We have limited marketing and distribution experience. Our experience in working with third-party distributors is limited. In November 1997, we executed a distribution agreement with Guidant to provide for the distribution of our neuro vascular product in Europe, and, in August 1998, Guidant agreed to expand this distribution agreement with us to provide for the distribution of our peripheral embolization applications of the Onyx Liquid Embolic System. We did not enjoy meaningful revenues under this arrangement until the third quarter of 1999, following the initial regulatory clearance in the European Union to market the Onyx Liquid Embolic System for the treatment of brain arteriovenous malformations, or AVMs. In August 1998, we executed a distribution agreement with Abbott to provide for distribution of our peripheral vascular blood clot therapy products in the United States and Canada, and we entered into a new agreement with Abbott in June 2000. In September 1998, we executed a distribution agreement with Century to provide for distribution of all our products in Japan. We did not enjoy meaningful revenues under the agreement with Century until the second quarter of 1999, following initial marketing clearance for certain of our products. There is no guarantee that either Guidant, Abbott or Century will be able to successfully market or distribute our products.

Our sales force in the United States consists of eight individuals, six of whom joined the Company in the third quarter of 2000. There is competition for sales personnel experienced in interventional medical device sales, and there can be no assurance we will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. We intend to market and sell our products outside the United States principally through distributors. We believe we will need to continue to expand our distributor network or develop our own sales force. Our ability to market our products in certain areas may depend on strategic alliances with marketing partners such as Guidant, Abbott and Century. There is no guarantee we will be able to enter into distribution agreements other than the agreements with Guidant, Abbott and Century on acceptable terms or at all. Also, there can be no assurance that such agreements will be successful in developing our marketing capabilities or that we will be able to successfully develop a direct sales force.

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

Before we could offer and sell our current products in the U.S., we were required to submit information to the Food and Drug Administration in the form of a 510(k) pre-market notification in order to substantiate label claims and to demonstrate "substantial equivalence" of our products to a legally marketed Class I or II medical device or a pre-amendments Class III medical device for which the Food and Drug Administration had not called for pre-market approvals. Although we received Food and Drug Administration clearance for many of these products, we may not be able to obtain the necessary regulatory clearance for the manufacture and marketing of enhancements to our existing products or future products either in the United States or in foreign markets. We have made modifications which affect substantially all of our products covered under 510(k) clearances. We believe these modifications do not affect the safety or efficacy of the products and thus, under Food and Drug Administration guidelines, do not require the submission of new 510(k) notices. However, the Food and Drug Administration may not agree with any of our determinations that a new 510(k) notice was not required for such changes and could require us to submit a new 510(k) notice for any of the changes made to a device. If the Food and Drug Administration requires us to submit a new 510(k) notice for any device modification, we may be prohibited from marketing the modified device until the 510(k) notice is cleared by the Food and Drug Administration.

Before we can commercially market our Onyx Liquid Embolic System in the U.S., we may be required to submit one or more pre-market approval applications to the Food and Drug Administration. This generally involves a substantially longer and less certain review process than that of a 510(k) pre-market notification. In either event, such approvals or clearances may require human clinical testing prior to any action by the Food and Drug Administration. Based on the information regarding the material composition of Onyx, we believe the Onyx Liquid Embolic System would be regulated as a device. However, the Food and Drug Administration could at a later date determine that the Onyx Liquid Embolic System should be regulated as a drug. Such a change could significantly delay the commercial availability of the Onyx Liquid Embolic System and have a material adverse effect our business. Delays in receipt of, failure to receive, or loss of regulatory approvals or clearances to market our products would negatively impact our ability to market these products.

In the European Union, we will be required to maintain the certifications we have obtained, which are necessary to affix the CE Mark to our applicable products. We will have to obtain additional certifications with respect to affixing the CE Mark to our new products, in order to sell them in member countries of the European Union. We have received CE Mark certifications with respect to our currently marketed peripheral blood clot therapy products, micro catheters, guidewires, balloon systems, and certain peripheral vascular, brain AVM, brain tumor and brain aneurysm embolization applications of the Onyx Liquid Embolic System. We anticipate obtaining certifications with respect to certain additional applications of the Onyx Liquid Embolic System. However, such certifications may be dependent upon successful completion of clinical studies. These clinical studies may not be successfully completed and we may not be able to obtain the required certifications. Additionally, we may not be able to maintain our existing certifications. In addition, federal, state, local and international government regulations regarding the manufacture and sale of health care products and diagnostic devices are subject to future change, and additional regulations may be adopted.

Commercial distribution and clinical trials in most foreign countries also are subject to varying government regulations, which may delay or restrict marketing of our products.

Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed Quality System Requirements, which include development, testing, control and documentation requirements. Our manufacturing processes also are subject to stringent federal, state and local regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. Although we believe we have complied in all material respects with such laws and regulations, there are periodic inspections to ensure our compliance. It is possible we could be required to incur significant costs in the future in complying with manufacturing and environmental regulations, or we could be required to cease operations in the event of any continued failure to comply.

We are exposed to product liability claims. The nature of our business exposes us to risk from product liability claims. We currently maintain product liability insurance for our products, with limits of $30 million per occurrence and an annual aggregate maximum of $30 million. However, our insurance may not be adequate to cover future product liability claims. Additionally, we may not be able to maintain adequate product liability insurance at acceptable rates. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products may divert management's attention from other matters and may have a negative effect on our business.

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

We do not have supply agreements with all of our current contract manufacturers and we often utilize purchase orders, which are subject to acceptance by the supplier. An unanticipated loss of any of our contract manufacturers could cause delays in our ability to deliver our products while we identify and qualify a replacement manufacturer.

We depend upon key personnel. We significantly depend upon the contributions, experience and expertise of our founders, certain members of our management team and key consultants. We maintain a key-man life insurance policy in the amount of $2 million on the life of John Rush, our Chief Executive Officer. This insurance may not be adequate to cover the risk involved. Additionally, our success will depend upon our ability to attract and retain additional highly qualified management, sales, technical, clinical and consulting personnel.

We depend upon third-party reimbursement for some of our revenues. In the United States, health care providers such as hospitals and physicians that purchase medical devices generally rely on third-parties, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic procedures. With the implementation of Medicare's Prospective Payment System for hospital inpatient care (Diagnosis Related Groups, or DRGs) in the 1980s, public and private payors began to reimburse providers on a fixed payment schedule for patients depending on the nature and severity of the illness. Many tests and procedures that would have been performed under cost-plus reimbursement formulas are subject to scrutiny and must be justified in terms of their impact on patient outcomes. As a result, there is an incentive to conduct only those tests that will optimize cost-effective care.

Changes in reimbursement policies of governmental (both domestic and international) or private healthcare payors could negatively impact our business to the extent any such changes affect reimbursement for procedures in which our products are used.

We may not be able to expand our international sales. In the quarter and year ended December 31, 2000, 50% of our revenues were derived from international sales. We believe our future performance will be dependent in part upon our ability to increase international sales. Although the perceived demand for certain products may be lower outside the United States, we intend to continue to expand our international operations and to enter additional international markets, which will require significant management attention and financial resources. There is no guarantee however, that we will be able to successfully expand our international sales. Our success in international markets will depend on our ability to establish and maintain agreements with suitable distributors, or establish a direct sales presence.

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

Large-scale market acceptance of our products will depend on the availability and level of reimbursement in international markets that we target. Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Obtaining reimbursement approvals in each country can require 12-18 months or longer. Any delays in obtaining, or inability to obtain, reimbursement approvals could have a material adverse effect on our business.

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

In April 1999, we were notified by The Nasdaq Stock Market that we did not meet the requirements for our common stock to continue to be listed on the Nasdaq National Market. We held discussions with the holders of our convertible debt, submitted for Nasdaq's consideration a proposal and definitive plan for compliance, and in support of such plan, in May 1999 we consummated agreements with Abbott resulting in the conversion of $10 million of notes held by Abbott into shares of our common stock. Additionally, the agreements provided us with an option, which we exercised in November 1999, requiring Abbott to purchase $3 million of our common stock. Nasdaq informed us that it considered our actions to be sufficient to support continued listing of our common stock on the Nasdaq National Market. There is no guarantee, however, that we will be able to remain in compliance with the Nasdaq National Market continued listing requirements. Should Nasdaq determine in the future that our continued listing is not supported, our stock price could materially decrease.

Energy shortages may adversely impact operations. California is currently experiencing shortages of electrical power and other energy sources. This condition has periodically resulted in rolling brownouts, or the temporary and generally unannounced loss of the primary electrical power source. The computer and manufacturing equipment and other systems in our operating location in California are subject to shutdown in the event of a rolling brownout. Currently, we do not have secondary electrical power sources to mitigate the impacts of temporary or longer-term electrical outages. It is not anticipated that the power shortages will abate soon, and therefore, our operating facilities may experience brown-outs, black-outs, or other consequences of the shortage, and may be subject to usage restrictions or other energy consumption regulations that could adversely impact or disrupt our commercial manufacturing and other activities.

EMPLOYEES

At March 1, 2001, the Company had 132 employees, all of whom were employed on a full-time basis.

ITEM 2.   PROPERTIES

The Company occupies a facility of approximately 43,000 square feet, which is located within a multi-tenant building in Irvine, California. The facility is subject to a lease which expires in September 2003, with two three-year renewal options. The Company believes that this space is adequate for its near-term needs.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not involved in any litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since February 18, 1997, the Common Stock of Micro Therapeutics, Inc. ("MTI" or the "Company") has traded on the Nasdaq National Market under the symbol "MTIX." The Company's Common Stock was not traded on the Nasdaq National Market, or any other exchange, prior to that date.

High and low sales prices for the Company's Common Stock during the years ended December 31, 1999 and 2000 were as follows:


                                                               High         Low
      Q1 1999 (January 1 through March 31)                   $10.1250    $6.3750
      Q2 1999 (April 1 through June 30)                        8.8750     6.0000
      Q3 1999 (July 1 through September 30)                   13.5000     7.3750
      Q4 1999 (October 1 through December 31)                $12.0000    $6.7500

      Q1 2000 (January 1 through March 31)                   $11.2500    $6.2500
      Q2 2000 (April 1 through June 30)                        8.2500     4.7500
      Q3 2000 (July 1 through September 30)                    8.0625     4.8750
      Q4 2000 (October 1 through December 31)                 $7.1250    $2.9375



As of February 22, 2001, there were 57 stockholders of record of the Company's Common Stock. The Company estimates that there are currently approximately 2,200 beneficial owners of its Common Stock. There is no Preferred Stock outstanding. The Company has not paid any dividends on its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of the Company's business.

RECENT SALES OF UNREGISTERED SECURITIES.

The following is a summary of transactions by the Company during the past three years, involving sales of the Company's securities that were not registered under the Securities Act of 1993 (the "Securities Act"):

         (1) On May 12, 1998, the Company sold to Guidant (a) an 8% Promissory Note, due October 31, 2002, in the aggregate principal amount of $2,000,000, and
(b) 47,637 shares of the Company's Common Stock in the aggregate amount of $500,000.

         (2) On August 12, 1998, the Company sold to Abbott a 5% Convertible Subordinated Note, due August 19, 2003, in the aggregate principal amount of $5,000,000. The principal balance of the note was convertible at any time at Abbott's option, into shares of the Company's Common Stock at a conversion price of $13.00 per share. On May 21, 1999, the Note was converted into shares of the Company's Common Stock, as described in (5) below.

         (3) On November 9, 1998, the Company sold to Abbott a 5% Convertible Credit Facility Note, due November 9, 2003, in the aggregate principal amount of $5,000,000. The principal balance of the note was convertible at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion price of $15.00 per share. On May 21, 1999, the Note was converted into shares of the Company's Common Stock, as described in (5) below.

         (4) On September 23, 1998, the Company sold to Century a 5% Convertible Subordinated Note, due September 30, 2003, in the aggregate principal amount of $3,000,000. The principal balance of the note is convertible at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion price of $15.00 per share, which conversion price is subject to adjustment in certain circumstances.

         (5) On May 21, 1999, Abbott and the Company amended the terms of the Convertible Subordinated Note and Credit Facility Note, described respectively in (2) and (3) above, to reduce the conversion price with respect to (i) $4 million of the principal amount of the Convertible Subordinated Note to $8.640625 per share of the Company's Common Stock, (ii) the remaining $1 million principal amount of the Convertible Subordinated Note to $12.00 per share of the Company's Common Stock, (iii) the entire $5 million principal amount of the Credit Facility Note to $12.00 per share of the Company's Common Stock. Concurrently, Abbott converted the aggregate principal amount of the Convertible Subordinated Note and Credit Facility Note in exchange for 962,328 shares of the Company's Common Stock.

         (6) On May 21, 1999, Abbott and the Company agreed to a Put Option, under which the Company could require Abbott to purchase shares of the Company's Common Stock at $12.00 per share, up to an aggregate purchase price of $3 million. On October 26, 1999, the Company exercised its rights under the Put Option and issued the maximum of 250,000 shares of its Common Stock to Abbott under the terms of the Put Option Agreement.

         (7) On September 28, 1999 the Company sold to Century a 5% Convertible Subordinated Note, due September 30, 2003, in the aggregate principal amount of $2,000,000. The principal balance of the note is convertible at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion price of approximately $16.35 per share, which conversion price is subject to adjustment in certain circumstances.

         (8) On March 10, 2000, the Company sold 1,600,000 shares of its Common Stock under the terms of a Securities Purchase Agreement to accredited investors in conformity with Rule 506 under Regulation D at a price of $7.46 per share. The Company and the investors concurrently entered into a Registration Rights Agreement, under which the Company has undertaken to register such 1,600,000 shares under the Securities Act within a time frame specified in the Registration Rights Agreement.

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

In November 1997, the Company signed an agreement with Guidant to distribute the Company's neuro products in Europe and, in August 1998, that agreement was expanded to include distribution in Europe of the Company's peripheral embolization products. Until September 1999, no significant revenues had been received under the Guidant arrangement. Revenues under the Guidant arrangement are dependent upon the receipt by the Company of CE Mark certification for applications of the Company's Onyx(TM) Liquid Embolic System, or Onyx LES(TM), market training and product launch activities. In July 1999, the Company received CE Mark approval for the treatment of arteriovenous malformations, or AVMs, in the brain using the Onyx LES and, accordingly, the Company initiated market training activities in July 1999. Product launch activities with respect to the brain AVM application commenced in September 1999. In April 1999 and March 2000, the Company obtained CE Mark approval for the peripheral embolization and brain tumor applications, respectively, of the Onyx LES, and the Company is in the process of accumulating and assessing data with respect to these applications before commencing market training activities. In November 2000, the Company obtained CE Mark approval for the brain aneurysm application of the Onyx LES. The Company commenced market training activities with respect to this application during the fourth quarter of 2000 as part of its Cerebral Aneurysm Multi-center European Onyx, or CAMEO, Registry. The objective of the CAMEO Registry is the accumulation of data on 100 brain aneurysm cases treated with the Onyx LES, for use in subsequent marketing of the Onyx LES in this application. The Company expects to complete the CAMEO Registry during the second quarter of 2001, after which it expects that Guidant will commence market launch activities in the third quarter of 2001.

In September 1998, the Company entered into a distribution agreement with Century Medical, Inc., which provides for distribution of all the Company's products by Century in Japan. Significant revenues are not expected to be derived from sales in Japan until the Company's products receive regulatory approval in Japan, and market training and product launch activities are substantially underway. The Company's peripheral blood clot therapy products received regulatory approval in May 1999, as did certain of the Company's micro catheter, access and delivery products in September 1999 and December 2000. Market training and product launch activities have not yet commenced for all of these products, however. Accordingly, the Company has not realized significant revenues to date from sales in Japan.

The Company's products are currently manufactured by the Company at its facility in Irvine, California. Certain accessories are manufactured and processes are performed by contract manufacturers.

Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the rate at which the Company and third-party distributors, as applicable, establish their domestic and international sales and distribution networks, the progress of clinical trials and the introduction of competitive products for diagnosis and treatment of neuro and peripheral vascular disease. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced sales growth in certain recent periods, there can be no assurance that, in the future, the Company will sustain sales growth or gain profitability on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts.

The Company currently manufactures product for stock and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a significant backlog in the near term.

RESULTS OF OPERATIONS

Comparison of Fiscal Years Ended December 31, 1999 and December 31, 2000

Following is information with respect to net sales for the years ended December 31,1999 and 2000:

                                                                   YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                                                    1999             2000
                                                                    ----             ----

Peripheral blood clot therapy
     United States                                               $2,540,231        $2,172,983
     International                                                  188,395           155,110
                                                                 ----------        ----------
          Total peripheral blood clot therapy revenues            2,728,626         2,328,093
                                                                 ----------        ----------

Onyx
     United States                                                   13,605            25,700
     International                                                  160,754           900,736
                                                                 ----------        ----------
          Total Onyx revenues                                       174,359           926,436
                                                                 ----------        ----------

Micro catheter, access and delivery
     United States                                                  488,875           509,049
     International                                                  622,749         1,771,940
                                                                 ----------        ----------
          Total micro catheter, access and delivery revenues      1,111,624         2,280,989
                                                                 ----------        ----------

Other
     United States                                                   81,583           147,264
     International                                                    1,480               143
                                                                 ----------        ----------
          Total other revenues                                       83,063           147,407
                                                                 ----------        ----------

Total revenues                                                   $4,097,672        $5,682,925
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

The new agreement also provides for (a) an increase, relative to the provisions of the prior agreement, in the maximum initial purchase price the Company may receive, effective for purchases of product made by Abbott from the Company commencing January 1, 2000, (b) increases, relative to the provisions of the prior agreement, in the percentage underlying the calculation of the additional purchase price, effective as of the date of the new agreement, with additional scheduled increases in this percentage to be effective January 1, 2001 and 2002, after which the percentage remains constant for the remaining term of the new agreement, (c) the non-refundable prepayment by Abbott of such additional purchase price in 2000 in the aggregate amount of $700,000, and (d) further increases in the percentage underlying the calculation of the additional purchase price in the event net sales exceed defined levels. As of the effective date of the new agreement, the Company recorded as deferred revenue (i) increases in the initial purchase price for product purchases made by Abbott prior to the effective date of the new agreement, and (ii) the $700,000 prepaid additional purchase price. Amortization of such deferred revenue into income commenced as of the effective date of the agreement and will continue through 2001, so as to result in a constant percentage underlying the calculation of the additional purchase price over the term of the new agreement.

The decrease in peripheral blood clot therapy sales from 1999 to 2000 resulted primarily from the effects of manufacturing issues, being addressed by Abbott, related to its thrombolytic drug, Abbokinase(R) (urokinase for injection), which began adversely affecting Abbott's ability to supply Abbokinase to the blood clot therapy market subsequent to the second quarter 1999 and which have correspondingly adversely affected sales of the Company's blood clot therapy products to Abbott, net of the effects of the changes arising from the new agreement with Abbott, described above. With respect to the increase in the additional purchase price to be paid by Abbott, as described above, it should be noted that the change in 2000 was affected primarily through the amortization of deferred revenue related to the $700,000 prepayment of the non-refundable additional purchase price. There can be no assurance that retail sales activity in the future will be sufficient so as to result in an aggregate amount of additional purchase prices being paid by Abbott in the future that would equal or exceed the level of such additional purchase price payments in 2000.

In the third quarter of 1999, the Company obtained CE Mark approval to market the Onyx LES for the treatment of brain AVMs in the European Union. Accordingly, sales of Onyx substantively commenced in the fourth quarter of 1999. In November 2000, the Company obtained CE Mark approval for the brain aneurysm application of the Onyx LES. The Company commenced market training activities with respect to this application during the fourth quarter of 2000 as part of its Cerebral Aneurysm Multi-center European Onyx, or CAMEO, Registry. The objective of the CAMEO Registry is the accumulation of data on 100 brain aneurysm cases treated with the Onyx LES, for use in subsequent marketing of the Onyx LES in this application. The Company expects to complete the CAMEO Registry during the second quarter of 2001, after which it expects that Guidant will commence market launch activities in the third quarter of 2001.

The increases in sales of micro catheter, access and delivery products during 2000, relative to 1999, are due primarily to additional products that received regulatory marketing clearances worldwide during 1999 and to the sale of such products in connection with sales of the Onyx LES, as discussed above.

Other sales in 1999 and 2000 were derived from manufacturing services performed by the Company for third parties and from sales of Onyx to licensees of the Onyx technology for non-vascular applications which are currently in feasibility and clinical trials.

Cost of sales for 2000 was $3,225,099, compared to $2,861,301 in 1999. As a percentage of sales, cost of sales decreased to 57% in 2000, from 70% in 1999. The dollar increase in cost of sales is due primarily to increased volume, and the decrease in cost of sales as a percentage of sales is due primarily to (a) a shift in the mix of product shipments during 2000 toward the Onyx and micro catheter, access and delivery product lines, which bear higher percentage margins relative to the Company's peripheral blood clot therapy product line, and (b) the effects of the changes in the agreement with Abbott, described above.

Research and development expenses, including regulatory and clinical expenses, increased 1% from $7,458,679 in 1999 to $7,546,224 in 2000. The increase is attributable primarily to non-cash charges related to granting stock options to non-employee physicians who consult with the Company, and to the write-off of certain costs, originally capitalized as intellectual property costs, that were identified with projects no longer being pursued, net of the effects of strategic cash management initiatives implemented by the Company in the second half of 1999. Such expenses relate primarily to the Company's continued efforts in the development of the Onyx LES, associated clinical trials, market training and development of access and delivery products. The Company expects that such costs will increase in future periods.

Selling, general and administrative expenses increased 22% from $5,250,251 in 1999 to $6,409,390 in 2000. This increase was due primarily to the benefit recognized in 1999 of two $500,000 non-refundable cash payments from Abbott to finance the cost of dedicating the Company's sales force to the transition of distribution under its then-existing distribution agreement with Abbott. Without this benefit in 1999, selling, general and administrative expenses in 2000 would have been 3% higher than in in 1999, due primarily to the expansion, in the third quarter of 2000, of the Company's marketing and sales capabilities.

Net interest and other expense decreased from $2,356,710 in 1999 to $286,702 in 2000. This decrease was due primarily to the non-cash, non-recurring charge, amounting to $1,651,585, incurred in May 1999 related to the early conversion of two $5 million notes held by Abbott. Also contributing to the decrease were the lower average debt balance in 2000 resulting from the aforementioned conversion of debt by Abbott, and interest income from higher average cash balances in 2000 arising from the Company's receipt of $11.2 million in net proceeds from the completion of a private placement of 1.6 million shares of the Company's common stock in March 2000.

As a result of the items discussed above, the Company incurred a net loss of $11,785,290 in 2000, compared to $13,830,069 in 1999.

Comparison of Fiscal Years Ended December 31, 1998 and December 31, 1999

Following is information with respect to net sales for the years ended December 31, 1998 and 1999:


                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------
                                                                    1998           1999
                                                                    ----           ----
Peripheral blood clot therapy
     United States                                               $4,078,076     $2,540,231
     International                                                   86,226        188,395
                                                                 ----------     ----------
          Total peripheral blood clot therapy revenues            4,164,302      2,728,626
                                                                 ----------     ----------

Onyx
     United States                                                       --         13,605
     International                                                       --        160,754
                                                                 ----------     ----------
          Total Onyx revenues                                            --        174,359
                                                                 ----------     ----------

Micro catheter, access and delivery
     United States                                                   51,874        488,875
     International                                                   33,205        622,749
                                                                 ----------     ----------
          Total micro catheter, access and delivery revenues         85,079      1,111,624
                                                                 ----------     ----------

Other
     United States                                                       --         81,583
     International                                                       --          1,480
                                                                 ----------     ----------
          Total other revenues                                           --         83,063
                                                                 ----------     ----------

Total revenues                                                   $4,249,381     $4,097,672
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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of approximately $53 million at December 31, 2000. To fund its operations, the Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million. On March 10, 2000, the Company sold 1,600,000 shares of its Common Stock under the terms of a Securities Purchase Agreement to accredited investors in conformity with Rule 506 under Regulation D. The Company and the investors concurrently entered into a Registration Rights Agreement, under which the Company undertook to register such 1,600,000 shares under the Securities Act, which registration was declared effective by the Securities and Exchange Commission on April 24, 2000. Such shares were sold to the investors at a price of $7.46 per share, resulting in net proceeds, after payment of offering and registration expenses, of approximately $11.2 million.

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

In October 1998, under the terms of the then-existing distribution agreement, Abbott furnished the Company with a non-refundable $1 million marketing payment upon Abbott's first commercial sale of product. For financial statement purposes, this payment is being amortized into income on a straight-line basis over the initial term of the agreement, which continues through 2008 and is considered to approximate the expected period of performance.

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

Concurrent with the execution of the distribution agreement with Century in September 1998, the Company and Century entered into convertible subordinated note and credit agreements, under which Century provided the Company with (a) $3 million, in exchange for a five-year subordinated note, convertible at the Company's option, subject to certain restrictions, into shares of the Company's common stock at a conversion rate of $15.00 per share, and (b) a $2 million credit facility. The availability of the credit facility commenced in April 1999, upon the Company obtaining its first CE Mark in Europe for an Onyx-related application. In September 1999, the Company borrowed the entire $2 million available under the credit facility in exchange for a note which is repayable five years from the date of the agreement and is convertible over the five-year life of the note at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion rate of approximately $16.35. Both notes have a stated interest rate of 5% per annum. This rate, for financial statement reporting purposes, has been adjusted to reflect an imputed market rate of interest as of the dates of the notes.

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

As of December 31, 2000, the Company had cash and cash equivalents of approximately $9.9 million. Cash used in the Company's operations for the year ended December 31, 2000 was approximately $10.4 million, reflecting the loss from operations, increases in inventories, receivables, prepaid expenses and other assets, net of an increase in the aggregate of accounts payable, accrued liabilities, and accrued salaries and benefits, and a decrease in deferred revenue. Cash used by investing activities for the year ended December 31, 2000 was approximately $1.2 million and primarily reflected expenditures for property and equipment and intellectual property, and amounts loaned by the Company to certain officers and an employee in exchange for full-recourse notes, collateralized by shares of the Company's common stock owned by such individuals. While continued investments will be made for property and equipment and for intellectual property, the Company has no significant capital commitments as of December 31, 2000. Cash provided by financing activities for the year ended December 31, 2000 was approximately $11.9 million, primarily consisting of net proceeds received by the Company from its sale of 1,600,000 shares of its common stock under the terms of a Securities Purchase Agreement, the exercise by employees, directors and consultants of stock options and the purchase of shares of the Company's common stock by employees under the Company's Employee Stock Purchase Plan, net of repayments by the Company on its equipment line of credit.

The Company believes current resources will not be sufficient to fund its operations through the end of 2001. Moreover, the Company's future liquidity and capital requirements will be influenced by numerous factors, including results under the distribution agreements with Guidant, Abbott and Century, and similar future agreements, should any be entered into, progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements will also depend on the demands created by its operational and development programs. In this respect, the Company is considering a number of alternatives, including additional equity financings and corporate arrangements. There can be no assurance that any such transactions will be available at terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders or that the Company will have sufficient working capital to fund future operations. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its ongoing operations.



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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required hereunder is incorporated by reference from the information contained in the sections entitled "Directors," "Other Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of the Stockholders to be held on May 24, 2001 to be filed with the Securities and Exchange Commission.

ITEM 10.  EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the information contained in the sections entitled "Compensation of Executive Officers," "Option Matters," "Employment and Severance Agreements" and "Directors Fees" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of the Stockholders to be held on May 24, 2001 to be filed with the Securities and Exchange Commission.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required hereunder is incorporated by reference from the information contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of the Stockholders to be held on May 24, 2001 to be filed with the Securities and Exchange Commission.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required hereunder is incorporated by reference from the information contained in the section entitled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of the Stockholders to be held on May 24, 2001 to be filed with the Securities and Exchange Commission.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-KSB:

(a)      Exhibits:

         See Index to Exhibits on Page 37 of this Annual Report on Form 10-KSB.

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

3.2      Bylaws of the Company, as currently in effect.(1)

10.1     Form of Directors' and Officers' Indemnification Agreement.(1)

10.2     License Agreement dated June 1, 1993 between the Company and
         Andrew Cragg.(1)

10.3     Consulting Agreement dated October 1, 1996 between the Company and
         Andrew Cragg.(1)

10.4 Industrial Real Estate Lease dated June 10, 1998 between the Company and New Goodyear, LTD., a California Limited Partnership. (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 1999)

10.5 Amended and Restated Investors Rights Agreement dated February 9, 1995, among the Company, the Investors named therein and the Common Holders named therein, as amended on May 17, 1996 and June 27, 1996.(1)

10.6     1993 Incentive Stock Option, Nonqualified Stock Option and Restricted
         Stock Purchase Plan.(1),(3)

10.7     1996 Stock Incentive Plan, as amended.(1),(3)

10.8     Employee Stock Purchase Plan, as amended.(1),(3)

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

10.12 First Amendment to Distribution Agreement dated August 17, 1998 between the Company and Guidant Corporation. (Incorporated by reference to Exhibit 10.12 of the Company's Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 1999)

10.13 Second Amendment to Distribution Agreement dated July 23, 1999 between the Company and Guidant Corporation. (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-QSB as filed with the Securities and Exchange Commission on August 12, 1999)

10.20    Amendment to Convertible Subordinated Note Agreement and Credit
         Agreement dated May 21, 1999 between the Company and Abbott.
         (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K as filed with the Securities and Exchange Commission on June 2, 1999)

10.21    Termination of Credit Agreement and Security Agreement dated May 21,
         1999 between the Company and Abbott. (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K as filed with the Securities and Exchange Commission on June 2, 1999)




10.22    Notice of Conversion of First Note, dated May 21, 1999, executed by
         Abbott. (Incorporated by reference to Exhibit 10.3 of the Company's
         Form 8-K as filed with the Securities and Exchange Commission on June
         2, 1999)

10.23 Notice of Conversion of Second Note, dated May 21, 1999, executed by the Company. (Incorporated by reference to Exhibit 10.4 of the Company's Form 8-K as filed with the Securities and Exchange Commission on June 2, 1999)

10.24    Put Option Agreement, dated October 26, 1999 between the Company and
         Abbott. (Incorporated by reference to Exhibit 10.24 of the Company's
         Form 10-KSB as filed with the Securities and Exchange Commission on March 30, 2000)

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

10.29    Stockholder Rights Plan. (Incorporated by reference to Exhibit 1 of the
         Company's Form 8-A/12G as filed with the Securities and Exchange
         Commission on June 3, 1999)

10.30 Securities Purchase Agreement dated March 10, 2000 between the Company and Pequot Capital Equity Fund II LP, Framlington Health, Bridge & Co.
         and Munder Health. (Incorporated by reference to Exhibit 10.30 of the Company's Form 10-KSB as filed with the Securities and Exchange
         Commission on March 30, 2000)

10.31 Registration Rights Agreement dated March 10, 2000 between the Company and Pequot Capital Equity Fund II LP, Framlington Health, Bridge & Co.
         and Munder Health. (Incorporated by reference to Exhibit 10.31 of the Company's Form 10-KSB as filed with the Securities and Exchange
         Commission on March 30, 2000)

10.32    Agreement dated June 28, 2000 between the Company and Abbott
         Laboratories (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB as filed with the Securities and Exchange
         Commission on August 11, 2000) (4)

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on March 28, 2001.

                                              MICRO THERAPEUTICS, INC.

Dated: March 28, 2001                         By: /s/ JOHN B. RUSH
                                                  ------------------------------
                                                      John B. Rush
                                                      President, Chief Executive
                                                      Officer and Director

We, the undersigned directors and officers of Micro Therapeutics, Inc., do hereby constitute and appoint John B. Rush and Harold A. Hurwitz our true and lawful attorneys and agents, with full powers of substitution to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorneys and agents, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ JOHN B. RUSH                  President, Chief Executive       March 28, 2001
--------------------------------  Officer and Director
    John B. Rush                  (Principal Executive Officer)


/s/ HAROLD A. HURWITZ             Chief Financial Officer          March 28, 2001
--------------------------------  (Principal Financial and
    Harold A. Hurwitz             Principal Accounting Officer)


/s/ GEORGE WALLACE                Director                         March 28, 2001
--------------------------------
    George Wallace


/s/ DICK ALLEN                    Director                         March 28, 2001
--------------------------------
    Dick Allen


/s/ KIM BLICKENSTAFF              Director                         March 28, 2001
--------------------------------
    Kim Blickenstaff


/s/ W. JAMES FITZSIMMONS          Director                         March 28, 2001
--------------------------------
    W. James Fitzsimmons


/s/ SAMUEL E. NAVARRO             Director                         March 28, 2001
--------------------------------
    Samuel E. Navarro

                            MICRO THERAPEUTICS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 PAGE

Report of Independent Accountants.............................................................    F-2
Consolidated Balance Sheet At December 31, 2000...............................................    F-3
Consolidated Statements Of Operations For The Years Ended December 31, 1999 And 2000..........    F-4
Consolidated Statements Of Stockholders' Equity For The Years Ended December 31, 1999 And 2000    F-5
Consolidated Statements Of Cash Flows For The Years Ended December 31, 1999 And 2000..........    F-6
Notes To Consolidated Financial Statements....................................................    F-7


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Micro Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Micro Therapeutics, Inc. and its subsidiary at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that Micro Therapeutics, Inc. and its subsidiary will continue as a going concern. As discussed in Note 2, the Company has incurred recurring losses and cash outflows from operations which raise substantial doubts about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PRICEWATERHOUSECOOPERS LLP
Orange County, California
February 5, 2001

                            MICRO THERAPEUTICS, INC.
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2000

                              ASSETS:

Current assets:
  Cash and cash equivalents                                                    $  9,872,561
  Accounts receivable, net of allowance for doubtful accounts of $9,794           1,027,477
  Inventories, net                                                                1,727,233
  Prepaid expenses and other current assets                                         394,013
                                                                               ------------
     Total current assets                                                        13,021,284

Property and equipment, net                                                       1,937,726
Patents and licenses, net of accumulated amortization of $291,649                 1,601,086
Other assets                                                                         42,836
                                                                               ------------
     Total assets                                                              $ 16,602,932
                                                                               ============



                             LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                                             $    373,618
  Accrued salaries and benefits                                                     746,193
  Accrued liabilities                                                               404,115
  Deferred revenue                                                                  275,001
  Equipment line of credit                                                           30,693
                                                                               ------------
     Total current liabilities                                                    1,829,620

Deferred revenue                                                                    675,002
Notes payable, net                                                               10,979,805
                                                                               ------------
     Total liabilities                                                           13,484,427
                                                                               ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized;
    no shares issued or outstanding
  Common stock, $0.001 par value, 20,000,000 shares authorized;
    9,980,237 shares issued and outstanding                                           9,980
Additional paid-in capital                                                       56,095,533
  Stockholder notes receivable                                                     (384,575)
  Accumulated deficit                                                           (52,602,433)
                                                                               ------------
     Total stockholders' equity                                                   3,118,505
                                                                               ------------
     Total liabilities and stockholders' equity                                $ 16,602,932
                                                                               ============

The accompanying notes are an integral part of these consolidated financial statements.

                            MICRO THERAPEUTICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                                                     1999             2000
                                                                     ----             ----
Net sales                                                         $  4,097,672     $  5,682,925
Cost of sales                                                        2,861,301        3,225,099
                                                                  ------------     ------------
            Gross margin                                             1,236,371        2,457,826
                                                                  ------------     ------------
Costs and expenses:
 General and administrative                                          2,661,677        2,577,045
 Research and development                                            5,744,563        5,433,281
 Clinical and regulatory                                             1,714,116        2,112,943
 Marketing and sales                                                 2,588,574        3,832,345
                                                                  ------------     ------------
            Total costs and expenses                                12,708,930       13,955,614
                                                                  ------------     ------------
            Loss from operations                                   (11,472,559)     (11,497,788)
                                                                  ------------     ------------
Other income (expense):
 Interest income                                                       498,610          786,118
 Interest expense                                                   (2,831,311)      (1,074,976)
 Other income (expense), net                                           (24,009)           2,156
                                                                  ------------     ------------
                                                                    (2,356,710)        (286,702)
                                                                  ------------     ------------
            Loss before provision for income taxes                 (13,829,269)     (11,784,490)
Provision for income taxes                                                 800              800
                                                                  ------------     ------------
            Net loss                                              ($13,830,069)    ($11,785,290)
                                                                  ============     ============
Per share data:
 Net loss per share (basic and diluted)                                 ($1.86)          ($1.22)
 Weighted average shares outstanding                                 7,446,501        9,628,494

The accompanying notes are an integral part of these consolidated financial statements.

                            MICRO THERAPEUTICS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For The Years Ended December 31, 1999 and 2000



                                                           COMMON STOCK          ADDITIONAL PAID-IN      UNEARNED
                                                        SHARES       AMOUNT           CAPITAL          COMPENSATION
                                                       --------      ------      ------------------    ------------
Balances at January 1, 1999                            6,717,719     $6,718          $29,625,741         $(43,290)

Common stock issued for cash, net of costs of
 $68,282                                                 250,000        250            2,931,468

Compensation related to stock options vesting                 --         --                                43,290
Common stock issued under employee stock purchase
 plan                                                     31,929         32              219,382
Exercise of stock options and warrants                   267,299        267              646,208
Imputed discount on convertible notes payable                 --         --              326,385
Common stock issued for conversion of debt               962,628        963            9,896,515
Compensation related to stock option grants                   --         --              120,000
Net loss                                                      --         --
                                                       ---------     ------          ------------        --------
Balances at December 31, 1999                          8,229,575      8,230           43,765,699               --

Common stock issued for cash, net of costs of
 $726,357                                              1,600,000      1,600           11,208,043

Common stock issued under employee stock purchase
 plan                                                     42,550         42              176,286
Exercise of stock options and warrants                   108,112        108              532,047
Loans to stockholders
Compensation related to stock option grants                                              413,458
Net loss                                                      --         --
                                                       ---------     ------          -----------         --------
Balances at December 31, 2000                          9,980,237     $9,980          $56,095,533               --
                                                       =========     ======          ===========         ========

                                                 STOCKHOLDER NOTES   ACCUMULATED
                                                     RECEIVABLE        DEFICIT        TOTAL STOCKHOLDERS' EQUITY
                                                 -----------------   -----------      --------------------------

Balances at January 1, 1999                                         $(26,987,074)               $  2,602,095

Common stock issued for cash, net of costs
 of $68,282                                                                                        2,931,718

Compensation related to stock options vesting                                                         43,290
Common stock issued under employee stock
 purchase plan                                                                                       219,414
Exercise of stock options and warrants                 (322,590)                                     323,885
Imputed discount on convertible notes payable                                                        326,385
Common stock issued for conversion of debt                                                         9,897,478
Compensation related to stock option grants                                                          120,000
Net loss                                                             (13,830,069)                (13,830,069)
                                                       --------      -----------                ------------
Balances at December 31, 1999                          (322,590)     (40,817,143)                  2,634,196

Common stock issued for cash, net of costs
 of $726,357                                                                                      11,209,643

Common stock issued under employee stock purchase
 plan                                                                                                176,328
Exercise of stock options and warrants                                                               532,155
Loans to stockholders                                   (61,985)                                     (61,985)
Compensation related to stock option grants                                                           413,458
Net loss                                                             (11,785,290)                 (11,785,290)
                                                       --------      -----------                -------------
Balances at December 31, 2000                         $(384,575)    $(52,602,433)               $   3,118,505
                                                       ========     ============                =============

The accompanying notes are an integral part of these consolidated financial statements.

                            MICRO THERAPEUTICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                                                                        1999                2000
                                                                                    ------------        ------------
Cash flows from operating activities:
  Net loss                                                                          ($13,830,069)       ($11,785,290)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                        712,282             850,518
    Amortization of note payable discounts                                               394,624             372,187
    Write down of patent costs                                                                               262,119
    Compensation related to common stock options vesting and grants                      163,290             413,458
    Loss (gain) on sale of equipment                                                      21,260              (2,156)
    Debt conversion charge                                                             1,651,585
    Change in operating assets and liabilities:
       Accounts receivable                                                              (134,049)           (342,459)
      Inventories                                                                       (367,882)           (527,710)
      Prepaid expenses and other current assets                                          (21,862)             68,453
      Accounts payable                                                                  (328,505)            (51,568)
      Accrued salaries and benefits                                                       68,131             458,666
      Accrued liabilities                                                                (22,390)             21,348
      Deferred revenue                                                                  (357,769)           (167,228)
                                                                                    ------------        ------------
                 Net cash used in operating activities                               (12,051,354)        (10,429,662)
                                                                                    ------------        ------------
Cash flows from investing activities:
  Purchase of short-term investments                                                  (4,999,277)
  Maturity of short-term investments                                                   7,498,293
  Additions to property and equipment                                                   (961,771)           (496,947)
  Additions to patents and licenses                                                     (451,905)           (523,686)
  Sale of equipment                                                                       10,600               8,117
  Loans to stockholders                                                                                     (244,655)
  Decrease in other assets                                                                    --              17,707
                                                                                    ------------        ------------
                 Net cash provided by (used in) investing activities                   1,095,940          (1,239,464)
                                                                                    ------------        ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock under employee stock purchase plan              219,414             176,328
  Proceeds from exercise of stock options                                                323,885             532,155
  Proceeds from issuance of common stock, net of issuance costs                        2,931,718          11,209,643
  Borrowing on notes payable                                                           2,000,000
  Repayments on equipment line of credit                                                 (73,317)            (42,605)
                                                                                    ------------        ------------
                 Net cash provided by financing activities                             5,401,700          11,875,521
                                                                                    ------------        ------------

                 Net increase (decrease) in cash and cash equivalents                 (5,553,714)            206,395

Cash and cash equivalents at beginning of year                                        15,219,880           9,666,166
                                                                                    ------------        ------------
Cash and cash equivalents at end of year                                              $9,666,166          $9,872,561
                                                                                    ============        ============

Supplemental cash flow disclosures:
  Cash paid during the year for interest                                            $    921,513        $    635,000
  Cash paid during the year for income taxes                                        $        800        $        800
Supplemental schedule of noncash activities:
  Issuance of notes receivable for stock option exercises                           $    322,590
  Reclassification of stockholder notes receivable
    to other current assets                                                         $         --        $     79,920
  Settlement of stockholder notes receivable
    in lieu of bonus payment for earned services                                    $         --        $    102,750

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

2.       MANAGEMENT'S PLANS

         Additional capital is needed to fulfill the Company's research and development, clinical and regulatory, and sales and marketing goals. Through December 31, 2000, the Company has incurred recurring losses and cash outflows from operations, which raise substantial doubt about the Company's ability to continue as a going concern, and the acquisition of sufficient additional capital is dependent upon future events, the outcome of which is uncertain. In this respect, the Company is considering a number of alternatives, including additional equity financings and corporate arrangements. There can be no assurance that any such transactions will be available at terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders or that the Company will have sufficient working capital to fund future operations. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its ongoing operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation:

         The accompanying consolidated financial statements include the accounts of Micro Therapeutics, Inc. and its wholly-owned subsidiary, Micro Therapeutics International, Inc. (collectively, the "Company"), which was incorporated on June 30, 2000 for the purpose of carrying out certain of the Company's international activities. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Cash Equivalents:

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates market value.

         Short-Term Investments:

         Short-term investments consisted primarily of funds invested in money market instruments and commercial paper which had maximum maturities of six months. The Company classified such investments as held to maturity. The carrying amount of these investments was at cost plus accrued interest, which approximated market value.

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

         The Company continually monitors events and changes in circumstances that could indicate the carrying balances of its property and equipment may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

         Revenue Recognition:

         Product sales and related cost of sales are recognized upon the shipment of product to customers provided the Company has received a purchase order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured, returns are reasonably estimable and there are no remaining obligations. The terms of all product sales are FOB shipping point. Certain of the Company's agreements with distributors of its products provide for additional payments to the Company based on sales of the Company's product by the distributor. Such additional payments are recognized as revenue by the Company upon the sale of the related product by the distributor (Note
         14). Non-refundable fees received from distributors upon entering into multi-year distribution agreements, where there is no culmination of a separate earnings process, are deferred and amortized over the term of the distribution agreement or the expected period of performance, whichever is longer.

         The Company's products are generally under warranty against defects in material and workmanship for a period of one year. The Company provides for the estimated future return of inventory and the estimated costs of warranty at the time of sale based on historical experience. Actual results have been within management's expectations.

         Shipping and Handling Costs

         All shipping and handling costs are expensed as incurred and recorded as a component of sales and marketing in the consolidated statement of operations. Such expenses for the years ended December 31, 1999 and 2000 were not material to the consolidated financial statements.

         Advertising Costs

         All advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 1999 and 2000 were approximately $304,000 and $217,000, respectively.

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

         Fair Value of Financial Instruments

         The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. The carrying amounts of the Company's financial instruments at December 31, 2000 approximate their respective fair value.

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

         Stock-Based Compensation:

         As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation arrangements pursuant to Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provision of SFAS No. 123. Under APB Opinion No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock (i.e., the intrinsic value method). SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic value method provided by APB Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

         The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

         Segment Information:

         The Company discloses segment information under the "management approach" required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products, geographic areas and major customers.

         Based on the evaluation of the Company's financial information, management believes that the Company operates in one reportable segment, in which it develops, manufactures and markets minimally invasive medical devices for diagnosis and treatment of neuro and peripheral vascular diseases. The Company operates in two geographical areas, the United States and international. Revenues are attributed to the country in which the Company's customer is located. During the year ended December 31, 1999 and 2000, there were no material assets or revenues from any individual foreign country.

4.       CASH AND CASH EQUIVALENTS:

         Cash and cash equivalents at December 31, 2000 consist of the following:

         Cash                                       $  694,648
         Cash equivalents                            9,177,913
                                                    ----------
                                                    $9,872,561
                                                    ==========

         Cash equivalents consist of deposits in a money market account.

                            MICRO THERAPEUTICS, INC.

5.       INVENTORIES:

         Inventories at December 31, 2000 consist of the following:

         Raw materials and work-in-process                  $1,223,276
         Finished goods                                        622,798
                                                            ----------
                                                             1,846,074
         Reserve for obsolescence                             (118,841)
                                                            ----------
                                                            $1,727,233
                                                            ==========

6.       PROPERTY AND EQUIPMENT:

         Property and equipment at December 31, 2000 consist of the following:


         Machinery and equipment                            $   947,220
         Tooling                                                259,184
         Leasehold improvements                               1,194,612
         Furniture and fixtures                               1,493,251
         Construction-in-progress                                27,381
                                                            -----------
                                                              3,921,648

         Less, Accumulated depreciation and amortization     (1,983,922)
                                                            -----------
                                                            $ 1,937,726
                                                            ===========


         At December 31, 2000, certain machinery, equipment, furniture and fixtures, with an aggregate original cost of $25,341 and accumulated amortization of $23,140, are recorded under a capital lease.

         Depreciation and amortization expense for the years ended December 31, 1999 and 2000 was $643,145 and $729,702, respectively.

7.       EQUIPMENT LINE OF CREDIT:

         The Company had an equipment line of credit to finance qualified equipment purchases at an implicit interest rate of 14.23%. Outstanding amounts are collateralized by the assets financed. The amount outstanding is due in monthly installments over 48 months which began in June 1997. A total of $30,693 was outstanding under this equipment line of credit as of December 31, 2000.

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

                            MICRO THERAPEUTICS, INC.

8.       NOTES PAYABLE:

         In November 1997, the Company and Guidant Corporation ("Guidant") entered into a convertible subordinated note agreement under which the Company borrowed $5 million. The principal amount of the note is due in October 2002, unless accelerated for certain events such as the termination of the distribution agreement between the Company and Guidant (Note 13), and is convertible, at any time, at Guidant's option, into shares of the Company's Common Stock at a conversion price of $10.25 per share. The note has a stated interest rate of 5% per annum, which the Company has determined is lower than interest rates typically associated with similar debt instruments. Accordingly, the Company recorded a discount on the note of $974,328 upon execution of the agreement, resulting in an imputed interest rate over the term of the note of 10%. Such discount had an unamortized balance of $425,556 at December 31, 2000, and is presented net of the principal amount of the note in the accompanying consolidated balance sheet. Interest payments are due quarterly, in arrears.

         In April 1998, the Company achieved a milestone set forth in the agreement and elected, under the terms of the agreement, to have Guidant loan the Company $2 million and purchase $500,000 of the Company's Common Stock at approximately $10.50 per share. The proceeds were received in May 1998. The loan is due in October 2002 and bears an interest rate of 8% per annum.

         In August 1998, the Company and Abbott Laboratories ("Abbott") entered into convertible subordinated note, credit and security agreements under which Abbott provided the Company with (a) $5 million, in exchange for a subordinated note, due August 2003, convertible at Abbott's option into shares of the Company's Common Stock at a conversion rate of $13.00 per share, and (b) a $5 million credit facility, under which the Company borrowed the entire amount available in November 1998. The amount borrowed under the credit facility was due in November 2003 and was convertible over the five-year life of the underlying note at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion rate of $15.00 per share. Both notes had a stated interest rate of 5% per annum, which the Company determined was lower than interest rates typically associated with similar debt instruments. Accordingly, the Company recorded discounts aggregating $1,948,656 upon execution of the note agreements, resulting in an imputed interest rate over the terms of both notes of 10%. The notes were collateralized by the trademarks, patents and other intellectual property related to the products covered by the distribution agreement between the Company and Abbott (Note 14).

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

         In September 1998, the Company and Century Medical, Inc. ("Century") entered into convertible subordinated note and credit agreements, under which Century provided the Company with (a) $3 million, in exchange for a subordinated note, due September 2003, convertible at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion rate of $15.00 per share, and (b) a $2 million credit facility. The availability of the facility commenced in April 1999, upon the Company obtaining its first CE Mark in Europe for an Onyx(TM)-related application. In September 1999 the Company borrowed the entire $2 million available under the credit facility in exchange for a note (the "Credit Facility Note") which is repayable five years from the date of the agreement and is convertible over the four-year life of the Credit Facility Note at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion rate of approximately $16.35. Both notes have a stated interest rate of 5% per annum, which the Company has determined is lower than interest rates typically associated with similar debt instruments. Accordingly, the Company recorded discounts aggregating $910,982 upon execution of the note agreements, resulting in an imputed interest rate over the term of both notes of 10%. Such discounts had an aggregate unamortized balance of $594,639 at December 31, 2000, and are presented net of the principal amounts of the notes in the accompanying consolidated balance sheet. Interest payments are due quarterly, in arrears.

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

         Future maturities of principal with respect to the notes payable described above, and a reconciliation to the carrying amount of notes payable at December 31, 2000, are as follows:



         YEARS ENDING DECEMBER 31,
         -------------------------

                  2002                                 $ 7,000,000
                  2003                                   5,000,000
                                                       -----------

                     Total future maturities            12,000,000

                  Unamortized discount                  (1,020,195)
                                                       -----------

                  Notes payable                        $10,979,805
                                                       ===========


         Guidant, Abbott and Century each entered into distribution agreements with the Company concurrent with the execution of their respective convertible note agreements described above. The distribution agreements are described in Note 14.

                            MICRO THERAPEUTICS, INC.

9.       PREFERRED STOCK:

         The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences and privileges without stockholder approval. At December 31, 2000, no shares of Preferred Stock were issued or outstanding.

10.      COMMON STOCK:

         On March 10, 2000, the Company sold 1,600,000 shares of its Common Stock under the terms of a Securities Purchase Agreement to accredited investors in conformity with Rule 506 under Regulation D, raising gross proceeds of $11,936,000. The Company and the investors concurrently entered into a Registration Rights Agreement, under which the Company subsequently registered such 1,600,000 shares under the Securities Act within the time frame specified in the Registration Rights Agreement.

         1993 Stock Option Plan:

         The 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the "1993 Plan") provides for the direct sale of shares and the grant of options to purchase shares of the Company's Common Stock to employees, officers, consultants and directors.

         The 1993 Plan includes incentive stock options ("ISOs") and nonqualified stock options ("NSOs"). The option price for the ISOs and NSOs shall not be less than the fair market value of the shares of the Company's Common Stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of Common Stock on the grant date for any individual possessing more than 10% of the total outstanding Common Stock of the Company. The Board of Directors has the authority to determine the time or times at which options become exercisable, which generally occurs over a four-year period. Options expire within a period of not more than ten years from the date of grant. Options expire generally ninety days after termination of employment.

         The 1993 Plan provides for the issuance of up to 650,000 shares of common stock. A summary of the option activity under the 1993 Plan is as follows:

                                                                                      WEIGHTED AVERAGE
                                                                                          PER SHARE
                                              INCENTIVE    NONQUALIFIED      TOTAL     EXERCISE PRICE
                                              ---------    ------------      -----    ----------------


          Balances at January 1, 1999          140,750       117,942        258,692         $1.85

          Granted                                   --            --             --            --
          Exercised                           (114,272)      (78,650)      (192,922)        $1.33
          Canceled                              (3,048)           --         (3,048)        $3.74
                                              --------       --------      --------

          Balances at December 31, 1999         23,430        39,292         62,722         $3.36

          Granted                               12,882       112,118        125,000         $8.56
          Exercised                             (5,806)      (10,400)       (16,206)        $1.32
          Canceled                              (1,556)           --         (1,556)        $2.17
                                              --------      --------       --------
          Balances at December 31, 2000         28,950       141,010        169,960         $7.39
                                              ========      ========       ========

          Exercisable at December 31, 1999      14,442        38,732         53,714         $3.61
                                              ========      ========       ========
          Exercisable at December 31, 2000      19,005        60,226         79,231         $6.16
                                              ========      ========       ========


                            MICRO THERAPEUTICS, INC.

         Additional information with respect to outstanding options as of December 31, 2000 is as follows:


                             OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                             -------------------                                    -------------------
         RANGE OF PER                 WEIGHTED AVERAGE                                      WEIGHTED AVERAGE
            SHARE         NUMBER OF       PER SHARE        WEIGHTED AVERAGE     NUMBER OF      PER SHARE
       EXERCISE PRICES     OPTIONS    EXERCISE PRICES      REMAINING YEARS       OPTIONS    EXERCISE PRICES
       ---------------    ---------   ----------------     ----------------     ---------   ----------------

           $.46              6,792          $ .46                5.07             6,792          $ .46
           $1.54             3,218          $1.54                5.18             3,218          $1.54
       $4.62 - $6.81        69,950          $5.75                7.70            37,171          $5.16
       $8.25 - $9.97        90,000          $9.40                8.74            32,050          $8.99



         The difference between the exercise price and the fair market value at the date of grant of certain options granted from the 1993 Plan prior to the Company's initial public offering in February 1997 is accounted for as unearned compensation and is being amortized to expense over the related vesting period. During the years ended December 31, 1999 and 2000, amortized compensation expense was $43,290 and $0, respectively.

         1996 Stock Incentive Plan:

         The 1996 Stock Incentive Plan (the "1996 Plan") provides for options to purchase shares of the Company's Common Stock and restricted Common Stock grants. The 1996 Plan includes NSOs and ISOs and may include grants to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. In addition, the 1996 Plan, as amended, provides that each non-employee director of the Company be granted an option consisting of 16,000 shares of Common Stock, which option shall vest and become exercisable at the rate of 25% immediately and 25% on the anniversary of such director's initial election during the three-year period following the grant date. Such directors shall also automatically be granted options for an additional 4,000 shares each year thereafter, subject to an aggregate stock ownership limitation of 1% of outstanding shares and options as defined in the 1996 Plan. Options, other than those granted to the non-employee directors as described above, generally vest over a four-year period. Options expire within a period of not more than ten years from the date of grant. Options expire generally 30 days after termination of employment.

         The 1996 Plan provides for the issuance of up to 2,500,000 shares of Common Stock. A summary of the option activity under the 1996 Plan is as follows:



                                                                                                 WEIGHTED AVERAGE
                                                                                                     PER SHARE
                                                   INCENTIVE     NONQUALIFIED        TOTAL         EXERCISE PRICE
                                                   ---------     ------------        -----         --------------

           Balances at January 1, 1999               746,762        172,978          919,740          $   7.96

           Granted                                   347,629        177,995          525,624          $   8.37
           Exercised                                 (69,386)            --          (69,386)         $   5.61
           Canceled                                  (83,942)       (16,186)        (100,128)         $   8.49
                                                   ---------        -------        ---------
           Balances at December 31, 1999             941,063        334,787        1,275,850          $   8.22

           Granted                                   472,269        530,382        1,002,651          $   5.58
           Exercised                                 (88,162)        (3,744)         (91,906)         $   5.56
           Canceled                                 (192,491)       (39,864)        (232,355)         $   8.09
                                                   ----------       --------       ----------

           Balances at December 31, 2000           1,132,679        821,561        1,954,240          $   7.01
                                                   =========        =======        =========

           Exercisable at December 31, 1999          340,273        169,596          509,869          $   8.07
                                                   =========        =======        =========
           Exercisable at December 31, 2000          399,470        238,319          637,789          $   8.09
                                                   =========        =======        =========


                            MICRO THERAPEUTICS, INC.

         Additional information with respect to outstanding options as of December 31, 2000 is as follows:


                               OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                               -------------------                                    -------------------
         RANGE OF PER                 WEIGHTED AVERAGE                                      WEIGHTED AVERAGE
            SHARE         NUMBER OF       PER SHARE        WEIGHTED AVERAGE     NUMBER OF      PER SHARE
       EXERCISE PRICES     OPTIONS    EXERCISE PRICES      REMAINING YEARS       OPTIONS    EXERCISE PRICES
       ---------------    ---------   ----------------     ----------------     ---------   ----------------

        $6.58 - $6.88     1,223,317        $5.60                 9.07            250,933         $5.89
        $7.50 - $11.00      730,923        $9.36                 8.04            386,856         $9.52


         Non-Employee Stock-Based Compensation:

         In 1999 and 2000, the Company recognized consulting expense, included with research and development expense in the accompanying consolidated statements of operations, of $120,000 and $413,458, respectively, relating to the fair value, as estimated using the Black-Scholes option pricing model, of options granted to consultants under the 1993 and 1996 Plans.

         Employee Stock Purchase Plan:

         The Employee Stock Purchase Plan (the "Purchase Plan") covers an aggregate of 200,000 shares of Common Stock and was designed to qualify as a noncompensatory plan under Section 423 of the Internal Revenue Code. The Purchase Plan permits an eligible employee to purchase Common Stock through payroll deductions not to exceed 20% of the employee's compensation. An employee's participation is limited also if such participation results in the employee (a) owning shares or options to purchase shares of stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company, (b) having the right to purchase shares under all employee stock purchase plans of the Company which exceeds $25,000 of fair market value of such shares for any calendar year in which the right is outstanding at any time, or (c) having the right on the last day of any offering period (described below) to purchase in excess of 2,500 shares. The price of the Common Stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period (January 1 or July 1) or on the applicable purchase date (June 30 or December 31). Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. Unless terminated earlier by the Company, the Purchase Plan will terminate in 2007. During 1999 and 2000, purchases by employees under the Purchase Plan resulted in the issuance of 31,929 and 42,550 shares of Common Stock, respectively, and in proceeds to the Company of $219,414 and $176,328, respectively.

         Pro Forma Effect of Stock-Based Compensation:

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined on the fair value at the grant dates for awards under those plans consistent with the method promulgated by SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                                                       FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                                          ------------
                                                                    1999               2000
                                                                    ----               ----
         Net loss:
           As reported                                         ($13,830,069)       ($11,785,290)
                                                                ===========         ===========
           Pro forma for SFAS No. 123                          ($15,144,086)       ($13,402,821)
                                                                ===========         ===========
         Loss per share (basic and diluted):
           As reported                                               ($1.86)             ($1.22)
                                                                      =====               =====
           Pro forma for SFAS No. 123                                ($2.03)             ($1.39)
                                                                      =====               =====


                           MICRO THERAPEUTICS, INC.

         The fair value of each option grant subsequent to the Company's 1997 initial public offering was estimated on the date of the grant using the Black-Scholes option-pricing model. The assumptions used for the years ended December 31, 1999 and 2000 were as follows: the average risk-free interest rate was 5.84% and 6.08%, respectively; generally the exercise price is equal to the fair market value of the underlying Common Stock at the grant date after consideration of any related unearned compensation recorded in the financial statements; the expected life of the option is the expected time to exercise, estimated to be four years from the date of grant, for options granted to employees, and the term to expiration, generally 10 years from the date of grant, for options granted to non-employees; expected volatility was 67% and 65%, respectively; the weighted average grant date fair value of options was $4.51 and $3.18, respectively; and the Common Stock is expected to pay no dividends.

11.      INCOME TAXES:

         The following table presents the current and deferred income tax provision for federal and state income taxes:

                                                   FOR THE YEARS ENDED
                                                       DECEMBER 31,
                                                       ------------
                                                   1999           2000
                                                   ----           ----

         Current:
           Federal                                   --             --
           State                                   $800           $800
                                                   ----           ----
                                                    800            800
         Deferred:
           Federal                                   --             --
           State                                     --             --
                                                   ----           ----
                                                   $800           $800
                                                   ====           ====


         The tax effects of temporary differences which give rise to the deferred tax provision (benefit) consist of:

                                                            FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                           1999             2000
                                                        -----------     -----------
         Capitalized research and development costs       ($570,407)    ($2,969,333)
         Capitalized inventory costs                         11,663         (19,202)
         Intangibles                                          2,657         (32,547)
         Accrued expenses                                   (49,443)        (38,252)
         Tax credit carryforwards                          (510,774)       (527,804)
         Net operating loss carryforwards                (4,941,214)     (1,364,976)
         Deferred revenue                                    42,840         (32,130)
         Other                                               60,104          44,022
         Valuation allowance                              5,954,574       4,940,222
                                                        ----------      -----------
                                                        $        --     $        --
                                                        ===========     ===========

                           MICRO THERAPEUTICS, INC.

         The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

                                                             FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                             1999           2000
                                                             ----          ------
         Statutory regular federal income tax rate          (34.00%)       (34.00%)
         Meals and entertainment                              0.18           0.22
         State taxes                                          0.01           0.01
         Tax credit carryforwards                            (1.73)         (1.91)
         Change in valuation allowance                       36.20          34.92
         Other, net                                          (0.65)          0.77
                                                            -------        ------
         Effective tax rate                                   0.01%          0.01%
                                                            ======         ======

         The components of the net deferred tax asset at December 31, 2000 are as follows:

         Capitalized research and development costs                  $ 6,996,233
         Capitalized inventory costs                                      67,266
         Intangibles                                                      33,979
         Accrued expenses                                                183,551
         State taxes                                                         272
         Tax credit carryforwards                                      1,969,030
         Net operating loss carryforwards                             12,737,134
         Deferred revenue                                                406,980
         Other                                                            81,288
              Valuation allowance                                    (22,475,733)
                                                                     -----------
              Net deferred tax asset                                 $        --
                                                                     ===========

         The Company has established a valuation allowance against its deferred tax assets because it was determined by management that it was more likely than not at the balance sheet date that such deferred tax assets would not be realized. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

         At December 31, 2000, the Company had net operating loss carryforwards for federal and state purposes of approximately $34,070,000 and $13,047,000, respectively. The net operating loss carryforwards begin expiring in 2009 and 2001, respectively. The Company also has research and experimentation credit carryforwards for federal and state purposes of approximately $1,072,000 and $777,000, respectively. The research and experimentation credits begin to expire in 2009 for federal purposes and carry forward indefinitely for state purposes. The Company has a manufacturer's investment credit for state purposes of approximately $121,000. The manufacturer's investment credit will begin to expire in 2005.

         The utilization of net operating loss and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

                           MICRO THERAPEUTICS, INC.

12.      COMMITMENTS AND CONTINGENCIES:

         The Company has an operating lease for office, research and manufacturing space in a facility located in Irvine, California, which expires in 2003 and has two three-year renewal options. The lease provides for minimum annual increases in rent based on a cost of living index. For financial statement reporting purposes, such minimum increases have been included in calculating the total minimum cost of the lease, which cost has been allocated on a straight-line basis over the initial term of the lease. This allocation has resulted in deferred rent as of December 31, 2000, amounting to $43,173, which is included in accrued liabilities in the accompanying consolidated balance sheet.

         As of December 31, 2000, the future noncancelable minimum lease commitments are as follows:

           YEARS ENDING
           DECEMBER 31:
           ------------
              2001                                                 $494,275
              2002                                                  509,104
              2003                                                  390,355

         Rent expense for the years ended December 31, 1999 and 2000 was $545,188 and $575,798, respectively.

         The Company has agreements with certain of its suppliers of coatings for its micro catheter, access and delivery products under which the Company pays royalties in a range of 1.5% to 3% of sales of such products bearing either of such coatings. Royalty expense under these agreements aggregated $12,881 in 1999 and $57,001 in 2000.

13.      RELATED PARTY TRANSACTIONS:

         The Company has entered into various licensing and consulting agreements, some of which are either with stockholders or with consultants to whom the Company has granted options to purchase shares of the Company's common stock in conformity with either the 1993 or 1996 Plans (Note 10). Under these agreements, the Company is required to pay royalties ranging from 1% to 4% of net sales on applicable products, some of which are in development, as defined in the individual licensing and consulting agreements. Royalty expense under these agreements was $32,075 and $63,947 in 1999 and 2000, respectively.

         In November 1999, an employee of the Company and certain officers, one of whom is no longer an officer and became Chairman of the Company's Board of Directors in December 2000, exercised options in conformity with the 1996 Plan (Note 10), resulting in the issuance of an aggregate of 79,634 shares of the Company's Common Stock, and issued full-recourse notes to the Company in the aggregate amount of $322,590. The notes are collateralized by such shares of the Company's Common Stock, are due November 2002 and bear an interest rate of 5.47% per annum. In April 2000, the Company made loans to these individuals in exchange for full-recourse notes in the aggregate amount of $244,655. The notes are collateralized by shares of the Company's common stock owned by the individuals, are due April 12, 2003 and bear an interest rate of 6.49% per annum. In January 2001, the Company and its Chairman agreed to offset incentive compensation otherwise payable to him against all of the principal and accrued interest of one of the notes receivable from him, which aggregated $107,543 at December 31, 2000. In February 2001, the Chairman repaid the principal and accrued interest of the remaining note receivable from him, which aggregated $85,128 at December 31, 2000.

                           MICRO THERAPEUTICS, INC.

         The Company manufactures products for sale to certain companies which license technology from the Company (Note 17). Sales to these companies aggregated $73,420 and $125,374 in 1999 and 2000, respectively.

         The Company manufactures products for sale to a privately-held business whose President and Chief Executive Officer is the Company's Chairman. Sales to this business were $22,582 and $21,890 in 1999 and 2000, respectively.

14.      DISTRIBUTION AGREEMENTS:

         Concurrent with the execution of their respective convertible note agreements described in Note 8, Guidant, Abbott and Century each entered into distribution agreements with the Company.

         Guidant Corporation:

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

         Abbott Laboratories:

         The Company and Abbott entered into a distribution agreement in August 1998, which provided Abbott with exclusive rights to distribute the Company's peripheral blood clot therapy products in the U.S. and Canada. On June 28, 2000, the parties entered into a revised agreement, as described below.

         The August 1998 distribution agreement required Abbott to furnish the Company with a non-refundable $1 million marketing payment upon Abbott's first commercial sale of product. This payment, received by the Company in October 1998, was recorded as deferred revenue by the Company, and is being amortized on a straight-line basis over the initial term of the agreement, which continues through 2008 and is considered to approximate the expected period of performance.

         The August 1998 distribution agreement with Abbott required the Company to commit the resources of its sales representatives for the first six months of the agreement to the transition of the distribution function to Abbott. This six-month period terminated on March 31, 1999. In April and August 1999, Abbott agreed to make additional quarterly $500,000 payments to the Company solely as consideration for the continued resource commitment of the Company's sales representatives to the transition of distribution to Abbott during each of the quarters ended June 30, 1999 and September 30, 1999. These additional payments, which are reflected as a reduction of selling expenses in the accompanying 1999 statement of operations, were received by the Company in July 1999 and November 1999.

                           MICRO THERAPEUTICS, INC.

         Under the terms of the August 1998 distribution agreement, upon shipment of product by the Company to Abbott, the Company received an initial purchase price payment from Abbott as provided in the agreement, which was recorded as revenue by the Company upon shipment to Abbott. Additional purchase price payments were made by Abbott to the Company based upon Abbott's net sales, as defined in the agreement. Such additional purchase price payments were recorded as revenue by the Company upon Abbott's sale of the related product.

         The June 2000 distribution agreement between the Company and Abbott supercedes the previously-existing August 1998 distribution agreement. Under the June 2000 agreement, the Company has certain responsibilities for marketing and promotion of the Company's peripheral blood clot therapy products in the United States and Canada.

         As in the August 1998 distribution agreement, the June 2000 agreement provides for the Company to receive an initial purchase price payment from Abbott upon shipment of product by the Company to Abbott, and an additional purchase price payment, based upon, and calculated as a percentage of, Abbott's net sales, as defined in the agreement. The Company recognizes as sales the initial purchase price upon shipment of product to Abbott, and the additional purchase price upon Abbott's reporting of sales to its customers.

         The June 2000 agreement also provides for (a) an increase, relative to the provisions of August 1998 distribution agreement, in the maximum initial purchase price the Company may receive, effective for purchases of product made by Abbott from the Company commencing January 1, 2000,
         (b) increases, relative to the provisions of the August 1998 distribution agreement, in the percentage underlying the calculation of the additional purchase price, effective as of the date of the June 2000 agreement, with additional scheduled increases in this percentage to be effective January 1, 2001 and 2002, after which the percentage remains constant for the remaining term of the agreement, (c) the non-refundable prepayment by Abbott of such additional purchase price in 2000 in the aggregate amount of $700,000, $350,000 of which was received by the Company in July 2000, and the remaining $350,000 of which was received by the Company in October 2000, and (d) further increases in the percentage underlying the calculation of the additional purchase price in the event net sales exceed defined levels. As of the effective date of the June 2000 agreement, the Company recorded as deferred revenue (i) increases in the initial purchase price for product purchases made by Abbott prior to the effective date of the agreement, and (ii) the $700,000 prepaid additional purchase price. Such deferred revenue is being amortized into income through 2001, so as to result in a constant percentage underlying the calculation of the additional purchase price over the term of the agreement.

         The June 2000 agreement has an initial term through 2008, which may be extended by mutual agreement. Abbott may terminate the agreement upon 180 days written notice, and the Company will have the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events have not occurred or if Abbott has not achieved certain performance criteria, as defined in the agreement, as of the preceding June 30 in each year from 2002 through 2007. The agreement is also terminable by the Company's successor in the event of a change of control of the Company. In such event, Abbott has the option to purchase the peripheral blood clot therapy line of business at a mutually agreed-upon price, or the Company's successor may pay a termination fee based upon Abbott's historical sales levels as defined in the agreement.

                           MICRO THERAPEUTICS, INC.

         Century Medical, Inc.:

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

         Under the terms of the distribution agreement, Century made a $500,000 advance payment to the Company on September 30, 1998, which amount was applied against Century's first purchase orders for the Company's peripheral blood clot therapy products. The Company recorded this payment as deferred revenue and recognized sales revenue from such amount as the Company made shipments to Century under such purchase orders. Under the terms of the distribution agreement, upon achievement of the first regulatory approval in Japan for an application using Onyx, Century will make a $1 million advance payment to the Company, which amount is to be applied against Century's first future purchase orders for Onyx-related product.

         Other Distribution Agreements:

         The Company's products are distributed internationally, other than in territories covered under the agreements with Guidant and Century described above, by various independent distributors.

15.      CONCENTRATIONS OF CREDIT RISK:

         At December 31, 2000, the Company had approximately $9,934,000 of cash and cash equivalents that were in excess of the federally-insured limit of $100,000 per bank. All such investments are in the custody of one bank.

         Prior to October 1, 1998, the effective date of the Company's distribution agreement with Abbott (Note 14), the Company's customers in the United States were primarily hospitals. Subsequent to that date, Abbott became the Company's primary customer in the United States and accounted for 18% of the Company's accounts receivable at December 31, 2000. Internationally, distributors, including Guidant and Century, are the Company's primary customers, and accounted for 21% and 11%, respectively, of the Company's accounts receivable at December 31, 2000.

                           MICRO THERAPEUTICS, INC.

16.      SEGMENT INFORMATION:

         Information with respect to net sales for the years ended December 31, 1999 and 2000 is as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                            1999            2000
                                                                          ----------     ----------
         Peripheral blood clot therapy
              United States                                               $2,540,231     $2,172,983
              International                                                  188,395        155,110
                                                                          ----------     ----------
                   Total peripheral blood clot therapy revenues            2,728,626      2,328,093
                                                                          ----------     ----------

         Onyx
              United States                                                   13,605         25,700
              International                                                  160,754        900,736
                                                                          ----------     ----------
                   Total Onyx revenues                                       174,359        926,436
                                                                          ----------     ----------

         Micro catheter, access and delivery
              United States                                                  488,875        509,049
              International                                                  622,749      1,771,940
                                                                          ----------     ----------
                   Total micro catheter, access and delivery revenues      1,111,624      2,280,989
                                                                          ----------     ----------

         Other
              United States                                                   81,583        147,264
              International                                                    1,480            143
                                                                          ----------     ----------
                   Total other revenues                                       83,063        147,407
                                                                          ----------     ----------

         Total revenues                                                   $4,097,672     $5,682,925
                                                                          ==========     ==========


         Information with respect to net sales to Abbott and Guidant, net sales to whom exceeded 10% of total net sales for either or both of the years ended December 31, 1999 and 2000, is as follows:

                       PERCENT OF NET SALES BY SEGMENT AND IN TOTAL FOR THE YEAR ENDED DECEMBER 31, 1999
                       ---------------------------------------------------------------------------------
                         PERIPHERAL BLOOD                    MICRO CATHETER,
          CUSTOMER         CLOT THERAPY         ONYX       ACCESS AND DELIVERY       OTHER       TOTAL
          ----------------------------------------------------------------------------------------------
          Abbott               93%               --                 --                 --          62%
          Guidant              --                59%                18%                --           7%

                     PERCENT OF NET SALES BY SEGMENT AND IN TOTAL FOR THE YEAR ENDED DECEMBER 31, 2000
                       ---------------------------------------------------------------------------------
                         PERIPHERAL BLOOD                    MICRO CATHETER,
          CUSTOMER         CLOT THERAPY         ONYX       ACCESS AND DELIVERY       OTHER       TOTAL
          ----------------------------------------------------------------------------------------------
          Abbott               93%               --                 --                 --          38%
          Guidant              --                68%                39%                --          27%

                           MICRO THERAPEUTICS, INC.

17.      LICENSING TRANSACTIONS:

         The Company has an approximate 14% equity interest in, and a license agreement with, Genyx Medical, Inc., ("Genyx"). The license agreement allows Genyx to develop non-vascular applications for gynecological and urological procedures using the Company's proprietary Onyx technology. The license agreement also provides for a royalty arrangement whereby Genyx will compensate the Company based on net revenues derived from sale of licensed products by Genyx.

         The Company has a license agreement with a company (the "licensee") under which the licensee may develop non-vascular applications using the Company's proprietary Onyx technology in the gastrointestinal tract, and pay the Company a royalty based on net revenues derived from the licensee's sale of licensed products. The Company has an approximate 25% equity interest in the licensee. Because the Company's carrying value of its investment in the licensee is $0 and the Company has no obligation to fund the licensee's operations, the Company is not required by generally accepted accounting principles to recognize its equity share of the licensee's losses.

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

3.2      Bylaws of the Company, as currently in effect.(1)

10.1     Form of Directors' and Officers' Indemnification Agreement.(1)

10.2     License Agreement dated June 1, 1993 between the Company and
         Andrew Cragg.(1)

10.3     Consulting Agreement dated October 1, 1996 between the Company and
         Andrew Cragg.(1)

10.4 Industrial Real Estate Lease dated June 10, 1998 between the Company and New Goodyear, LTD., a California Limited Partnership. (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 1999)

10.5 Amended and Restated Investors Rights Agreement dated February 9, 1995, among the Company, the Investors named therein and the Common Holders named therein, as amended on May 17, 1996 and June 27, 1996.(1)

10.6     1993 Incentive Stock Option, Nonqualified Stock Option and Restricted
         Stock Purchase Plan.(1),(3)

10.7     1996 Stock Incentive Plan, as amended.(1),(3)

10.8     Employee Stock Purchase Plan, as amended.(1),(3)

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

10.12 First Amendment to Distribution Agreement dated August 17, 1998 between the Company and Guidant Corporation. (Incorporated by reference to Exhibit 10.12 of the Company's Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 1999)

10.13 Second Amendment to Distribution Agreement dated July 23, 1999 between the Company and Guidant Corporation. (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-QSB as filed with the Securities and Exchange Commission on August 12, 1999)

10.20    Amendment to Convertible Subordinated Note Agreement and Credit
         Agreement dated May 21, 1999 between the Company and Abbott.
         (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K as filed with the Securities and Exchange Commission on June 2, 1999)

10.21    Termination of Credit Agreement and Security Agreement dated May 21,
         1999 between the Company and Abbott. (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K as filed with the Securities and Exchange Commission on June 2, 1999)


10.22    Notice of Conversion of First Note, dated May 21, 1999, executed by
         Abbott. (Incorporated by reference to Exhibit 10.3 of the Company's
         Form 8-K as filed with the Securities and Exchange Commission on June
         2, 1999)

10.23 Notice of Conversion of Second Note, dated May 21, 1999, executed by the Company. (Incorporated by reference to Exhibit 10.4 of the Company's Form 8-K as filed with the Securities and Exchange Commission on June 2, 1999)

10.24    Put Option Agreement, dated October 26, 1999 between the Company and
         Abbott. (Incorporated by reference to Exhibit 10.24 of the Company's
         Form 10-KSB as filed with the Securities and Exchange Commission on March 30, 2000)

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

10.29    Stockholder Rights Plan. (Incorporated by reference to Exhibit 1 of the
         Company's Form 8-A/12G as filed with the Securities and Exchange
         Commission on June 3, 1999)

10.30 Securities Purchase Agreement dated March 10, 2000 between the Company and Pequot Capital Equity Fund II LP, Framlington Health, Bridge & Co.
         and Munder Health. (Incorporated by reference to Exhibit 10.30 of the Company's Form 10-KSB as filed with the Securities and Exchange
         Commission on March 30, 2000)

10.31 Registration Rights Agreement dated March 10, 2000 between the Company and Pequot Capital Equity Fund II LP, Framlington Health, Bridge & Co.
         and Munder Health. (Incorporated by reference to Exhibit 10.31 of the Company's Form 10-KSB as filed with the Securities and Exchange
         Commission on March 30, 2000)

10.32    Agreement dated June 28, 2000 between the Company and Abbott
         Laboratories (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB as filed with the Securities and Exchange
         Commission on August 11, 2000) (4)

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