Form 10KSB/A
period 2000-12-31
MICRO THERAPEUTICS INC
filed 2001-04-26
CIK 311407

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

                          COMMISSION FILE NUMBER 0-6523

                                ----------------

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

        Issuer's revenues for its most recent fiscal year were $5,682,925.

        As of March 26, 2001, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates, computed by reference to the price at which common equity was sold on such date, was approximately $28,682,016.

        9,981,689 shares of Common Stock were outstanding at March 26, 2001.

                                ----------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS

        The directors of the Company are as follows:

                     NAME                    AGE                      POSITION
                     ----                    ---                      --------
       George Wallace                        42       Chairman of the Board of Directors
       John Rush                             42       Chief Executive Officer, President and Director
       Dick Allen                            57       Director
       Kim Blickenstaff                      48       Director
       W. James Fitzsimmons                  44       Director
       Samuel Navarro                        45       Director


        Mr. Wallace is a founder of the Company and served as Chief Executive Officer and President from the Company's formation in June 1993, until December 2000, when he became the Chairman of the Board of Directors. From 1989 to 1993, Mr. Wallace was with Applied Medical Resources, holding a number of positions, the last of which was the General Manager of its Applied Vascular and Applied Urology Divisions. Applied Medical Resources is a manufacturer of specialty surgical products used in general, vascular and urologic surgery. From 1986 to 1989, Mr. Wallace was Vice President of Marketing and Sales for Vaser, Inc., a laser angioplasty company with peripheral and coronary laser angioplasty systems. From 1980 to 1986, Mr. Wallace held various positions in sales, sales management, marketing and marketing management at Edwards Laboratories, a division of American Hospital Supply and later Baxter International. Mr. Wallace holds a B.S. in Marketing from Arizona State University.

        Mr. Rush has been a director of the Company and the Company's Chief Executive Officer and President since December 2000. He joined the Company in May 2000, initially as Executive Vice President of Marketing and Sales prior to being promoted to Chief Operating Officer in November 2000. Before he joined the Company, from 1998 to May 2000, he served as Vice President, Sales and Marketing, and General Manager at Boston Scientific Asia Pacific PTE LTD. From 1995 to 1998, Mr. Rush served as the director of sales of the Scimed Life Systems division of Boston Scientific Corporation, where he had previously served as a regional sales manager from 1990 to 1995. From 1986 to 1990, he served as a regional sales manager for Coopervision-Cilco (now Alcon Surgical). Mr. Rush holds a B.S. in Pharmacy from the Philadelphia College of Pharmacy and Science.

        Mr. Allen has been a director of the Company since June 1994. He is the President of DIMA Ventures, Inc., a private investment firm providing seed capital and board-level support for start-up companies in the healthcare field. He was a founder of Caremark, Inc., a home infusion therapy company (later acquired by Baxter International) and served as a Vice President from its inception in 1979 until 1986. From 1968 to 1978, Mr. Allen held various management positions with Baxter International. Mr. Allen also served as a Lecturer in Management at the Stanford University Graduate School of Business from 1989 to 1992. He was a founder and director of Pyxis Corporation (later acquired by Cardinal Health Inc.) and is a member of the boards of several private companies. He is currently the Chairman of the Board of Hoag Memorial Hospital Presbyterian. Mr. Allen holds a B.S. from Yale University and an M.B.A. from Stanford University Graduate School of Business.

        Mr. Blickenstaff has been a director of the Company since July 1997. Mr. Blickenstaff is President, Chief Executive Officer, director and co-founder of Biosite Diagnostics, Inc., a leading point-of care diagnostics company. Prior to forming Biosite Diagnostics, Inc. in 1988, Mr. Blickenstaff held various positions over a five year period with Hybritech, Inc. and was responsible for developing business plans and financing strategies which resulted in raising $70 million to fund Hybritech's development of cancer diagnostic and therapeutic products. Prior to joining Hybritech, Mr. Blickenstaff held various management positions with The Christiana Companies Inc., National

Health Laboratories, and Baxter Travenol Laboratories. Mr. Blickenstaff received his M.B.A. from the Graduate School of Business at Loyola University in Chicago.

        Mr. Fitzsimmons has been a director of the Company since February 2000. Mr. Fitzsimmons is the founder of Scout Medical Technologies, LLC, a medical device incubation firm, and has been the managing director since September 2000. He is also the co-founder, interim Chief Executive Officer and director of Cardiac Dimensions, Inc., a privately held medical device company developing novel technology to treat congestive heart failure. From 1997 to 1999, Mr. Fitzsimmons was the Senior Vice President and General Manager of the Cardiac and Vascular Surgery Group of Guidant Corporation. From 1991 to 1997, Mr. Fitzsimmons was the President and Chief Executive Officer of Endovascular Technologies, Inc., which develops minimally invasive therapeutic devices and was acquired by Guidant Corporation in 1997. Mr. Fitzsimmons currently sits on the board of directors of Vnus Medical Technologies, Inc., which develops therapeutic devices to treat Venus disease, and Broncus, Inc. which is developing therapeutic medical devices to treat pulmonary disease. Mr. Fitzsimmons holds an M.B.A. from Seattle University and a B.S. in Biology from Seattle University.

        Mr. Navarro has been a director of the Company since September 2000. Since 1998, Mr. Navarro has been the Global Head of Health Care Corporate Finance at ING Barings LLC, an international corporate investment bank. Mr. Navarro joined ING Barings in 1993 and has served as Associate Director of Americas Equity Research and Global Head of Medical Technology Equity Research until 1998. Before joining ING Barings in 1993, Mr. Navarro was managing director of equity research, following the medical technology sector, for the Union Bank of Switzerland (UBS). He is a member of Cornell University's Biomedical Engineering Board of Advisors and serves on the board of directors of PhotoMedex, Inc. Mr. Navarro holds an M.B.A. from the Wharton School of the University of Pennsylvania, an M.S. in engineering from Stanford University and a B.S. in engineering from the University of Texas.

OTHER EXECUTIVE OFFICERS

        The other current executive officers of the Company are as follows:

        Mr. Harold Hurwitz, 49, joined the Company in December 1997 as Chief Financial Officer. From May 1997 until joining the Company, Mr. Hurwitz was Chief Financial Officer of Opal Concepts, Inc., a privately held company in the haircare industry. From February 1997 through April 1997, Mr. Hurwitz was a partner with Scott, Bankhead & Co., a certified public accounting firm. From September 1974 to October 1996, Mr. Hurwitz was an employee and partner with Coopers & Lybrand L.L.P., a certified public accounting firm. Mr. Hurwitz holds a B.A. in Economics from the University of California, Los Angeles.

        Mr. William McLain, 51, joined the Company in September 1996 as Vice President Operations. From January 1990 until joining the Company, Mr. McLain held several positions at Applied Medical Resources, including Vice President of Operations from January 1994 until January 1995, Director of Materials and Planning, Director of Product Development for Laparoscopy and Director of Process Development from January 1990 until January 1994. From 1976 to 1990, Mr. McLain held various engineering and management positions with C.R Bard, American Hospital Supply, and Allergan, Inc. Mr. McLain holds an M.B.A. from Pepperdine University and a B.S. in Physics from the University of Colorado.

        Mr. Earl Slee, 41, joined the Company in April 1998 as Vice President Research and Development. From August 1995 until 1998, Mr. Slee was Vice-President Research and Development with Aequitron Medical, Inc., a manufacturer of portable respiratory care devices. From June 1992 until August 1995, Mr. Slee was Director of Engineering with Instromedix, a manufacturer of portable EKG monitors. From 1978 to 1992, Mr. Slee held various engineering and management positions with Pfizer, Welch Allyn and Hughes Aircraft Co. Mr. Slee holds an M.B.A. from the Tuck School of Business, Dartmouth College, an M.S.E.E. from San Diego State University, and a B.A. in Physics from the University of California, San Diego.

        Mr. Kevin Daly, 44, joined the Company in April 1999 as Vice President, Regulatory Affairs and Quality Assurance. From April 1998 to April 1999, Mr. Daly was the Director, Regulatory and Clinical Affairs of Medtronic Interventional Vascular, a manufacturer of angioplasty catheters, implants and related devices. From 1996 to 1998, Mr. Daly was the Director, Regulatory Affairs/Compliance Standards of InterVentional

Technologies, Inc., a manufacturer of cardiovascular devices. From December 1995 to June 1996, he worked as a Regulatory Affairs Consultant. From 1994 through 1995, Mr. Daly was the Vice President of AccuLase, Inc., a medical device manufacturer. Mr. Daly holds a B.S. in Biology from Fairleigh Dickinson University.

        Mr. Brett Wall, 36, joined the Company in September 2000 as the Senior Director of Marketing. From September 1999 to September 2000, Mr. Wall was the Director of Marketing, Cardiovascular, for Boston Scientific Singapore, a multinational manufacturer of medical devices, and as Group Marketing Manager, Cardiology, from March 1997 to September 1999. He was Boston Scientific's Marketing Manager, Japan, from September 1995 to March 1997. Mr. Wall served C.R. Bard, Inc., a developer, manufacturer and supplier of medical products and services, as International Market Manager from May 1994 to September 1995, as Area Market Manager from October 1992 to May 1994, and held various management positions at C.R. Bard from 1991 to 1992. Mr. Wall holds a B.S. in Comprehensive Business Administration, with an emphasis in Marketing, from the University of Nebraska at Kearney.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission and The Nasdaq Stock Market. Such directors, executive officers and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely upon its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under Section 16(a) of the Exchange Act applicable to its directors, officers and any persons holding ten percent or more of the Company's common stock were made with respect to the Company's fiscal year ended December 31, 2000, except that John Rush, a director and chief executive officer of the Company, missed timely filing a Form 3 upon first becoming subject to the filing requirements under Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

        The following table sets forth compensation earned during the three fiscal years ended December 31, 1998, 1999 and 2000 by the Company's Chief Executive Officer and the four other most highly compensated executive officers whose total salary and bonus during 2000 exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM
                                               ANNUAL COMPENSATION            COMPENSATION
                                        ---------------------------------     ------------
                                                                                 AWARDS
                                                                              ------------
                                                                               SECURITIES
                                                                               UNDERLYING    ALL OTHER
    NAME AND PRINCIPAL POSITION         YEAR     SALARY ($)     BONUS ($)     OPTIONS (#)    COMP. (1)
    ---------------------------         ----     ----------     ---------     ------------   ---------
John Rush (2)                           2000      118,000        68,900           300,000        --
  Chief Executive Officer and           1999           --            --                --        --
      President,                        1998           --            --                --        --


George Wallace (3)                      2000      234,100       107,543(4)        110,000        --
  Chief Executive Officer and           1999      211,000        40,000            18,813        --
      President                         1998      196,200            --            30,000        --
  Chairman of the Board of Directors

Harold Hurwitz                          2000      162,100        28,000            40,000        --
  Chief Financial Officer               1999      145,800        20,000            13,125        --
                                        1998      135,000            --            15,000        --

William McLain                          2000      153,500        25,000            40,000        --
  Vice President - Operations           1999      139,150        22,000            13,125        --
                                        1998      125,125            --            15,000        --

Earl Slee (5)                           2000      167,601        27,000            42,000        --
  Vice President -- Research and        1999      151,525         8,000                --        --
  Development                           1998      176,533(6)         --                --        --

Kevin Daly (7)                          2000      153,950        24,000            48,000        --
  Vice President - Regulatory           1999      107,154        15,000            73,125        --
     Affairs                            1998           --                              --        --
  and Quality Assurance


(1) Does not reflect certain personal benefits, which in the aggregate are less than 10% of each Named Executive Officer's salary and bonus.

(2) Mr. Rush was hired on May 10, 2000, was promoted to Chief Operating Officer on November 6, 2000, and became Chief Executive Officer on December 13, 2000.

(3) Mr. Wallace served as Chief Executive Officer of the Company from June 1993 until December 13, 2000, when he became Chairman of the Board of the Company and resigned as Chief Executive Officer.

(4) Used to offset payment due to the Company pursuant to a promissory note issued to the Company by Mr. Wallace (see Certain Transactions and Related Transactions).

(5)     Mr. Slee was hired on April 6, 1998.

(6) Includes $69,430 in additional compensation as reimbursement for relocation expenses.

(7)     Mr. Daly was hired on March 29, 1999.

OPTION MATTERS

        Option Grants. The following table sets forth certain information concerning grants of options to each of the Company's Named Executive Officers during the fiscal year ended December 31, 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

                               (INDIVIDUAL GRANTS)

                          NUMBER OF        % OF TOTAL
                         SECURITIES           OPTIONS
                         UNDERLYING         GRANTED TO          EXERCISE
                           OPTIONS         EMPLOYEES IN           PRICE           EXPIRATION
        NAME             GRANTED (#)      FISCAL YEAR (1)       ($/SHARE)            DATE
        ----             -----------      ---------------       ---------         ----------
George Wallace              10,000             0.92%             $9.9688            1/18/10
                           100,000             9.15%             $5.1875            6/20/10
John Rush                  180,000            16.47%             $5.1875            6/20/10
                            20,000             1.83%             $6.5000            11/6/10
                           100,000             9.15%             $4.8750           12/11/10
Harold Hurwitz              10,000             0.92%             $9.9688            1/18/10
                            30,000             2.75%             $5.1875            6/20/10
William McLain              10,000             0.92%             $9.9688            1/18/10
                            30,000             2.75%             $5.1875            6/20/10
Kevin Daly                  18,000             1.65%             $9.9688            1/18/10
                            30,000             2.75%             $5.1875            6/20/10
Earl Slee                   12,000             1.10%             $9.9688            1/18/10
                            30,000             2.75%             $5.1875            6/20/10


(1) Options to purchase an aggregate of 1,092,651 shares of common stock were granted to employees, including the Named Executive Officers during the fiscal year ended December 31, 2000.

        Aggregate Option Exercises in Last Fiscal Year. The following table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2000. Also reported are the values for "in the money" options which represent the positive spread between the exercise prices of any such existing stock options and the fiscal year end price of the Company's common stock ($4.6875 per share).

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                    NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                               UNDERLYING UNEXERCISED OPTIONS         IN-THE-MONEY OPTIONS
                                   AT FISCAL YEAR END (#)            AT FISCAL YEAR END ($)
                               ------------------------------     -----------------------------
                NAME            EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
                ----            -----------     -------------     -----------     -------------
       George Wallace              51,555          117,178            --               --
       John Rush                      417          299,583            --               --
       Harold Hurwitz              67,315           50,810            --               --
       William McLain              43,864           44,336            --               --
       Kevin Daly                  44,875           76,250            --               --
       Earl Slee                   75,285           64,840            --               --

EMPLOYMENT AND SEVERANCE AGREEMENTS

        The Company is not a party to any written employment or severance agreements with its executive officers.

DIRECTORS' FEES

        Prior to July 2000, the Company's directors were not paid cash compensation for their services on the Company's Board of Directors. However, as of July 2000, all non-employee directors have been compensated in the amount of $2,000 for each meeting of the Board of Directors attended and $500 for each committee meeting attended. Additionally, all directors will continue to be reimbursed for certain expenses incurred for meetings of the Board of Directors which they attended. At the discretion of the Board of Directors, each non-employee director will be granted options under the Company's 1996 Stock Incentive Plan. Currently, each non-employee director shall receive an initial grant of 16,000 shares, vesting 25% immediately and the remaining 75% over the following three years, plus an annual grant of 4,000 shares upon each reelection, vesting 25% immediately and the remaining 75% over the following three years. In fiscal year 2000, Mr. Fitzsimmons was granted options to purchase 8,000 shares upon his election to the Board of Directors in February 2000, and Mr. Navarro was granted options to purchase 16,000 shares upon his election to the Board of Directors in September 2000. Mr. Allen, Mr. Blickenstaff and Mr. Fitzsimmons were each granted options to purchase 2,000 shares in May 2000 and 2,000 shares pursuant to their reelection to the Board of Directors in September 2000. Ms. Wende Hutton was granted options to purchase 2,000 shares pursuant to her reelection to the Board of Directors in May 2000. Ms. Hutton resigned from the Board of Directors on September 6, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Set forth below is certain information as of April 13, 2001 regarding the beneficial ownership of the Company's common stock by (i) any person who was known by the Company to own more than five percent (5%) of the voting securities of the Company, (ii) all directors and nominees, (iii) each of the Named Executive Officers identified in the Summary Compensation Table, and (iv) all current directors and executive officers as a group. Unless otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.


                                                        AMOUNT AND NATURE OF
                                                             BENEFICIAL             PERCENT
           NAME AND ADDRESS OF BENEFICIAL OWNERS(1)         OWNERSHIP (2)           OF CLASS
           ----------------------------------------     --------------------        --------
           Mayfield VII (3)                                    751,608               7.53%
           Mayfield VII Management Partners
           Mayfield Associates Fund II
           Yogen K. Dalal
           F. Gibson Myers, Jr.
           Kevin A. Fong
           William D. Unger
           Wendell G. Van Auken
           Michael J. Levinthal
           A. Grant Heidrich, III
                   2800 Sand Hill Road
                   Suite 250
                   Menlo Park, California  94025

           Abbott Laboratories                               1,212,628              12.15%
                 100 Abbott Park Road
                 Abbott Park, Illinois 60064-6400


                                                        AMOUNT AND NATURE OF
                                                             BENEFICIAL             PERCENT
           NAME AND ADDRESS OF BENEFICIAL OWNERS(1)         OWNERSHIP (2)           OF CLASS
           ----------------------------------------     --------------------        --------
                                                               535,442               5.11%
           Guidant Corporation (4)
                   111 Monument Circle, 29th Floor
                   Indianapolis, Indiana  46204

           Pequot Capital Management, Inc. (5)               1,324,400              13.27%
                   500 Nyala Farm Road
                   Westport, Connecticut  06880

           George Wallace (6)                                  388,298               3.87%

           John Rush (7)                                        17,738                   *

           Dick Allen (8)                                       71,930                   *

           Kim Blickenstaff (9)                                 13,000                   *

           W. James Fitzsimmons (10)                             4,875                   *

           Samuel Navarro (11)                                   8,000                   *

           Harold Hurwitz (12)                                  79,934                   *

           William McLain (13)                                  90,796                   *

           Earl Slee (14)                                       89,818                   *

           Kevin Daly (15)                                      63,429                   *

           All executive officers and                          827,818               7.98%
             directors as a group (10 persons) (16)

------------------

*Less than 1%

(1) Unless otherwise indicated, the business address of each stockholder is c/o Micro Therapeutics, Inc., 2 Goodyear, Irvine, California 92618.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days of April 13, 2001 are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3) Based on representations received from Mayfield. Includes (i) 723,319 shares owned by Mayfield VII of which Mayfield VII Management Partners is the sole General Partner and (ii) 28,289 shares owned by Mayfield Associates Fund II. The individuals listed above are General Partners of Mayfield VII Management Partners and are General Partners of Mayfield Associates Fund II. Such individuals may be deemed to have shared voting and dispositive power over the shares which are or may be deemed to be beneficially owned by Mayfield VII and Mayfield Associates Fund II but disclaim such beneficial ownership.

(4) Based on information set forth in a Schedule 13G, filed with the Securities and Exchange Commission on June 9, 1998. Includes 487,805 shares which may be acquired pursuant to conversion of the Convertible Subordinated Note Agreement, dated November 17, 1997, by and between the Company and Guidant Corporation.

(5) Based on information set forth in a Schedule 13G/A, filed with the Securities and Exchange Commission on February 14, 2001. Includes 800,000 shares of common stock owned by Pequot Private Equity Fund II LP, of which Pequot Capital Management, Inc. is the beneficial owner.

(6) Includes 65,645 shares subject to options exercisable within 60 days of April 13, 2001. Also includes 12,000 shares held by Mr. Wallace as custodian for his three daughters who were given shares pursuant to the Uniform Gift to Minors Act, and 7,000 shares held in trust for Mr. Wallace's mother. Mr. Wallace disclaims beneficial ownership of the shares held in trust for his mother.

(7) Includes of 15,417 shares subject to options exercisable within 60 days of April 13, 2001.

(8) Includes 13,000 shares subject to options exercisable within 60 days of April 13, 2001. Also includes 7,800 shares owned by the Allen Investment Partnership, of which Mr. Allen is the managing partner; 37,130 shares owned by DIMA Ventures, Incorporated; 1,000 shares owned by the Brett Richard Allen Trust. Mr. Allen disclaims beneficial ownership of the shares owned by the Allen Investment Partnership, except to the extent of his pecuniary interest therein and disclaims beneficial ownership of the 1,000 shares held in the trust named above.

(9) Consists of 13,000 shares subject to options exercisable within 60 days of April 13, 2001.

(10) Consists of 4,875 shares subject to options exercisable within 60 days of April 13, 2001.

(11) Includes 4,000 shares subject to options exercisable within 60 days of April 13, 2001.

(12) Includes 77,727 shares subject to options exercisable within 60 days of April 13, 2001.

(13) Includes 50,222 shares subject to options exercisable within 60 days of April 13, 2001.

(14) Includes 88,408 shares subject to options exercisable within 60 days of April 13, 2001.

(15) Includes 56,125 shares subject to options exercisable within 60 days of April 13, 2001 and 240 shares held in a 401(k) retirement account in the name of Mr. Daly's wife. Mr. Daly disclaims beneficial ownership of the shares held by his wife.

(16) Includes directors' and executive officers' shares, including shares subject to options exercisable within 60 days of April 13, 2001.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In August 1998, the Company entered into a ten-year distribution agreement with Abbott Laboratories which provides Abbott with exclusive rights to distribute the Company's peripheral blood clot therapy products in the U.S. and Canada.

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

        In September 1996, William McLain, an officer of the Company, issued a note to the Company in the aggregate amount of $15,000, bearing an interest rate of 8% per annum. The balance due on the note was paid January 2000.

        In November 1999, William McLain and George Wallace, officers of the Company, exercised options in conformity with the Company's 1996 Stock Incentive Plan, resulting in the issuance of 39,925 shares of the Company's common stock to Mr. McLain and 16,705 shares of the Company's common stock to Mr. Wallace. Mr. McLain and Mr. Wallace issued full-recourse promissory notes to the Company, each bearing an interest rate of 5.47% per annum, in the amount of $213,544 and $79,920, respectively, each collateralized by such shares of the Company's common stock, due November 2002. In February 2001, Mr. Wallace repaid the principal and accrued interest of his note, which aggregated $85,128 at December 31, 2000.

        In April 2000, William McLain borrowed $65,307 from the Company and George Wallace borrowed $102,750 from the Company, which amounts were evidenced by full-recourse promissory notes issued to the Company by Mr. McLain and Mr. Wallace, each bearing an interest rate of 6.49% per annum. The note issued by Mr. McLain was collateralized by 39,925 shares of the Company's common stock, and the note issued by Mr. Wallace was collateralized by 41,080 shares of the Company's common stock. Certain interest payments on the notes were due in April of 2001 and 2002, with the remaining principal and interest due in April 2003. In January 2001, the Company and Mr. Wallace agreed to offset incentive compensation otherwise payable to him against all of the principal and accrued interest of his note, which aggregated $107,543 at December 31, 2000.

        In June 2000, Abbott and the Company entered into an agreement whereby Abbott agreed to pay to the Company an aggregate of $700,000 to engage and train its sales force.

        The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could otherwise be obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board, including a majority of the independent and disinterested outside directors on the Board.


                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on April 26, 2001.

                                             MICRO THERAPEUTICS, INC.

Dated: April 26, 2001                        By: /s/Harold A. Hurwitz
                                                 ------------------------------
                                                    Harold A. Hurwitz
                                                    Chief Financial Officer