Form 10QSB
period 2001-03-31
MICRO THERAPEUTICS INC
filed 2001-05-15
CIK 311407

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     ________________.

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

                                                     Yes  X   No
                                                         ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


                           Class                                   Outstanding at May 7, 2001
                           -----                                   ---------------------------
         Common Stock, $.001 par value                                      9,982,989

Transitional small business disclosure format:  Yes      No  X
                                                    ---     ---



                               Page 1 of 23 Pages

                            MICRO THERAPEUTICS, INC.
                              INDEX TO FORM 10-QSB


                                                                                          Page Number
                                                                                          -----------
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheet as of March 31, 2001 (unaudited)..............       3

                Consolidated Statements of Operations for the Three Months Ended
                    March 31, 2000 and 2001 (unaudited)..................................       4

                Consolidated Statements of Cash Flows for the Three Months Ended
                    March 31, 2000 and 2001 (unaudited)..................................       5

                Notes to Unaudited Consolidated Financial Statements.....................     6-8

         Item 2. Management's Discussion and Analysis or Plan of Operation...............    9-21

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings.......................................................      22

         Item 6. Exhibits and Reports on Form 8-K........................................      22

SIGNATURES...............................................................................      23


                            MICRO THERAPEUTICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                  A S S E T S:

Current assets:
  Cash and cash equivalents                                                   $  5,903,318
  Accounts receivable, net of allowance for doubtful accounts of $15,849         1,530,690
  Inventories, net of allowance for obsolescence of $131,198                     2,497,209
  Prepaid expenses and other current assets                                        271,235
                                                                              ------------
             Total current assets                                               10,202,452

Property and equipment, net of accumulated depreciation of $2,191,671            1,826,777
Patents and licenses, net of accumulated amortization of $327,083                1,665,881
Other assets                                                                        41,644
                                                                              ------------
             Total assets                                                     $ 13,736,754
                                                                              ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Current liabilities:
  Accounts payable                                                            $    612,109
  Accrued salaries and benefits                                                    830,502
  Accrued liabilities                                                              496,508
  Deferred revenue                                                                 231,252
  Equipment line of credit                                                          28,886
                                                                              ------------
             Total current liabilities                                           2,199,257

Deferred revenue                                                                   650,002
Notes payable, net of unamortized discounts of $921,265                         11,078,735
                                                                              ------------
             Total liabilities                                                  13,927,994
                                                                              ------------
Commitments and contingencies

Stockholders' equity (deficiency):
  Preferred stock, $0.001 par value, 5,000,000 shares authorized;
    no shares issued or outstanding
  Common stock, $0.001 par value, 20,000,000 shares authorized;
    9,981,689 shares issued and outstanding                                          9,982
  Additional paid-in capital                                                    56,194,758
  Stockholders notes receivable                                                   (384,575)
  Accumulated deficit                                                          (56,011,405)
                                                                              ------------
             Total stockholders' equity (deficiency)                              (191,240)
                                                                              ------------
             Total liabilities and stockholders' equity (deficiency)          $ 13,736,754
                                                                              ============

See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                   (UNAUDITED)


                                                           2000              2001
                                                       -----------       -----------
Net sales                                              $ 1,130,599       $ 2,216,764
Cost of sales                                              725,643         1,111,426
                                                       -----------       -----------
           Gross margin                                    404,956         1,105,338

Costs and expenses:
  Research and development                               1,658,022         2,231,690
  Selling, general and administrative                    1,187,756         2,116,908
                                                       -----------       -----------
           Total costs and expenses                      2,845,778         4,348,598
                                                       -----------       -----------
           Loss from operations                         (2,440,822)       (3,243,260)
                                                       -----------       -----------
Other income (expense):
  Interest income                                          138,068           101,025
  Interest expense                                        (256,540)         (265,937)
                                                       -----------       -----------
                                                          (118,472)         (164,912)
                                                       -----------       -----------

           Loss before provision for income taxes       (2,559,294)       (3,408,172)

Provision for income taxes                                     800               800
                                                       -----------       -----------

           Net loss                                    ($2,560,094)      ($3,408,972)
                                                       ===========       ===========

Per share data:
    Net loss per share (basic and diluted)                  ($0.30)           ($0.34)
                                                            ======            ======
    Weighted average shares outstanding                  8,673,000         9,981,000
                                                       ===========       ===========

See notes to unaudited financial statements.

                            MICRO THERAPEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                   (UNAUDITED)

                                                                                      2000                2001
                                                                                  ------------       ------------
Cash flows from operating activities:
  Net loss                                                                        ($ 2,560,094)      ($ 3,408,972)
  Adjustments to reconcile net loss to net cash used in
         operating activities:
     Depreciation and amortization                                                     217,627            243,185
     Amortization of note payable discounts                                             89,639             98,930
     Compensation related to common stock options
       vesting and grants                                                               46,017             90,000
     Change in operating assets and liabilities:
        Accounts receivable                                                            (80,996)          (503,213)
        Inventories                                                                   (115,692)          (769,976)
        Prepaid expenses and other assets                                              111,617            122,778
        Accounts payable                                                              (213,407)           238,488
        Accrued salaries and benefits                                                  182,574             84,309
        Accrued liabilities                                                             61,816             92,396
        Deferred revenue                                                              (138,067)           (68,749)
                                                                                  ------------       ------------
                        Net cash used in operating activities                       (2,398,966)        (3,780,824)
                                                                                  ============       ============
Cash flows from investing activities:
  Additions to property and equipment                                                  (51,323)           (96,802)
  Additions to patents and licenses                                                    (61,126)          (100,229)
  Decrease  in other assets                                                                 --              1,192
                                                                                  ------------       ------------
                        Net cash used by investing activities                         (112,449)          (195,839)
                                                                                  ============       ============
Cash flows from financing activities:
  Proceeds from exercise of stock options                                              297,552              9,227
  Proceeds from issuance of common stock                                            11,218,478                 --
  Repayments on equipment line of credit                                               (17,289)            (1,807)
                                                                                  ------------       ------------
                        Net cash provided by financing activities                   11,498,741              7,420
                                                                                  ============       ============
                        Net increase (decrease) in cash and cash equivalents         8,987,326         (3,969,243)

Cash and cash equivalents at beginning of year                                       9,666,166          9,872,561
                                                                                  ------------       ------------
Cash and cash equivalents at end of period                                        $ 18,653,492       $  5,903,318
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

2.    Management's Plans

      Additional capital is needed to fulfill the Company's research and development, clinical and regulatory, and sales and marketing goals. Through March 31, 2001, the Company has incurred recurring losses and cash outflows from operations, which raise substantial doubt about the Company's ability to continue as a going concern, and the acquisition of sufficient additional capital is dependent upon future events, the outcome of which is uncertain. In this respect, the Company is considering a number of alternatives, including additional equity financings and corporate arrangements. There can be no assurance that any such transactions will be available at terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders or that the Company will have sufficient working capital to fund future operations. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its ongoing operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

      Unaudited Interim Financial Information

      The consolidated financial statements included in this Form 10-QSB have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB, are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Company's 2000 Annual Report on Form 10-KSB include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-QSB. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

4.    Distribution Agreement With Abbott Laboratories

      The Company and Abbott Laboratories ("Abbott") entered into a distribution agreement in August 1998 which provided Abbott with exclusive rights to distribute the Company's peripheral blood clot therapy products in the U.S. and Canada. The initial term of the agreement was through 2008.

      On June 28, 2000, the parties entered into a revised agreement which superceded the previously-existing August 1998 distribution agreement. Under the June 2000 agreement, the Company has certain responsibilities for marketing and promotion of the Company's peripheral blood clot therapy products in the United States and Canada.

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

      The June 2000 agreement also provides for (a) an increase, relative to the provisions of August 1998 distribution agreement, in the maximum initial purchase price the Company may receive, effective for purchases of product made by Abbott from the Company commencing January 1, 2000, (b) increases, relative to the provisions of the August 1998 distribution agreement, in the percentage underlying the calculation of the additional purchase price, effective as of the date of the June 2000 agreement, with additional scheduled increases in this percentage effective January 1, 2001 and 2002, after which the percentage remains constant for the remaining term of the agreement, (c) the non-refundable prepayment by Abbott of such additional purchase price in 2000 in the aggregate amount of $700,000, and (d) further increases in the percentage underlying the calculation of the additional purchase price in the event net sales exceed defined levels. As of the effective date of the June 2000 agreement, the Company recorded as deferred revenue (i) increases in the initial purchase price for product purchases made by Abbott prior to the effective date of the agreement, and (ii) the prepaid additional purchase price. Such deferred revenue is being amortized into income through 2001, so as to result in a constant percentage underlying the calculation of the additional purchase price over the term of the agreement.

5.    Net Loss Per Share

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

6.    Segment Information

      Information with respect to net sales for the three months ended March 31, 2000 and 2001 is as follows:


                                         THREE MONTHS ENDED MARCH 31
                                         ---------------------------
                                            2000             2001
                                         ----------      ----------
Peripheral blood clot therapy
     United States                       $  432,963      $  731,069
     International                           33,004          22,171
                                         ----------      ----------
Total peripheral blood clot
     therapy net sales                      465,967         753,240
                                         ----------      ----------
Onyx
     United States                            1,150          24,500
     International                          187,801         334,020
                                         ----------      ----------
Total Onyx net sales                        188,951         358,520
                                         ----------      ----------

Micro catheter, access and delivery
     United States                           85,775         339,774
     International                          369,255         751,878
                                         ----------      ----------
Total micro catheter, access and
     delivery net sales                     455,030       1,091,652
                                         ----------      ----------

Other
     United States                           20,602          13,352
     International                               49              --
                                         ----------      ----------
Total other net sales                        20,651          13,352
                                         ----------      ----------

Total net sales                          $1,130,599      $2,216,764
                                         ----------      ----------

     Information with respect to net sales to Abbott and Guidant Corporation ("Guidant"), net sales to whom exceeded 10% of total net sales for either of the three months ended March 31, 2000 or 2001, is as follows:



             PERCENT OF NET SALES BY SEGMENT AND IN TOTAL FOR THE THREE MONTHS ENDED MARCH 31, 2000
             --------------------------------------------------------------------------------------
                                                     MICRO CATHETER,
             PERIPHERAL BLOOD                           ACCESS AND
CUSTOMER       CLOT THERAPY             ONYX             DELIVERY          OTHER             TOTAL
             --------------------------------------------------------------------------------------
Abbott                92.92%               --                --               --             38.29%
Guidant               --                66.55%            30.23%            0.23%            23.29%



             PERCENT OF NET SALES BY SEGMENT AND IN TOTAL FOR THE THREE MONTHS ENDED MARCH 31, 2001
             --------------------------------------------------------------------------------------
                                                     MICRO CATHETER,
             PERIPHERAL BLOOD                           ACCESS AND
CUSTOMER       CLOT THERAPY             ONYX             DELIVERY          OTHER             TOTAL
             --------------------------------------------------------------------------------------
Abbott                96.95%               --                 --              --             32.94%
Guidant                  --             47.96%            43.99%              --             29.42%

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

The Company commenced U.S. commercial shipments of its first thrombolytic infusion catheters in November 1994. Through the third quarter of 1999, the majority of the Company's revenues were derived from sales of its initial infusion catheters and related accessories, and its line of mechanical thrombolytic brushes. In August 1998, and as revised in June 2000, the Company entered into a distribution agreement with Abbott, which provides for distribution of such products by Abbott in the United States and Canada. The Company expects sales, under the distribution agreement with Abbott, of the products mentioned above, and similar products, to continue to provide a significant portion of the Company's revenues. The Company currently sells such products outside the United States and Canada through a limited number of distributors, however, revenues under these arrangements have not been significant to date.

In November 1997, the Company signed an agreement with Guidant to distribute the Company's neuro products in Europe and, in August 1998, that agreement was expanded to include distribution in Europe of the Company's peripheral embolization products. Until September 1999, no significant revenues had been received under the Guidant arrangement. Revenues under the Guidant arrangement are dependent upon the receipt by the Company of CE Mark certification for applications of the Company's Onyx(TM) Liquid Embolic System, or Onyx LES(TM), market training and product launch activities. In July 1999, the Company received CE Mark approval for the treatment of arteriovenous malformations, or AVMs, in the brain using the Onyx LES and, accordingly, the Company initiated market training activities in July 1999. Product launch activities with respect to the brain AVM application commenced in September 1999. In April 1999 and March 2000, the Company obtained CE Mark approval for the peripheral embolization and brain tumor applications, respectively, of the Onyx LES, and the Company is in the process of accumulating and assessing data with respect to these applications before commencing market training activities. In November 2000, the Company obtained CE Mark approval for the brain aneurysm application of the Onyx LES. The Company commenced market training activities with respect to this application during the fourth quarter of 2000 as part of its Cerebral Aneurysm Multi-center European Onyx, or CAMEO, Registry. The objective of the CAMEO Registry is the accumulation of data on 100 brain aneurysm patients treated with the Onyx LES, for use in subsequent marketing of the Onyx LES in this application. The Company expects to complete the CAMEO Registry during the second quarter of 2001, after which it expects that Guidant will commence market launch activities in the third quarter of 2001.

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

RESULTS OF OPERATIONS

Comparison of The Three Months Ended March 31, 2000 and 2001

Following is information with respect to net sales for the three months ended March 31, 2000 and 2001:

                                         THREE MONTHS ENDED MARCH 31
                                            2000            2001
                                         ----------      ----------
Peripheral blood clot therapy
     United States                       $  432,963      $  731,069
     International                           33,004          22,171
                                         ----------      ----------
Total peripheral blood clot
     therapy net sales                      465,967         753,240
                                         ----------      ----------
Onyx
     United States                            1,150          24,500
     International                          187,801         334,020
                                         ----------      ----------
Total Onyx net sales                        188,951         358,520
                                         ----------      ----------

Micro catheter, access and delivery
     United States                           85,775         339,774
     International                          369,255         751,878
                                         ----------      ----------
Total micro catheter, access and
     delivery net sales                     455,030       1,091,652
                                         ----------      ----------
Other
     United States                           20,602          13,352
     International                               49              --
                                         ----------      ----------
Total other net sales                        20,651          13,352
                                         ----------      ----------
Total net sales                          $1,130,599      $2,216,764
                                         ----------      ----------

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

The new agreement also provided for (a) an increase, relative to the provisions of the prior agreement, in the maximum initial purchase price the Company may receive, effective for purchases of product made by Abbott from the Company commencing January 1, 2000, (b) increases, relative to the provisions of the prior agreement, in the percentage underlying the calculation of the additional purchase price, effective as of the date of the new agreement, with additional scheduled increases in this percentage effective January 1, 2001 and 2002, after which the percentage remains constant for the remaining term of the new agreement, (c) the non-refundable prepayment by Abbott of such additional purchase price in 2000 in the aggregate amount of $700,000, and (d) further increases in the percentage underlying the calculation of the additional purchase price in the event net sales exceed defined levels. As of the effective date of the new agreement, the Company recorded as deferred revenue (i) increases in the initial purchase price for product purchases made by Abbott prior to the effective date of the new agreement, and (ii) the $700,000 prepaid additional purchase price. Amortization of such deferred revenue into income commenced as of the effective date of the agreement and will continue through 2001, so as to result in a constant percentage underlying the calculation of the additional purchase price over the term of the new agreement.

The increase in peripheral blood clot therapy sales from the three months ended March 31, 2000 to the corresponding period in 2001 resulted primarily from the changes arising from the new agreement with Abbott, described above.

In the third quarter of 1999, the Company obtained CE Mark approval to market the Onyx LES for the treatment of brain AVMs in the European Union. Accordingly, sales of Onyx substantively commenced in the fourth quarter of 1999, and the increase in Onyx sales from the three months ended March 31, 2000 to the corresponding period in 2001 is primarily attributable to increasing European market penetration of the Onyx LES in the treatment of AVMs. In November 2000, the Company obtained CE Mark approval for the brain aneurysm application of the Onyx LES. The Company commenced market training activities with respect to this application during the fourth quarter of 2000 as part of its Cerebral Aneurysm Multi-center European Onyx, or CAMEO, Registry. The objective of the CAMEO Registry is the accumulation of data on 100 brain aneurysm cases treated with the Onyx LES, for use in subsequent marketing of the Onyx LES in this application. The Company expects to complete the CAMEO Registry during the second quarter of 2001, after which it expects that Guidant will commence market launch activities in the third quarter of 2001.

The increases in sales of micro catheter, access and delivery products during the three months ended March 31, 2001, relative to the corresponding period in 2000, are due primarily to increased market penetration of such products in Europe, increasing sales of additional products that received regulatory marketing clearances worldwide during 1999 and 2000, the sale of products in connection with sales of the Onyx LES, as discussed above, and increased sales resulting from the re-establishment, in the third quarter of 2000, of the Company's direct sales force in the United States.

Cost of sales for the three months ended March 31, 2001 was $1,111,426, compared to $725,643 for the corresponding period in 2000. As a percentage of sales, cost of sales decreased to 50% for the three months ended March 31, 2001, from 64% for the corresponding period in 2000. The dollar increase in cost of sales is due primarily to increased volume, and the decrease in cost of sales as a percentage of sales is due primarily to (a) a shift in the mix of product shipments during 2001 toward the Onyx and micro catheter, access and delivery product lines, which bear higher percentage margins relative to the Company's peripheral blood clot therapy product line, (b) the effects of the changes in the agreement with Abbott, described above, and (c) the ability to spread fixed overhead costs over larger manufacturing volumes during the three months ended March 31, 2001, relative to the corresponding period in 2000.

Research and development expenses, including regulatory and clinical expenses, increased 35% from $1,658,022 for the three months ended March 31, 2000 to $2,231,690 for the corresponding period in 2001. The increase is attributable primarily to the Company's increasing activity in the development of the Onyx LES, associated clinical trials, market training and development of access and delivery products. The Company expects that such costs will increase in the future. The increase is also attributable, in part, to non-cash charges in 2001 related to granting stock options to non-employee physicians who consult with the Company, and to the write-off of certain costs, originally capitalized as intellectual property costs, that were identified with projects no longer being pursued.

Selling, general and administrative expenses increased 78% from $1,187,756 for the three months ended March 31, 2000 to $2,116,908 for the corresponding period in 2001. This increase was due primarily to the re-establishment of the Company's direct sales force in the United States, and the expansion of the Company's marketing capabilities worldwide, both of which commenced during the third quarter of 2000.

Net interest and other expense increased from $118,472 for the three months ended March 31, 2000 to $164,912 for the corresponding period in 2001. This increase was due primarily to interest income from higher average cash balances in the 2000 quarter arising from the Company's receipt of $11.2 million in net proceeds from the completion of a private placement of 1.6 million shares of the Company's common stock in March 2000.

As a result of the items discussed above, the Company incurred a net loss of $3,408,972 for the three months ended March 31, 2001, compared to $2,560,094 for the corresponding period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of approximately $56 million at March 31, 2001. To fund its operations, the Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million. On March 10, 2000, the Company sold 1,600,000 shares of its Common Stock under the terms of a Securities Purchase Agreement to accredited investors in conformity with Rule 506 under Regulation D. The Company and the investors concurrently entered into a Registration Rights Agreement, under which the Company undertook to register such 1,600,000 shares under the Securities Act, which registration was declared effective by the Securities and Exchange Commission on April 24, 2000. Such shares were sold to the investors at a price of $7.46 per share, resulting in net proceeds, after payment of offering and registration expenses, of approximately $11.2 million.

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

As of March 31, 2001, the Company had cash and cash equivalents of approximately $5.9 million. Cash used in the Company's operations for the three months ended March 31, 2001 was approximately $3.8 million, reflecting the loss from operations, increases in inventories and receivables, and a decrease in deferred revenues, net of an increase in the aggregate of accounts payable, accrued liabilities, and accrued salaries and benefits, and a decrease in prepaid expenses and other assets. Cash used by investing activities for the three months ended March 31, 2001 was approximately $196,000 and primarily reflected expenditures for property and equipment and intellectual property. While continued investments will be made for property and equipment and for intellectual property, the Company has no significant capital commitments as of March 31, 2001. Cash provided by financing activities for the three months ended March 31, 2001 was approximately $7,000, primarily consisting of the exercise by employees, directors and consultants of stock options, net of repayments by the Company on its equipment line of credit.

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

We might not meet the requirements to continue to be listed on the Nasdaq National Market. In April 2001, we received a letter from The Nasdaq Stock Market referencing the "going concern" opinion we received from PricewaterhouseCoopers LLP in connection with our financial statements as included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2000. Nasdaq requested that we provide them with a plan and timetable addressing the items that led PricewaterhouseCoopers LLP to issue the "going concern" opinion and explaining the basis for our belief that we will be able to sustain compliance with the listing standards of The Nasdaq Stock Market. We have prepared the requested plan and timetable and delivered it to Nasdaq.

As a result of circumstances independent of the circumstances resulting in the letter we received from Nasdaq on April 5, 2001, we received additional correspondence from Nasdaq on April 24, 2001, indicating that our market capitalization had fallen below the minimum required under Marketplace Rules for continued listing on the Nasdaq National Market for 10 consecutive trading days. Because we do not meet all of the components of an alternative minimum requirement set forth in the Marketplace Rules, we have until May 31, 2001 to regain compliance, which is subject to Nasdaq's discretion, apply for listing of our common stock on the Nasdaq Small Cap Market, or initiate an appeal with Nasdaq in order to remain qualified to be listed on the Nasdaq National Market pending the final disposition of the appeal. We believe that we can complete a financing transaction in the near-term which will provide the resources which will permit us to meet the Nasdaq National Market minimum requirements for continued listing. However, there can be no assurance that we will be able to complete such a transaction, or that Nasdaq will regard such achievement as causing us to regain compliance.

Also, there is no guarantee that we will be able to remain in compliance with the Nasdaq National Market continued listing requirements. Should Nasdaq determine in the future that our continued listing is not supported, our stock price could materially decrease.

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

We have a limited operating history, during which time we have not been profitable. We were incorporated in 1993. To date, our business has generated limited product sales. From our inception through March 31, 2001, we incurred cumulative losses of approximately $56 million. We expect additional losses as we expand our research and development, clinical, regulatory, manufacturing and marketing efforts. We may not achieve significant sales of our products or become profitable. We could encounter substantial delays and unexpected expenses related to the introduction of our current and future products, or our research and development, clinical, regulatory, manufacturing and marketing efforts. Such delays or expenses could reduce revenues, increase operating losses and have a negative effect on our business.

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

The patent position of a medical device company may involve complex legal and factual issues. As of March 12, 2001, we held 50 issued U.S. patents and 3 issued foreign patents, and have 41 U.S. and 47 foreign patent applications pending. Our issued U.S. patents cover technology underlying the Onyx Liquid Embolic System (including both liquid embolic implantables as well as micro catheters, access and delivery devices), carotid and intra-cerebral stents, coatings, the Cragg MicroValve, infusion wires, and the Thrombolytic Brush. The expiration dates of these patents range from 2009 to 2021. The pending claims cover additional aspects of liquid embolic material, micro catheters, access and delivery devices, carotid and intra-cerebral stent technologies, non-vascular liquid embolic products, infusion catheters, infusion wires, and the Thrombolytic Brush. Each product area we are pursuing is covered by at least three issued patents and, in most instances, several pending patents. One of the patents we use is currently licensed by us from Andrew Cragg, M.D. There is no guarantee that issued patents will provide us significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. It is possible that patents belonging to competitors will require us to alter our technology and products, pay licensing fees or cease to market or develop our current or future technology and products. We also rely on trade secrets to protect our proprietary technology, and it is possible that others will independently develop or otherwise acquire equivalent technology or that we will be unable to maintain our technology as trade secrets. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. If we fail to protect our intellectual property rights, there could be a negative impact on our business.

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

We have limited marketing and distribution experience and our experience in working with third-party distributors is limited. In November 1997, we executed a distribution agreement with Guidant to provide for the distribution of our neuro vascular product in Europe, and, in August 1998, Guidant agreed to expand this distribution agreement with us to provide for the distribution of our peripheral embolization applications of the Onyx Liquid Embolic System. We did not enjoy meaningful revenues under this arrangement until the third quarter of 1999, following the initial regulatory clearance in the European Union to market the Onyx Liquid Embolic System for the treatment of brain arteriovenous malformations, or AVMs. In August 1998, we executed a distribution agreement with Abbott to provide for distribution of our peripheral vascular blood clot therapy products in the United States and Canada, and we entered into a new agreement with Abbott in June 2000. In September 1998, we executed a distribution agreement with Century to provide for distribution of all our products in Japan. We did not enjoy meaningful revenues under the agreement with Century until the second quarter of 1999, following initial marketing clearance for certain of our products. There is no guarantee that either Guidant, Abbott or Century will be able to successfully market or distribute our products.

Our sales force in the United States consists of eight individuals, six of whom joined Micro Therapeutics in the third quarter of 2000. There is competition for sales personnel experienced in interventional medical device sales, and there can be no assurance we will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. We intend to market and sell our products outside the United States principally through distributors. We believe we will need to continue to expand our distributor network or develop our own sales force. Our ability to market our products in certain areas may depend on strategic alliances with marketing partners such as Guidant, Abbott and Century. There is no guarantee we will be able to enter into distribution agreements other than the agreements with Guidant, Abbott and Century on acceptable terms or at all. Also, there can be no assurance that such agreements will be successful in developing our marketing capabilities or that we will be able to successfully develop a direct sales force.

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

We may not be able to expand our international sales. In the quarter ended March 31, 2001, 50% of our revenues were derived from international sales. We believe our future performance will be dependent in part upon our ability to increase international sales. Although the perceived demand for certain products may be lower outside the United States, we intend to continue to expand our international operations and to enter additional international markets, which will require significant management attention and financial resources. There is no guarantee however, that we will be able to successfully expand our international sales. Our success in international markets will depend on our ability to establish and maintain agreements with suitable distributors, or establish a direct sales presence.

International sales are subject to inherent risks, including unexpected changes in regulatory requirements, fluctuating exchange rates, difficulties in staffing and managing foreign sales and support operations, additional working capital requirements, customs, duties, tariff regulations, export license requirements, political and economic instability, potentially limited intellectual property protection and difficulties with distributors. In addition, sales and distribution of our products outside the United States are subject to extensive foreign government regulation. We have in the past avoided losses due to fluctuating exchange rates associated with international sales by selling our products in U.S. dollars. However, we expect to sell products in some markets in local currency, which would subject us to currency exchange risks.

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

Provisions in our charter documents and Delaware law may make an acquisition of us more difficult. Provisions of our Amended and Restated Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to stockholders. Our Amended and Restated Certificate of Incorporation provides for 5,000,000 authorized shares of Preferred Stock, the rights, preferences and privileges of which may be fixed by our board of directors without any further vote or action by our stockholders. In addition, our stock option plans provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of Micro Therapeutics. Further, Section 203 of the General Corporation Law of Delaware prohibits us from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of Micro Therapeutics without action by our stockholders, and therefore, could materially adversely affect the price of our Common Stock.

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

Substantial future sales of our common stock in the public market may depress our stock price and make it difficult for you to recover the full value of your investment in our shares.

Most of our outstanding shares of common stock are freely tradable. The market price of our common stock could drop due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock.

Energy shortages may adversely impact operations. California is currently experiencing shortages of electrical power and other energy sources. This condition has periodically resulted in rolling electrical power outages. The computer and manufacturing equipment and other systems in our operating location in California are subject to shutdown in the event of a rolling electrical power outage. Currently, we do not have secondary electrical power sources to mitigate the impact of temporary or longer-term electrical outages. It is not anticipated that the power shortages will abate soon, and therefore, our operating facilities may experience brown-outs, black-outs, or other consequences of the shortage, and may be subject to usage restrictions or other energy consumption regulations that could adversely impact or disrupt our commercial manufacturing and other activities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceeding.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            None.

      (b)   REPORTS ON FORM 8-K

            No reports on Form 8-K were filed, or required to be filed, by the Company during the quarterly period ended March 31, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MICRO THERAPEUTICS, INC.



Date: May 14, 2001                      By: /s/ HAROLD A. HURWITZ
                                            ------------------------------------
                                                Harold A. Hurwitz
                                                Chief Financial Officer