Form 10QSB
period 2001-06-30
MICRO THERAPEUTICS INC
filed 2001-08-14
CIK 311407

                            U.S. SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON D.C. 20549
                                          FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2001.

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

                                       Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


                Class                        Outstanding at August 2, 2001
                -----                        -----------------------------
    Common Stock, $.001 par value                     20,116,970

Transitional small business disclosure format:  Yes [ ]    No [X]


                               Page 1 of 26 Pages
                            Exhibit Index on Page 26

                            MICRO THERAPEUTICS, INC.
                              INDEX TO FORM 10-QSB



PART I.  FINANCIAL INFORMATION

                                                                                                   Page Number
                                                                                                   -----------
        Item 1.  Financial Statements

                 Consolidated Balance Sheet as of June 30, 2001 (unaudited)................................3

                 Consolidated Statements of Operations for the Three and Six Months Ended
                   June 30, 2000 and 2001 (unaudited)......................................................4

                 Consolidated Statements of Cash Flows for the Six Months Ended
                   June 30, 2000 and 2001 (unaudited)......................................................5

                 Notes to Unaudited Consolidated Financial Statements....................................6-9

        Item 2.  Management's Discussion and Analysis or Plan of Operation.............................10-23

PART II.         OTHER INFORMATION

        Item 1.  Legal Proceedings........................................................................24

        Item 4.  Submission of Matters to a Vote of Security Holders......................................24

        Item 6.  Exhibits and Reports on Form 8-K.........................................................24

SIGNATURES.......  .......................................................................................25

                            MICRO THERAPEUTICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                  A S S E T S:

                                                                                                      Pro Forma
                                                                                                       (Note 4)

Current assets:
  Cash and cash equivalents                                                     $   9,351,369       $  55,017,678
  Accounts receivable, net of allowance for doubtful accounts of $29,649            1,563,483           1,563,483
  Inventories, net of allowance for obsolescence of $126,382                        2,514,135           2,514,135
  Prepaid expenses and other current assets                                           511,005             511,005
                                                                                -------------       -------------
             Total current assets                                                  13,939,992          59,606,301

Property and equipment, net of accumulated depreciation of $2,394,530               1,694,063           1,694,063
Patents and licenses, net of accumulated amortization of $347,593                   1,763,480           1,763,480
Other assets                                                                           40,883              40,883
                                                                                -------------       -------------
             Total assets                                                       $  17,438,418       $  63,104,727
                                                                                =============       =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                                              $     549,346       $     549,346
  Accrued salaries and benefits                                                       894,466             894,466
  Accrued liabilities                                                                 382,299             382,299
  Deferred revenue                                                                    187,503             187,503
  Notes payable, net of unamortized discounts                                               -          11,180,139
                                                                                -------------       -------------
             Total current liabilities                                              2,013,614          13,193,753

Deferred revenue                                                                      625,002             625,002
Notes payable, net of unamortized discounts                                        11,180,139                   -
                                                                                -------------       -------------
             Total liabilities                                                     13,818,755          13,818,755
                                                                                -------------       -------------
Commitments and contingencies

Stockholders' equity :
  Preferred stock, $0.001 par value, 5,000,000 shares authorized;
    no shares issued or outstanding
  Common stock, $0.001 par value, 35,000,000 shares authorized;
    11,997,437 shares issued and outstanding (20,116,970 shares pro forma)             11,997              20,117
  Additional paid-in capital                                                       63,629,248         109,287,437
  Stockholder notes receivable                                                       (384,575)           (384,575)
  Accumulated deficit                                                             (59,637,007)        (59,637,007)
                                                                                -------------       -------------
             Total stockholders' equity                                             3,619,663          49,285,972
                                                                                -------------       -------------
             Total liabilities and stockholders' equity                         $  17,438,418       $  63,104,727
                                                                                =============       =============

See notes to unaudited consolidated financial statements.

                            MICRO THERAPEUTICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 2001
                                   (UNAUDITED)


                                                      For the Three Months Ended           For the Six Months Ended
                                                    ------------------------------      ------------------------------
                                                    June 30, 2000    June 30, 2001      June 30, 2000    June 30, 2001
                                                    -------------    -------------      -------------    --------------
Net sales                                           $   1,210,001    $  2,568,261        $  2,340,600     $  4,785,025
Cost of sales                                             784,895       1,384,508           1,510,539        2,496,048
                                                    -------------    ------------        ------------     ------------
           Gross margin                                   425,106       1,183,753             830,061        2,288,977
                                                    -------------    ------------        ------------     ------------
Costs and expenses:
  Research and development                              1,726,956       2,157,768           3,384,976        4,389,458
  Selling, general and administrative                   1,364,677       2,443,759           2,552,435        4,560,667
                                                    -------------    ------------        ------------     ------------
           Total costs and expenses                     3,091,633       4,601,527           5,937,411        8,950,125
                                                    -------------    ------------        ------------     ------------
           Loss from operations                        (2,666,527)     (3,417,774)         (5,107,350)      (6,661,148)
                                                    -------------    ------------        ------------     ------------
Interest income (expense):
  Interest income                                         253,215          59,362             391,283          160,387
  Interest expense                                       (257,662)       (267,076)           (514,202)        (533,013)
                                                    -------------    ------------        ------------     ------------
                                                           (4,447)       (207,714)           (122,919)        (372,626)
                                                    -------------    ------------        ------------     ------------
           Loss before provision for income taxes      (2,670,974)     (3,625,488)         (5,230,269)      (7,033,774)

Provision for income taxes                                                                        800              800
                                                    -------------    ------------        ------------     ------------
           Net loss                                   ($2,670,974)    ($3,625,488)        ($5,231,069)     ($7,034,574)
                                                    =============    ============        ============     ============

Per share data:
    Net loss per share (basic and diluted)                 ($0.27)         ($0.34)             ($0.56)          ($0.68)
                                                    =============    ============        ============     ============
    Weighted average shares outstanding                 9,924,304      10,628,442           9,298,558       10,306,563
                                                    =============    ============        ============     ============


See notes to unaudited consolidated financial statements.

                            MICRO THERAPEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                   (UNAUDITED)


                                                                                       2000               2001
                                                                                  -------------      -------------
Cash flows from operating activities:
  Net loss                                                                        ($ 5,231,069)       ($7,034,574)
  Adjustments to reconcile net loss to net cash used in
         operating activities:
     Depreciation and amortization                                                     426,960            466,555
     Amortization of note payable discounts                                            181,506            200,334
     Compensation related to stock options                                              92,034            210,000
     Provision for inventory obsolescence                                              (20,905)
     Change in operating assets and liabilities:
        Accounts receivable                                                           (718,541)          (536,006)
        Inventories                                                                   (214,484)          (786,902)
        Prepaid expenses and other assets                                             (173,042)          (115,039)
        Accounts payable                                                              (225,015)           175,722
        Accrued salaries and benefits                                                  146,280            148,273
        Accrued liabilities                                                             94,043            (21,810)
        Deferred revenue                                                               475,364           (137,498)
                                                                                   -----------        -----------
                        Net cash used in operating activities                       (5,166,869)        (7,430,945)
                                                                                   -----------        -----------
Cash flows from investing activities:
  Additions to property and equipment                                                 (200,608)          (166,947)
  Additions to patents and licenses                                                   (150,091)          (218,338)
                                                                                   -----------        -----------
                        Net cash used in investing activities                         (350,699)          (385,285)
                                                                                   -----------        -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock under employee stock purchase plan             79,559             94,632
  Proceeds from exercise of stock options                                              527,131             11,227
  Proceeds from issuance of common stock in private placements                      11,192,091          7,219,872
  Stockholder notes receivable                                                        (244,655)                 -
  Repayments on equipment line of credit                                               (32,398)           (30,693)
                                                                                   -----------        -----------
                        Net cash provided by financing activities                   11,521,728          7,295,038
                                                                                   -----------        -----------
                        Net increase (decrease) in cash and cash equivalents         6,004,160           (521,192)

Cash and cash equivalents at beginning of year                                       9,666,166          9,872,561
                                                                                   -----------        -----------
Cash and cash equivalents at end of period                                         $15,670,326        $ 9,351,369
                                                                                   ===========        ===========


See notes to unaudited consolidated financial statements

                            MICRO THERAPEUTICS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of the Company

    Micro Therapeutics, Inc. was incorporated on June 11, 1993 in California and was reincorporated in Delaware in November 1996 to develop, manufacture and market minimally invasive medical devices for diagnosis and treatment of neuro and peripheral vascular diseases.

2.  Summary of Significant Accounting Policies

    Principles of Consolidation
    ---------------------------

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

    Unaudited Interim Financial Information
    ---------------------------------------

    The consolidated financial statements included in this Form 10-QSB have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB, are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The consolidated financial statements in the Company's 2000 Annual Report on Form 10-KSB include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-QSB. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

    The June 2000 agreement also provides for (a) an increase, relative to the provisions of the August 1998 distribution agreement, in the maximum initial purchase price the Company may receive, effective for purchases of product made by Abbott from the Company commencing January 1, 2000, (b) increases, relative to the provisions of the August 1998 distribution agreement, in the percentage underlying the calculation of the additional purchase price, effective as of the date of the June 2000 agreement, with additional scheduled increases in this percentage effective January 1, 2001 and 2002, after which the percentage remains constant for the remaining term of the agreement, (c) the non-refundable prepayment by Abbott of such additional purchase price in 2000 in the aggregate amount of $700,000, and (d) further increases in the percentage underlying the calculation of the additional purchase price in the event net sales exceed defined levels. As of the effective date of the June 2000 agreement, the Company recorded as deferred revenue (i) increases in the initial purchase price for product purchases made by Abbott prior to the effective date of the agreement, and (ii) the prepaid additional purchase price. Such deferred revenue is being amortized into income through 2001, so as to result in a constant percentage underlying the calculation of the additional purchase price over the term of the agreement.

4.  Equity Financing

    On May 25, 2001, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Micro Investment, LLC a Delaware limited liability company managed by Warburg, Pincus Equity Partners, L.P.

    Under the Purchase Agreement, Micro Investment invested $56 million in exchange for newly-issued shares of the Company's common stock. The transaction consisted of a two-stage private placement. The first stage involved the sale of 1,986,615 shares of the Company's common stock at a price of $3.75 per share, of which 1,828,679 shares were sold to Micro Investment on May 31, 2001, and 157,936 shares were sold to Micro Investment on June 19, 2001 (upon waiver of certain of the Company's stockholders of their existing preemptive rights), resulting in proceeds to the Company of approximately $7.5 million before transaction costs. The second stage, which closed on July 26, 2001, involved the sale to Micro Investment of 8,119,533 shares of the Company's common stock at a price of $6.00 per share, resulting in additional proceeds to the Company of approximately $48.7 million, before transaction costs.

    Upon the closing of the second stage, Micro Investment owned 50.24% of the outstanding shares of the Company's common stock, resulting in a change in control of the Company. As a result, stockholder approval of the second stage was required under the Marketplace Rules of the Nasdaq Stock Market. The Company received the necessary vote of stockholders approving the second stage at a special meeting held July 26, 2001. The closing of the second stage also resulted in a change in ownership as defined by Section 382 of the Internal Revenue Code, which is likely to result in a significant limitation on the Company's ability to utilize its net operating loss carryforwards during any year to offset future taxable income, should the Company generate such taxable income.

    The Purchase Agreement requires the Company to prepare and file with the Securities and Exchange Commission, as soon as practicable after the closing date of the second stage, a registration statement for the purpose of registering under the Securities Act of 1933, as amended, all of the shares of the Company's common stock that were sold to Micro Investment pursuant to the Purchase Agreement.

    The Purchase Agreement provides that, for as long as Micro Investment owns at least 10% of the outstanding shares of the Company's common stock, the Company's Board of Directors shall not exceed seven members. The Purchase Agreement specifies, based on the percentage of outstanding shares of the Company's common stock owned by Micro Investment, how many persons the Company shall nominate to its Board of Directors and use its best efforts to cause to be elected that have been designated by Micro Investment. So long as Micro Investment holds at least 30% of the outstanding shares of common stock of the Company, Micro Investment shall be entitled to designate a majority of the members of the Company's Board of Directors. As of July 26, 2001, the Company's Board of Directors comprised seven members, four of which were designees of Micro Investment.

    Under the terms of subordinated note and credit agreements with each of Century Medical, Inc. ("Century") and Guidant Corporation ("Guidant"), the change in control of the Company resulting from the transaction with Micro Investment described above allows Century and Guidant to accelerate the due dates of the Company's notes payable to them and declare the notes to be immediately due and payable. The Company has received such a notice of acceleration from Century, and is in discussion with Century regarding this notice. To date, the Company has not received such a notice from Guidant. At June 30, 2001, notes payable to Century, which have an original due date of September 30, 2003, aggregated $5 million, and are presented net of unamortized discount amounting to $498,180 in the accompanying unaudited consolidated balance sheet. At June 30, 2001, notes payable to Guidant, which are due on October 31, 2002, aggregated $7 million, and are presented net of unamortized discount amounting to $321,681 in the accompanying unaudited consolidated balance sheet. Should any of these notes be repaid prior to their original due dates, the related amount of unamortized discount at the time of repayment would be recognized by the Company as expense.

    The accompanying unaudited consolidated balance sheet includes pro forma information that gives effect to the closing of the second stage of the transaction with Micro Investment as if such closing occurred on June 30, 2001. For purposes of presenting the pro forma information, the Company has estimated costs associated with the transaction to aggregate approximately $2.9 million. In addition, the pro forma information reflects reclassification of the notes payable to Century and Guidant as current liabilities.

5.  Net Loss Per Share

    Net loss per share is calculated by dividing net loss by the weighted average number of common shares issued and outstanding during the period. Potential common shares, represented by options and convertible debt, have been excluded from the calculations due to their anti-dilutive effect. Basic and diluted loss per share are the same for the periods presented.

6.  Segment Information

    Information with respect to net sales for the three and six months ended June 30, 2000 and 2001 is as follows:

                                                   THREE MONTHS ENDED JUNE 30      SIX MONTHS ENDED JUNE 30
                                                   --------------------------      -------------------------
                                                      2000            2001            2000           2001
                                                   ----------      ----------      ----------     ----------

Peripheral blood clot therapy
     United States                                 $  364,414      $  703,035      $  797,376     $1,433,304
     International                                     53,194          44,556          86,198         64,627
                                                   ----------      ----------      ----------     ----------
Total peripheral blood clot therapy revenues          417,608         747,591         883,574      1,497,931
                                                   ----------      ----------      ----------     ----------
Onyx
     United States                                        900         185,677           2,050        210,977
     International                                    216,643         286,316         404,444        622,436
                                                   ----------      ----------      ----------     ----------
Total Onyx revenues                                   217,543         471,993         406,494        833,413
                                                   ----------      ----------      ----------     ----------
Micro catheter and access
     United States                                     66,450         501,514         152,225        841,288
     International                                    397,251         831,058         766,507      1,582,936
                                                   ----------      ----------      ----------     ----------
Total micro catheter and access revenues              463,701       1,332,572         918,732      2,424,224
                                                   ----------      ----------      ----------     ----------
Other
     United States                                    111,054          16,105         131,657         29,457
     International                                         95               -             143              -
                                                   ----------      ----------      ----------     ----------
Total other revenues                                  111,149          16,105         131,800         29,457
                                                   ----------      ----------      ----------     ----------
Total revenues                                     $1,210,001      $2,568,261      $2,340,600     $4,785,025
                                                   ==========      ==========      ==========     ==========

    Information with respect to net sales to Abbott and Guidant, net sales to whom exceeded 10% of total net sales for any of the periods in the three or six months ended June 30, 2000 or 2001, is as follows:

                 PERCENT OF NET SALES BY SEGMENT AND IN TOTAL FOR THE THREE MONTHS
                                      ENDED JUNE 30, 2000
                 -----------------------------------------------------------------
                 PERIPHERAL                 MICRO
                 BLOOD CLOT              CATHETER AND
CUSTOMER          THERAPY       ONYX        ACCESS         OTHER       TOTAL
--------         -----------------------------------------------------------------
Abbott             87.26%         --          --             --        30.12%
Guidant               --       54.83%      45.23%            --        27.19%

                 PERCENT OF NET SALES BY SEGMENT AND IN TOTAL FOR THE THREE MONTHS
                                        ENDED JUNE 30, 2001
                 -----------------------------------------------------------------
                 PERIPHERAL                 MICRO
                 BLOOD CLOT              CATHETER AND
CUSTOMER          THERAPY       ONYX        ACCESS         OTHER       TOTAL
--------         -----------------------------------------------------------------
Abbott           94.04%           --          --              --      27.37%
Guidant             --         46.07%      35.26%             --      26.76%


                 PERCENT OF NET SALES BY SEGMENT AND IN TOTAL FOR THE SIX MONTHS
                                        ENDED JUNE 30, 2000
                 ---------------------------------------------------------------
                 PERIPHERAL                 MICRO
                 BLOOD CLOT              CATHETER AND
CUSTOMER          THERAPY       ONYX        ACCESS         OTHER       TOTAL
--------         ---------------------------------------------------------------
Abbott            90.24%          --          --              --      34.07%
Guidant              --        60.28%      37.80%           0.04%     25.31%

                 PERCENT OF NET SALES BY SEGMENT AND IN TOTAL FOR THE SIX MONTHS
                                        ENDED JUNE 30, 2001
                 ---------------------------------------------------------------
                 PERIPHERAL                 MICRO
                 BLOOD CLOT              CATHETER AND
CUSTOMER          THERAPY       ONYX        ACCESS         OTHER       TOTAL
--------         ---------------------------------------------------------------
Abbott           95.69%          --            --           --        29.95%
Guidant             --        46.72%        39.19%          --        27.99%

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

The Company commenced U.S. commercial shipments of its first thrombolytic infusion catheters in November 1994. Through the third quarter of 1999, the majority of the Company's revenues were derived from sales of its initial infusion catheters and related accessories, and its line of mechanical thrombolytic brushes. In August 1998, and as revised in June 2000, the Company entered into a distribution agreement with Abbott, which provides for distribution of such products by Abbott in the United States and Canada. The Company expects sales of the products mentioned above, and similar products, to continue to provide a significant portion of the Company's revenues. The Company currently sells such products outside the United States and Canada through a limited number of distributors, however, revenues under these arrangements have not been significant to date.

In November 1997, the Company signed an agreement with Guidant to distribute the Company's neuro products in Europe and, in August 1998, that agreement was expanded to include distribution in Europe of the Company's peripheral embolization products. Until September 1999, no significant revenues had been received under the Guidant arrangement. Revenues under the Guidant arrangement are dependent, to a significant extent, upon the receipt by the Company of CE Mark certification for applications of the Company's proprietary liquid embolic material, Onyx, market training and product launch activities. In July 1999, the Company received CE Mark approval for the treatment of arteriovenous malformations, or AVMs, in the brain using Onyx and, accordingly, the Company initiated market training activities in July 1999. Product launch activities with respect to the brain AVM application commenced in September 1999. In April 1999 and March 2000, the Company obtained CE Mark approval for the peripheral embolization and brain tumor applications, respectively, of Onyx, however, the Company has decided to defer commencing market training activities to a later date. In November 2000, the Company obtained CE Mark approval for the brain aneurysm application of Onyx. The Company commenced market training activities with respect to this application during the fourth quarter of 2000 as part of its Cerebral Aneurysm Multi-center European Onyx, or CAMEO, Registry. The objective of the CAMEO Registry is the accumulation of data on 100 brain aneurysm patients treated with Onyx, for use in subsequent marketing of Onyx in this application. The Company expects to complete the CAMEO Registry during the third quarter of 2001, after which it expects that market launch activities will commence.

In September 1998, the Company entered into a distribution agreement with Century, which provides for distribution of all the Company's products by Century in Japan. Significant revenues are not expected to be derived from sales in Japan until the Company's products receive regulatory approval in Japan, and market training and product launch activities are substantially underway. The Company's peripheral blood clot therapy products received regulatory approval in May 1999, as have certain of the Company's micro catheter and access products since September 1999. Market training and product launch activities have not yet commenced for all of these products, however. Accordingly, the Company has not realized significant revenues to date from sales in Japan.

On May 25, 2001, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Micro Investment, LLC a Delaware limited liability company managed by Warburg, Pincus Equity Partners, L.P.

Under the Purchase Agreement, Micro Investment invested $56 million in exchange for newly-issued shares of the Company's common stock. The transaction consisted of a two-stage private placement. Upon the closing of the first stage in May and June 2001, Micro Investment owned approximately 16.6% of the outstanding shares of the Company's common stock. Upon the closing of the second stage, Micro Investment owned 50.24% of the outstanding shares of the Company's common stock, resulting in a change in control of the Company. As a result, stockholder approval of the second stage was required under the Marketplace Rules of the Nasdaq Stock Market. The Company received the necessary vote of stockholders approving the second stage at a special meeting held July 26, 2001.

The terms of the Company's distribution agreements with Abbott, Guidant and Century give the Company the ability to terminate each of these agreements upon the payment of a fee following a change in control of the Company such as occurred as a result of the transaction with Micro Investment described above. Such termination of the Guidant and Century agreements would also require the Company to repay notes payable, and such termination of the Century agreement would require the Company to first satisfy certain other conditions. The Company currently is evaluating its available alternatives with respect to each of these agreements.

The Company's products are manufactured by the Company at its facility in Irvine, California. Certain accessories are manufactured and processes are performed by contract manufacturers.

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

The Company manufactures product for stock and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a significant backlog in the near term.

RESULTS OF OPERATIONS

Comparison of The Three and Six Months Ended June 30, 2000 and 2001

Following is information with respect to net sales for the three and six months ended June 30, 2000 and 2001:


                                                            THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
                                                            ---------------------------          --------------------------
                                                               2000             2001                2000            2001
                                                            ----------       ----------          ----------      ----------
 Peripheral blood clot therapy
      United States                                         $  364,414       $  703,035          $  797,376       $1,433,304
      International                                             53,194           44,556              86,198           64,627
                                                            ----------       ----------          ----------       ----------
 Total peripheral blood clot therapy revenues                  417,608          747,591             883,574        1,497,931
                                                            ----------       ----------          ----------       ----------
 Onyx
      United States                                                900          185,677               2,050          210,977
      International                                            216,643          286,316             404,444          622,436
                                                            ----------       ----------          ----------       ----------
Total Onyx revenues                                            217,543          471,993             406,494          833,413
                                                            ----------       ----------          ----------       ----------
 Micro catheter and access
      United States                                             66,450          501,514             152,225          841,288
      International                                            397,251          831,058             766,507        1,582,936
                                                            ----------       ----------          ----------       ----------
 Total micro catheter and access revenues                      463,701        1,332,572             918,732        2,424,224
                                                            ----------       ----------          ----------       ----------
 Other
      United States                                            111,054           16,105             131,657           29,457
      International                                                 95                -                 143                -
                                                            ----------       ----------          ----------       ----------
 Total other revenues                                          111,149           16,105             131,800           29,457
                                                            ----------       ----------          ----------       ----------
 Total revenues                                             $1,210,001       $2,568,261          $2,340,600       $4,785,025
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

The increases in peripheral blood clot therapy sales from the three and six months ended June 30, 2000 to the corresponding period in 2001 resulted primarily from the changes arising from the new agreement with Abbott, described above.

The increases from the three and six months ended June 30, 2000 to the corresponding periods in 2001 in Onyx sales in the United States are attributable to the commencement of the use of Onyx for treating brain aneurysm and AVM cases as part of the Company's pivotal clinical trials for each such Onyx application, both of which commenced in the second quarter of 2001. The increases in international Onyx sales from the three and six months ended June 30, 2000 to the corresponding periods in 2001 are attributable to increasing European market penetration of the use of Onyx in the treatment of AVMs, and from sales of Onyx for use in treating brain aneurysm cases as part of the Company's CAMEO Registry. The objective of the CAMEO Registry is the accumulation of data on 100 brain aneurysm cases treated with Onyx, for use in subsequent marketing of Onyx in this application. The Company expects to complete the CAMEO Registry during the third quarter of 2001, after which it expects market launch activities will commence.

The increases in sales of micro catheter and access products during the three and six months ended June 30, 2001, relative to the corresponding periods in 2000, are due primarily to increased market penetration of such products in Europe, expansion of the product line offering worldwide, sale of products in connection with sales of Onyx, as discussed above, and increased sales resulting from the re-establishment, in the third quarter of 2000, of the Company's direct sales force in the United States.

Cost of sales for the three months ended June 30, 2001 was $1,384,508, compared to $784,895 for the corresponding period in 2000. Cost of sales for the six months ended June 30, 2001 was $2,496,048, compared to $1,510,539 for the corresponding period in 2000. As a percentage of sales, cost of sales decreased to 54% and 52% for the three and six month periods ended June 30, 2001, respectively, from 65% for the corresponding periods in 2000. The dollar increases in cost of sales are due primarily to increased volume, and the decreases in cost of sales as a percentage of sales are due primarily to (a) a shift in the mix of product shipments during 2001 toward Onyx and micro catheter and access products, which bear higher percentage margins relative to the Company's peripheral blood clot therapy products, (b) the effects of the changes in the agreement with Abbott, described above, and (c) the ability to spread fixed overhead costs over larger manufacturing volumes in 2001, relative to 2000.

Research and development expenses, which include regulatory and clinical expenses, increased 25% from $1,726,956 for the three months ended June 30, 2000 to $2,157,768 for the corresponding period in 2001, and increased 30% from $3,384,976 for the six months ended June 30, 2000 to $4,389,458 for the corresponding period in 2001. The increases are attributable primarily to the Company's increasing activity in the development of the use of Onyx and related micro catheters and access products, and associated regulatory activity and clinical trials. The increases are also attributable to higher non-cash charges in 2001, relative to 2000, related to granting stock options to non-employee physicians who consult with the Company, and to the write-off in 2001 of certain costs, originally capitalized as intellectual property costs, that were identified with projects no longer being pursued.

Selling, general and administrative expenses increased 79% from $1,364,677 for the three months ended June 30, 2000 to $2,443,759 for the corresponding period in 2001, and increased 79% from $2,552,435 for the six months ended June 30, 2000 to $4,560,667 for the corresponding period in 2001. These increases were due primarily to the re-establishment of the Company's direct sales force in the United States, and the expansion of the Company's marketing capabilities and activities worldwide, both of which commenced during the third quarter of 2000.

Net interest expense increased from $4,447 for the three months ended June 30, 2000 to $207,714 for the corresponding period in 2001, and from $122,919 for the six months ended June 30, 2000 to $372,626 for the corresponding period in 2001. This increase was due primarily to interest income from higher average cash balances in 2000 arising from the Company's receipt of $11.2 million in net proceeds from the completion of a private placement of 1.6 million shares of the Company's common stock in March 2000, relative to 2001 during which the proceeds of the first stage of the transaction with Micro Investment, amounting to approximately $7.5 million, were not received until late May and June.

As a result of the items discussed above, the Company incurred a net loss of $3,625,488 and $7,034,574 for the three and six months ended June 30, 2001, respectively, compared to $2,670,974 and $5,231,069 for the corresponding periods in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of approximately $60 million at June 30, 2001. To initially fund its operations, the Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million.

In November 1997, the Company received $5 million from Guidant under terms of a convertible subordinated note agreement. The principal amount of the note is due in October 2002, unless accelerated for certain events defined in the note agreement, and is convertible, at any time, at Guidant's option, into shares of the Company's Common Stock at a conversion price of $10.25 per share. In April 1998, the Company achieved a milestone set forth in the agreement with Guidant, and elected, under the terms of the agreement, to have Guidant loan the Company $2 million and purchase from it $500,000 of the Company's common stock at approximately $10.50 per share, the proceeds from which were received in May 1998.

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

Under the terms of the distribution agreement executed in August 1998, and a new distribution agreement entered into in June 2000 which superseded the previously-existing agreement, the Company receives an initial purchase price payment from Abbott upon shipment of product from the Company to Abbott. The Company receives additional purchase price payments based upon Abbott's net sales, as defined in the agreement.

Concurrent with the execution of the distribution agreement with Century in September 1998, the Company and Century entered into convertible subordinated note and credit agreements, under which Century provided the Company with (a) $3 million, in exchange for a subordinated note, due in September 2003, unless accelerated for certain events defined in the note agreement, and convertible at the Company's option, subject to certain restrictions, into shares of the Company's common stock at a conversion rate of $15.00 per share, and (b) a $2 million credit facility. The availability of the credit facility commenced in April 1999, upon the Company obtaining its first CE Mark in Europe for an Onyx-related application. In September 1999, the Company borrowed the entire $2 million available under the credit facility in exchange for a note which is repayable five years from the date of the agreement and is convertible over the five-year life of the note at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion rate of approximately $16.35. Both notes have a stated interest rate of 5% per annum.

Under the terms of the distribution agreement with Century, the Company received from Century a $500,000 advance payment on September 30, 1998, which amount was applied against Century's purchase orders for the Company's products. By November 2000 such advance payment had been fully applied against purchases. Upon achievement of the first regulatory approval in Japan for an application of Onyx, Century, under the terms of the distribution agreement, is required to make a $1 million advance payment to the Company, which amount is to be applied against Century's first future purchase orders for Onyx-related product.

On March 10, 2000, the Company sold 1,600,000 shares of its Common Stock under the terms of a Securities Purchase Agreement to accredited investors in conformity with Rule 506 under Regulation D. The Company and the investors concurrently entered into a Registration Rights Agreement, under which the Company undertook to register such 1,600,000 shares under the Securities Act, which registration was declared effective by the Securities and Exchange Commission on April 24, 2000. Such shares were sold to the investors at a price of $7.46 per share, resulting in net proceeds, after payment of offering and registration costs, of approximately $11.2 million.

On May 25, 2001, the Company entered into the Purchase Agreement with Micro Investment under which Micro Investment invested $56 million in exchange for newly-issued shares of the Company's common stock. The transaction consisted of a two-stage private placement. The first stage involved the sale of 1,986,615 shares of the Company's common stock at a price of $3.75 per share, of which 1,828,679 shares were sold to Micro Investment on May 31, 2001, and 157,936 shares were sold to Micro Investment on June 19, 2001 (upon waiver of certain of the Company's stockholders of their existing preemptive rights), resulting in proceeds to the Company of approximately $7.5 million before transaction costs. The second stage, which closed on July 26, 2001, involved the sale to Micro Investment of 8,119,533 shares of the Company's common stock at a price of $6.00 per share, resulting in additional proceeds to the Company of approximately $48.7 million, before transaction costs. Upon the closing of the second stage, Micro Investment owned 50.24% of the outstanding shares of the Company's common stock, resulting in a change in control of the Company. As a result, stockholder approval of the second stage was required under the Marketplace Rules of the Nasdaq Stock Market. The Company received the necessary vote of stockholders approving the second stage at a special meeting held July 26, 2001. The Company estimates that the transaction will result in aggregate net proceeds, after payment of transaction costs, of approximately $53.3 million.

Under the terms of the subordinated note and credit agreements with Century and Guidant, described above, the change in control of the Company resulting from the transaction with Micro Investment allows Century and Guidant to accelerate the due dates of the Company's notes payable to them and declare the notes to be immediately due and payable. The Company has received a notice of acceleration from Century, and is in discussion with Century regarding this notice. To date, the Company has not received such a notice from Guidant.

As of June 30, 2001, the Company had cash and cash equivalents of approximately $9.4 million. Cash used in the Company's operations for the six months ended June 30, 2001 was approximately $7.4 million, reflecting the loss from operations, increases in inventories, receivables, and prepaids and other assets, and a decrease in deferred revenues, net of an increase in the aggregate of accounts payable, accrued liabilities, and accrued salaries and benefits. Cash used by investing activities for the six months ended June 30, 2001 was approximately $385,000 and primarily reflected expenditures for property and equipment and intellectual property. While continued investments will be made for property and equipment and for intellectual property, the Company has no significant capital commitments as of June 30, 2001. Cash provided by financing activities for the six months ended June 30, 2001 was approximately $7.3 million, primarily consisting of the proceeds from the closing of the first stage of the transaction with Micro Investment, and exercise by employees, directors and consultants of stock options, net of repayments by the Company on its equipment line of credit.

The Company believes that current resources, combined with the net proceeds from the closing of the second stage of the transaction with Micro Investment, will be sufficient to fund its operations until such time as the Company is able to generate positive cash flows through operations, which the Company anticipates will commence in late 2002. However, the Company's future liquidity and capital requirements will be influenced by numerous factors, including results under the distribution agreements with Guidant, Abbott and Century, and similar future agreements, should any be entered into. In this respect, the Company's distribution agreements with Guidant, Abbott and Century give the Company the ability to terminate each of these agreements upon the payment of a fee following a change in control of the Company such as occurred as a result of the transaction with Micro Investment. Such termination of the Guidant and Century agreements would also require the Company to repay notes payable (if not otherwise accelerated by Guidant or Century as described above), and such termination of the Century agreement would require the Company to first satisfy certain other conditions. The Company currently is evaluating its available alternatives with respect to each of these agreements. Termination by the Company of any of these distribution arrangements would also require expenditures to establish a replacement distribution system. Additional factors which could influence the Company's future liquidity and capital requirements include progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, the resources the Company devotes to developing, manufacturing and marketing its products and the demands created by its operational and development programs.

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

Many of our products are in developmental stages and may not successfully come to market. We have only recently introduced a number of products commercially, and several of our products, including extensions of existing products, are in the early stage of development. Some of our products have only recently entered clinical trials and others have not yet done so. Our ability to market these products will depend upon a number of factors, including our ability to demonstrate the safety and efficacy of our products in the clinical setting. Our products may not be found to be safe and effective in clinical trials and may not ultimately be cleared for marketing by U.S. or foreign regulatory authorities. Our failure to develop safe and effective products which are approved for sale on a timely basis would have a negative impact on our business.

Our products may not be accepted by the market. Even if we are successful in developing safe and effective products that have received marketing clearance, our products may not gain market acceptance. In order for Onyx, or any of our other products, to be accepted, we must address the needs of potential customers. The target customers for our products are interventional radiologists and interventional neuroradiologists. However, even if our products are accepted by these targeted customers, this acceptance may not translate into sales. Additionally, our market share for our existing products may not grow, and our products which have yet to be introduced may not be accepted in the market.

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

We face intense competition from many large companies. The medical technology industry is intensely competitive. Our products compete with other medical devices, surgical procedures and pharmaceutical products. A number of the companies in the medical technology industry, including manufacturers of neurovascular and peripheral vascular products, have substantially greater capital resources, larger customer bases, broader product lines, greater marketing and management resources, larger research and development staffs and larger facilities than ours. These competitors have developed and may continue to develop products that are competitive with ours. They may develop and market technologies and products that are more readily accepted than ours. Their products could make our technology and products obsolete or noncompetitive. Although we believe that our products may offer certain advantages over our competitors' currently-marketed products, companies entering the market early often obtain and maintain significant market share relative to those entering the market later. While we have designed our products to be cost effective and more efficient than competing technologies, we might not be able to provide better methods or products at comparable or lower costs.

We also compete with other manufacturers of medical devices for clinical sites to conduct human trials. If we are not able to locate such clinical sites on a timely basis, it could hamper our ability to conduct trials of our products, which may be necessary to obtain required regulatory clearance or approval.

One of our stockholders holds a majority of our common stock. One of the Company's stockholders, Micro Investment, LLC, beneficially owns approximately 50% of the Company's outstanding Common Stock. Micro Investment will be able to exercise voting control over the Company for the foreseeable future and will be able to elect the entire Board of Directors, set dividend policy and otherwise generally determine the Company's management. This control by Micro Investment could prevent, or make more difficult, a sale of the Company that is not on terms acceptable to Micro Investment. In addition, this control would allow Micro Investment to prevent, or alternatively, to cause to occur significant corporate transactions.

We have a limited operating history, during which time we have not been profitable. We were incorporated in 1993. To date, our business has generated limited product sales. From our inception through June 30, 2001, we incurred cumulative losses of approximately $60 million. We expect additional losses as we expand our research and development, clinical, regulatory, manufacturing and marketing efforts. We may not achieve significant sales of our products or become profitable. We could encounter substantial delays and unexpected expenses related to the introduction of our current and future products, or our research and development, clinical, regulatory, manufacturing and marketing efforts. Such delays or expenses could reduce revenues, increase operating losses and have a negative effect on our business.

We depend on patents and proprietary technology. Our success will depend in part on our ability to:

        o  obtain and maintain patent protection for our products;

        o  preserve our trade secrets; and

        o  operate without infringing the proprietary rights of others.

The patent position of a medical device company may involve complex legal and factual issues. As of August 7, 2001, we held 51 issued U.S. patents and 3 issued foreign patents, and have 43 U.S. and 48 foreign patent applications pending. Our issued U.S. patents cover technology underlying Onyx and related delivery systems (including both liquid embolic implantables as well as micro catheters, access and delivery devices), carotid and intra-cerebral stents, coatings, the Cragg MicroValve, infusion wires, and the Thrombolytic Brush. The expiration dates of these patents range from 2009 to 2021. The pending claims cover additional aspects of liquid embolic material, micro catheters, access and delivery devices, carotid and intra-cerebral stent technologies, non-vascular liquid embolic products, infusion catheters, infusion wires, and the Thrombolytic Brush. Each product area we are pursuing is covered by at least three issued patents and, in most instances, several pending patents. One of the patents we use is currently licensed by us from Andrew Cragg, M.D. There is no guarantee that issued patents will provide us significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. It is possible that patents belonging to competitors will require us to alter our technology and products, pay licensing fees or cease to market or develop our current or future technology and products. We also rely on trade secrets to protect our proprietary technology, and it is possible that others will independently develop or otherwise acquire equivalent technology or that we will be unable to maintain our technology as trade secrets. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. If we fail to protect our intellectual property rights, there could be a negative impact on our business.

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

We have limited marketing and distribution experience and our experience in working with third-party distributors is limited. In November 1997, we executed a distribution agreement with Guidant to provide for the distribution of our neuro vascular product in Europe, and, in August 1998, Guidant agreed to expand this distribution agreement with us to provide for the distribution of our peripheral embolization applications of Onyx. We did not enjoy meaningful revenues under this arrangement until the third quarter of 1999, following the initial regulatory clearance in the European Union to market Onyx for the treatment of brain arteriovenous malformations, or AVMs. In August 1998, we executed a distribution agreement with Abbott to provide for distribution of our peripheral vascular blood clot therapy products in the United States and Canada, and we entered into a new agreement with Abbott in June 2000. In September 1998, we executed a distribution agreement with Century to provide for distribution of all our products in Japan. We did not enjoy meaningful revenues under the agreement with Century until the second quarter of 1999, following initial marketing clearance for certain of our products. There is no guarantee that any of Guidant, Abbott or Century will be able to successfully market or distribute our products.

Our sales force in the United States consists of seven individuals, five of whom joined Micro Therapeutics in the third quarter of 2000. There is competition for sales personnel experienced in interventional medical device sales, and there can be no assurance we will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. We believe we will need to continue to expand our distributor network or develop our own sales force. Our ability to market our products in certain areas may depend on strategic alliances with marketing partners such as Guidant, Abbott and Century. There is no guarantee we will be able to enter into distribution agreements other than the agreements with Guidant, Abbott and Century on acceptable terms or at all. Also, there can be no assurance that such agreements will be successful in developing our marketing capabilities or that we will be able to successfully develop a direct sales force.

The terms of our distribution agreements with Guidant, Abbott, and Century give us the ability to terminate each of these agreements upon the payment of a fee following a change in control of the Company such as occurred as a result of the transaction with Micro Investment described above. Such termination of the Guidant and Century agreements would also require the Company to repay notes payable, and such termination of the Century agreement would require the Company to first satisfy certain other conditions. We are currently evaluating our available alternatives with respect to each of these agreements.

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

Before we can commercially market Onyx in the U.S., we will be required to submit one or more pre-market approval applications to the Food and Drug Administration. This generally involves a substantially longer and less certain review process than that of a 510(k) pre-market notification. Such pre-market approval applications require human clinical testing prior to any action by the Food and Drug Administration. Based on the information regarding the material composition of Onyx, we believe Onyx would be regulated as a device. However, the Food and Drug Administration could at a later date determine that Onyx should be regulated as a drug. Such a change could significantly delay the commercial availability of Onyx and have a material adverse effect our business. Delays in receipt of, failure to receive, or loss of regulatory approvals or clearances to market our products would negatively impact our ability to market these products.

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

In the European Union, we will be required to maintain the certifications we have obtained, which are necessary to affix the CE Mark to our applicable products. We will have to obtain additional certifications with respect to affixing the CE Mark to our new products, in order to sell them in member countries of the European Union. We have received CE Mark certifications with respect to our currently marketed peripheral blood clot therapy products, micro catheters, guidewires, balloon systems, and certain peripheral vascular, brain AVM, brain tumor and brain aneurysm embolization applications of Onyx. We anticipate obtaining certifications with respect to certain additional applications of Onyx. However, such certifications may be dependent upon successful completion of clinical studies. These clinical studies may not be successfully completed and we may not be able to obtain the required certifications. Additionally, we may not be able to maintain our existing certifications. In addition, federal, state, local and international government regulations regarding the manufacture and sale of health care products and diagnostic devices are subject to future change, and additional regulations may be adopted.

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

We may not be able to expand our international sales. In the quarter and six months ended June 30, 2001, 45% and 47%, respectively, of our revenues were derived from international sales. We believe our future performance will be dependent in part upon our ability to increase international sales. Although the perceived demand for certain products may be lower outside the United States, we intend to continue to expand our international operations and to enter additional international markets, which will require significant management attention and financial resources. There is no guarantee however, that we will be able to successfully expand our international sales. Our success in international markets will depend on our ability to establish and maintain agreements with suitable distributors, or establish a direct sales presence.

International sales are subject to inherent risks, including unexpected changes in regulatory requirements, fluctuating exchange rates, difficulties in staffing and managing foreign sales and support operations, additional working capital requirements, customs, duties, tariff regulations, export license requirements, political and economic instability, potentially limited intellectual property protection and difficulties with distributors. In addition, sales and distribution of our products outside the United States are subject to extensive foreign government regulation. We have in the past avoided losses due to fluctuating exchange rates associated with international sales by selling our products in U.S. dollars. However, we have begun to sell products in local currency and anticipate expanding this practice, which would subject us to currency exchange risks.

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

Provisions in our charter documents and Delaware law may make an acquisition of us more difficult. Provisions of our Amended and Restated Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to stockholders. Our Amended and Restated Certificate of Incorporation provides for 5,000,000 authorized shares of Preferred Stock, the rights, preferences and privileges of which may be fixed by our board of directors without any further vote or action by our stockholders. In addition, our stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of Micro Therapeutics. Further, Section 203 of the General Corporation Law of Delaware prohibits us from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of Micro Therapeutics without action by our stockholders, and therefore, could materially adversely affect the price of our Common Stock.

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

Energy shortages may adversely impact operations. California is currently experiencing shortages of electrical power and other energy sources. This condition has periodically resulted in rolling electrical power outages (or the temporary and generally unannounced loss of the primary electrical power source). The computer and manufacturing equipment and other systems in our operating location in California are subject to shutdown in the event of a rolling electrical power outage. Currently, we do not have secondary electrical power sources to mitigate the impact of temporary or longer-term electrical outages. It is not anticipated that the power shortages will abate soon, and therefore, our operating facilities may experience brown-outs, black-outs, or other consequences of the shortage, and may be subject to usage restrictions or other energy consumption regulations that could adversely impact or disrupt our commercial manufacturing and other activities.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is not a party to any material legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 31, 2001, at which four proposals were presented and voted on.

Proposal One: Each of the six nominees to the Board of Directors was elected for a one-year term by the stockholders. The directors elected were: John Rush and George Wallace (each of whom was elected with the following voting results: For, 9,219,900; Withheld, 536,150); and Dick Allen, Kim Blickenstaff, W. James Fitzsimmons and Samuel Navarro (each of whom was elected with the following voting results: For, 9,479,400; Withheld, 276,650).

Proposal Two: The Company's Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 20,000,000 to 35,000,000 shares. The voting results were: For, 5,265,987; Against or Abstain, 40,428

Proposal Three: The Company's 1996 Stock Incentive Plan was amended to increase the number of shares subject thereto to the total of 3,250,000 shares. The voting results were: For, 4,587,615; Against or Abstain, 693,028.

Proposal Four: The appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2001 was ratified. The voting results were: For, 9,755,400; Against, 500; Abstain, 150.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            See Index To Exhibits on Page 26 of this Quarterly Report on Form 10-QSB.

        (b) REPORTS ON FORM 8-K

            On June 7, 2001 the Company filed a Form 8-K with respect to the execution of a Securities Purchase Agreement with Micro Investment, LLC, which provided for the purchase by Micro Investment, LLC of approximately 10.1 million newly-issued shares of the Company's Common Stock for approximately $56 million in a two-stage private placement.

            No other reports on Form 8-K were filed, or required to be filed, by the Company during the quarterly period ended June 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MICRO THERAPEUTICS, INC.



Date:  August 13, 2001                  By: /s/ Harold A. Hurwitz
                                           ------------------------------
                                           Harold A. Hurwitz
                                           Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NUMBER           DESCRIPTION
--------------           -----------

3.1.1 Amended and Restated Certificate of Incorporation of the Company, as currently in effect.