Form 10QSB
period 2001-09-30
MICRO THERAPEUTICS INC
filed 2001-11-19
CIK 311407

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001.

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

                                                    Yes [X]   No  [ ]


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


                Class                        Outstanding at November 19, 2001
                -----                        --------------------------------
   Common Stock, $.001 par value                         20,143,370

Transitional small business disclosure format:  Yes  [ ]  No [X]




                               Page 1 of 28 Pages
                            Exhibit Index on Page 28

                                   MICRO THERAPEUTICS, INC.
                                     INDEX TO FORM 10-QSB



PART I.  FINANCIAL INFORMATION                                                                 Page Number

         Item 1. Financial Statements

                Consolidated Balance Sheet as of September 30, 2001 (unaudited)...............        3

                Consolidated Statements of Operations for the Three and Nine Months Ended
                  September 30, 2000 and 2001 (unaudited).....................................        4

                Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 2000 and 2001 (unaudited).....................................        5

                Notes to Unaudited Consolidated Financial Statements..........................     6-10

         Item 2. Management's Discussion and Analysis or Plan of Operation....................    11-25

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................................       26

         Item 4. Submission Of Matters To A Vote Of Security Holders..........................       26

         Item 6. Exhibits and Reports on Form 8-K.............................................       26

SIGNATURES....................................................................................       27

                            MICRO THERAPEUTICS, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                  A S S E T S:

Current assets:
  Cash and cash equivalents                                                     $  44,993,164
  Accounts receivable, net of allowance for doubtful accounts of $44,905            1,326,573
  Inventories, net of allowance for obsolescence of $130,454                        2,433,003
  Prepaid expenses and other current assets                                           516,245
                                                                                -------------
             Total current assets                                                  49,268,985

Property and equipment, net of accumulated depreciation of $2,602,409               1,662,382
Patents and licenses, net of accumulated amortization of $395,012                   1,816,271
Other assets                                                                           40,883
                                                                                -------------
             Total assets                                                       $  52,788,521
                                                                                =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                                              $     325,970
  Accrued salaries and benefits                                                     1,133,357
  Accrued liabilities                                                               3,402,302
  Notes payable                                                                     5,000,000
  Deferred revenue                                                                    143,754
                                                                                -------------
             Total current liabilities                                             10,005,383

Deferred revenue                                                                      600,002
                                                                                -------------
             Total liabilities                                                     10,605,385
                                                                                -------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized;
    no shares issued or outstanding
  Common stock, $0.001 par value, 35,000,000 shares authorized;
    20,121,970 shares issued and outstanding                                           20,122
  Additional paid-in capital                                                      109,425,125
  Stockholder notes receivable                                                       (384,575)
  Accumulated deficit                                                             (66,877,536)
                                                                                -------------
             Total stockholders' equity                                            42,183,136
                                                                                -------------
             Total liabilities and stockholders' equity                         $  52,788,521
                                                                                =============


See notes to unaudited consolidated financial statements.

                            MICRO THERAPEUTICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 and 2001
                                   (UNAUDITED)

                                                        For the Three Months Ended                   For the Nine Months Ended
                                                     --------------------------------------  --------------------------------------
                                                     September 30, 2000  September 30, 2001  September 30, 2000  September 30, 2001
                                                     ------------------  ------------------  ------------------  ------------------
Net sales                                               $  1,440,693       $  2,103,072         $  3,781,293       $  6,888,097
Cost of sales                                                715,789            976,832            2,226,328          3,472,880
                                                        ------------       ------------         ------------       ------------
      Gross margin                                           724,904          1,126,240            1,554,965          3,415,217
                                                        ------------       ------------         ------------       ------------
Costs and expenses:
  Research and development                                 1,958,055          2,725,234            5,343,030          7,114,692
  Selling, general and administrative                      1,826,737          1,899,725            4,379,173          6,460,392
  Distribution agreement termination                                          3,100,000                               3,100,000
                                                        ------------       ------------         ------------       ------------
      Total costs and expenses                             3,784,792          7,724,959            9,722,203         16,675,084
                                                        ------------       ------------         ------------       ------------
      Loss from operations                                (3,059,888)        (6,598,719)          (8,167,238)       (13,259,867)
                                                        ------------       ------------         ------------       ------------
Other income (expense):
  Interest income                                            221,412            333,387              612,695            493,774
  Interest expense                                          (290,549)          (258,817)            (804,750)          (792,656)
  Other, net                                                   1,159                 --                1,159                826
                                                        ------------       ------------         ------------       ------------
                                                             (67,978)            74,570             (190,896)          (298,056)
                                                        ------------       ------------         ------------       ------------
      Loss before provision for
           income taxes and extraordinary item            (3,127,866)        (6,524,149)          (8,358,134)       (13,557,923)

Provision for income taxes                                                                               800                800
                                                        ------------       ------------         ------------       ------------
Loss before extraordinary item                            (3,127,866)        (6,524,149)          (8,358,934)       (13,558,723)
Extraordinary loss on early extinguishment of debt                              716,380                                 716,380
                                                        ------------       ------------         ------------       ------------
Net loss                                                $ (3,127,866)      $ (7,240,529)        $ (8,358,934)      $(14,275,103)
                                                        ============       ============         ============       ============
Per share data (basic and diluted):
  Loss before extraordinary item                              $(0.31)            $(0.36)              $(0.88)            $(1.05)
  Extraordinary loss on early extinguishment of
    debt                                                                          (0.04)                                  (0.06)
                                                              ------             ------                -----              -----
  Net loss                                                    $(0.31)            $(0.40)              $(0.88)            $(1.11)
                                                               =====              =====                =====              =====
Weighted average shares outstanding                        9,953,000         17,911,000            9,518,000         12,869,000
                                                        ============       ============         ============       ============


See notes to unaudited consolidated financial statements.

                            MICRO THERAPEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                   (UNAUDITED)

                                                                                       2000                2001
                                                                                       ----                ----
Cash flows from operating activities:
  Net loss                                                                        $ (8,358,934)       $(14,275,103)
  Adjustments to reconcile net loss to net cash used in
         operating activities:
     Extraordinary loss on early extinguishment of debt                                                    716,380
     Depreciation and amortization                                                     637,376             721,853
     Amortization of note payable discounts                                            275,669             303,815
     Compensation related to stock options                                             230,551             300,734
     Change in operating assets and liabilities:
        Accounts receivable                                                           (465,893)           (299,096)
        Inventories                                                                   (437,137)           (705,770)
        Prepaid expenses and other assets                                             (158,368)           (120,279)
        Accounts payable                                                              (214,815)            (47,648)
        Accrued salaries and benefits                                                  555,127             387,164
        Accrued liabilities                                                            141,401           2,998,187
        Deferred revenue                                                               146,335            (206,247)
                                                                                  ------------        ------------
                        Net cash used in operating activities                       (7,648,688)        (10,226,011)
                                                                                  ------------        ------------
Cash flows from investing activities:
  Additions to property and equipment                                                 (377,215)           (343,145)
  Additions to patents and licenses                                                    (67,642)           (318,548)
                                                                                  ------------        ------------
                        Net cash used in investing activities                         (444,857)           (661,693)
                                                                                  ------------        ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock under employee stock purchase plan             79,559              94,632
  Proceeds from exercise of stock options                                              532,151              31,227
  Proceeds from issuance of common stock, net of issuance costs                     11,191,362          52,913,141
  Decrease in long term debt                                                                            (7,000,000)
  Stockholder notes receivable                                                        (244,655)                 --
  Repayments on equipment line of credit                                               (38,099)            (30,693)
                                                                                  ------------        ------------
                        Net cash provided by financing activities                   11,520,318          46,008,307
                                                                                  ------------        ------------
                        Net increase in cash and cash equivalents                    3,442,671          35,120,603

Cash and cash equivalents at beginning of year                                       9,666,166           9,872,561
                                                                                  ------------        ------------
Cash and cash equivalents at end of period                                        $ 13,108,837        $ 44,993,164
                                                                                  ============        ============

See notes to unaudited consolidated financial statements.

                            MICRO THERAPEUTICS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

3.  Equity Financing

    On May 25, 2001, the Company entered into a securities purchase agreement with Micro Investment, LLC a Delaware limited liability company managed by Warburg, Pincus Equity Partners, L.P.

    Under the securities purchase agreement, Micro Investment invested $56 million in exchange for newly-issued shares of the Company's common stock. The transaction consisted of a two-stage private placement. The first stage involved the sale of 1,986,615 shares of the Company's common stock at a price of $3.75 per share, of which 1,828,679 shares were sold to Micro Investment on May 31, 2001, and 157,936 shares were sold to Micro Investment on June 19, 2001 (upon waiver of certain of the Company's stockholders of their existing preemptive rights), resulting in proceeds to the Company of approximately $7.5 million before transaction costs. The second stage, which closed on July 26, 2001, involved the sale to Micro Investment of 8,119,533 shares of the Company's common stock at a price of $6.00 per share, resulting in additional proceeds to the Company of approximately $48.7 million, before transaction costs.

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

    The securities purchase agreement requires the Company to prepare and file with the Securities and Exchange Commission, as soon as practicable after the closing date of the second stage, a registration statement for the purpose of registering under the Securities Act of 1933, as amended, all of the shares of the Company's common stock that were sold to Micro Investment pursuant to the securities purchase agreement.

    The securities purchase agreement provides that, for as long as Micro Investment owns at least 10% of the outstanding shares of the Company's common stock, the Company's Board of Directors shall not exceed seven members. The securities purchase agreement specifies, based on the percentage of outstanding shares of the Company's common stock owned by Micro Investment, how many persons the Company shall nominate to its Board of Directors and use its best efforts to cause to be elected that have been designated by Micro Investment. So long as Micro Investment holds 30% of the outstanding shares of common stock of the Company, Micro Investment shall be entitled to designate a majority of the members of the Company's Board of Directors. As of July 26, 2001, the Company's Board of Directors comprised seven members, four of which were designees of Micro Investment.

    Under the terms of subordinated note and credit agreements with each of Century Medical, Inc. ("Century") and Guidant Corporation ("Guidant"), the change in control of the Company resulting from the transaction with Micro Investment described above allowed Century and Guidant to accelerate the due dates of the Company's notes payable to them and declare the notes to be immediately due and payable. The Company received such a notice of acceleration from Century and repaid the notes, aggregating $5 million and having an original due date of September 30, 2003, on October 9, 2001, thus constituting an early extinguishment of such debt. The accompanying consolidated financial statements reflect the notes as current liabilities, the accrual of interest expense through the date of the debt extinguishment, and an extraordinary loss, amounting to $443,203, representing the unamortized discount related to the notes at the date of debt extinguishment.

    The Company did not receive a notice of acceleration from Guidant, although the notes payable to Guidant were also extinguished prior to their original due date pursuant to the Company's termination of its distribution agreement with Guidant, as discussed in Note 4.

    The terms of the Company's distribution agreements with Abbott Laboratories ("Abbott"), Guidant and Century give the Company the ability to terminate each of these agreements upon the payment of a fee following a change in control of the Company, such as occurred as a result of the transaction with Micro Investment. The Company elected to terminate its agreement with Guidant, as described in Note 4. The Company is evaluating its available alternatives with respect to the remaining agreements.

4.  Distribution Agreements

    Abbott Laboratories

    The Company and Abbott entered into a distribution agreement in August 1998 which provided Abbott with exclusive rights to distribute the Company's peripheral blood clot therapy products in the U.S. and Canada. The initial term of the agreement was through 2008.

    On June 28, 2000, the parties entered into a revised agreement which superseded the previously-existing August 1998 distribution agreement. Under the June 2000 agreement, the Company has certain responsibilities for marketing and promotion of the Company's peripheral blood clot therapy products in the United States and Canada.

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

    Guidant Corporation

    On September 14, 2001, the Company and Guidant signed a termination agreement with respect to their distribution agreement dated November 17, 1997, as amended. Under the terms of the termination agreement, the distribution agreement and Guidant's European distributorship of the Company's products will terminate on December 31, 2001.

    Following December 31, 2001, the Company will repurchase, from Guidant inventory on-hand at December 31, 2001, and at Guidant's original purchase price, the Company's products purchased by Guidant from the Company from September 14, 2001 through December 31, 2001. The Company will then repurchase up to $100,000 in additional Guidant inventory of the Company's products on-hand at December 31, 2001 at Guidant's original purchase price, and Guidant will return all of its remaining inventory of the Company's products to the Company at no additional charge. As a result of these repurchase terms, the Company modified its revenue recognition policy with respect to shipments to Guidant, under which revenues related to shipments to Guidant subsequent to September 14, 2001 will be recognized only upon Guidant's sale of such inventory to its customers.

    The termination fee to be paid to Guidant will be determined, pursuant to the terms of the distribution agreement, based upon a multiple of Guidant's margin from net sales of the Company's products from January 1, 2001 through December 31, 2001. Based, in part, on net sales reported to the Company by Guidant through September 30, 2001, the Company estimates the termination fee will be approximately $3,100,000, which is included in operating expenses and accrued liabilities in the accompanying consolidated financial statements.

    Under the terms of the 5% convertible subordinated note agreement and the credit agreement, both dated November 17, 1997, between the Company and Guidant, termination of the distribution agreement allowed Guidant to accelerate the due dates of the Company's notes payable to Guidant and declare the notes to be due and payable as of the date of termination. Moreover, as discussed in Note 3, the transaction with Micro Investment allowed Guidant to declare the notes immediately due and payable. Under the terms of the termination agreement, the Company and Guidant agreed to the Company's repayment of the notes no later than September 30, 2001. The Company repaid the notes, aggregating $7 million and having an original due date of October 31, 2002, on September 21, 2001, thus constituting an early extinguishment of such debt. The accompanying consolidated financial statements include an extraordinary loss, amounting to $273,177, representing the unamortized discount related to the convertible note at the date of debt extinguishment.

    EV3 International, Inc.

    On November 16 2001, the Company signed a sales representative agreement with EV3 International, Inc. Under the terms of the agreement, EV3 International will provide product promotion, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where the Company has no existing third-party distributor for its products, and distributor management services in certain countries outside the U.S. and Canada where the Company has an existing third-party distributor for its products. All the countries currently included in the territory covered by the Company's distribution agreement with Guidant are included in the Company's agreement with EV3 International. Stockholders owning a majority of the common stock of EV3 International are members of Micro Investment, LLC, the Company's majority stockholder.

5.  Loss Per Share

    Loss per share is calculated by dividing the loss by the weighted average number of common shares issued and outstanding during the period. Potential common shares, represented by options and convertible debt, have been excluded from the calculations due to their anti-dilutive effect. Basic and diluted loss per share are the same for the periods presented.

6.  Segment Information

    Information with respect to net sales for the three and nine months ended September 30, 2000 and 2001 is as follows:

                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                SEPTEMBER 30                    SEPTEMBER 30
                                         --------------------------      --------------------------
                                            2000            2001            2000            2001
                                         ----------      ----------      ----------      ----------

Peripheral blood clot therapy
     United States                       $  706,409      $  698,958      $1,503,785      $2,132,262
     Europe                                  13,337           8,735          65,232          40,810
     Rest of world                           18,751          20,653          53,054          53,205
                                         ----------      ----------      ----------      ----------
Total peripheral blood clot therapy
revenues                                    738,497         728,346       1,622,071       2,226,277
                                         ----------      ----------      ----------      ----------

Onyx
     United States                               --         192,850           2,050         403,827
     Europe                                 128,426         150,331         450,740         711,187
     Rest of world                           29,690          34,727         111,820          96,307
                                         ----------      ----------      ----------      ----------
Total Onyx revenues                         158,116         377,908         564,610       1,211,321
                                         ----------      ----------      ----------      ----------

Micro catheter and access
     United States                           91,942         491,501         244,167       1,332,789
     Europe                                 306,228         288,857         787,120       1,450,706
     Rest of world                          131,933         176,122         417,548         597,209
                                         ----------      ----------      ----------      ----------
Total micro catheter and access
product revenues                            530,103         956,480       1,448,835       3,380,704
                                         ----------      ----------      ----------      ----------

Other
     United States                           13,977          40,338         145,634          69,795
     Europe                                      --              --              --              --
     Rest of world                               --              --             143              --
                                         ----------      ----------      ----------      ----------
Total other revenues                         13,977          40,338         145,777          69,795
                                         ----------      ----------      ----------      ----------

Total revenues                           $1,440,693      $2,103,072      $3,781,293      $6,888,097
                                         ==========      ==========      ==========      ==========

    Information with respect to net sales to Abbott and Guidant, net sales to whom exceeded 10% of total net sales for one or more of the periods in the three or nine months ended September 30, 2000 or 2001, is as follows:


         PERCENT OF NET SALES BY SEGMENT AND IN TOTAL FOR THE THREE MONTHS ENDED
                                    SEPTEMBER 30, 2000

                PERIPHERAL                MICRO
                BLOOD CLOT             CATHETER AND
CUSTOMER         THERAPY       ONYX       ACCESS        OTHER       TOTAL
--------        ------------------------------------------------------------
Abbott           95.66%          --           --          --        49.03%
Guidant             --         72.77%      43.90%         --        24.14%



         PERCENT OF NET SALES BY SEGMENT AND IN TOTAL FOR THE THREE MONTHS ENDED
                                     SEPTEMBER 30, 2001

                PERIPHERAL                MICRO
                BLOOD CLOT             CATHETER AND
CUSTOMER         THERAPY       ONYX       ACCESS        OTHER       TOTAL
--------        ------------------------------------------------------------

Abbott           95.97%         --           --          --         33.24%
Guidant             --        24.39%      24.98%         --         15.74%



         PERCENT OF NET SALES BY SEGMENT AND IN TOTAL FOR THE NINE MONTHS ENDED
                                     SEPTEMBER 30, 2000

                PERIPHERAL                MICRO
                BLOOD CLOT             CATHETER AND
CUSTOMER         THERAPY       ONYX       ACCESS        OTHER       TOTAL
--------        ------------------------------------------------------------

Abbott           92.71%         --            --            --      39.77%
Guidant             --        63.78%       40.03%      0.03%        24.86%



         PERCENT OF NET SALES BY SEGMENT AND IN TOTAL FOR THE NINE MONTHS ENDED
                                     SEPTEMBER 30, 2001

                PERIPHERAL                MICRO
                BLOOD CLOT             CATHETER AND
CUSTOMER         THERAPY       ONYX       ACCESS        OTHER       TOTAL
--------        ------------------------------------------------------------

Abbott           95.78%         --            --          --        30.96%
Guidant             --         39.76%      35.17%         --        24.25%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference are discussed under "Certain Factors that May Affect Our Business and Future Results."

OVERVIEW

Since its inception in June 1993, the Company has been primarily engaged in the design, development and marketing of minimally invasive devices for treatment of vascular disease. The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue at least into fiscal 2003 as the Company expends substantial resources to fund research and development, clinical trials, regulatory approvals, and marketing and sales activities.

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

In November 1997, the Company signed an agreement with Guidant to distribute the Company's neuro products in Europe and, in August 1998, that agreement was expanded to include distribution in Europe of the Company's peripheral embolization products. Until September 1999, no significant revenues had been received under the Guidant arrangement. Revenues under the Guidant arrangement have been dependent, to a significant extent, upon the receipt by the Company of CE Mark certification for applications of the Company's proprietary liquid embolic material, Onyx, market training and product launch activities. In July 1999, the Company received CE Mark approval for the treatment of arteriovenous malformations, or AVMs, in the brain using Onyx and, accordingly, the Company initiated market training activities in July 1999. Product launch activities with respect to the brain AVM application commenced in September 1999. In April 1999 and March 2000, the Company obtained CE Mark approval for the peripheral embolization and brain tumor applications, respectively, of Onyx, however, the Company has decided to defer commencing market training activities to a later date.

In November 2000, the Company obtained CE Mark approval for the brain aneurysm application of Onyx. The Company commenced market training activities with respect to this application during the fourth quarter of 2000 as part of its Cerebral Aneurysm Multi-center European Onyx, or CAMEO, Registry. The objective of the CAMEO Registry was the accumulation of data on 100 brain aneurysm patients treated with Onyx, for use in subsequent marketing of Onyx in this application. In the third quarter of 2001, the Company completed the CAMEO Registry. Also during the third quarter of 2001, the Company terminated its November 1997 distribution agreement with Guidant, effective December 31, 2001. As a result, the Company decided to defer the market launch of the brain aneurysm application of Onyx until the beginning of 2002, in conjunction with its revised European marketing, sales and distribution plan, described below.

On September 14, 2001, the Company and Guidant signed a termination agreement, with respect to their November 1997 distribution agreement. Under the terms of the termination agreement, the distribution agreement and Guidant's European distributorship of the Company's products will terminate on December 31, 2001.

Following December 31, 2001, the Company will repurchase, from Guidant inventory on-hand at December 31, 2001, and at Guidant's original purchase price, the Company's products purchased by Guidant from the Company from September 14, 2001 through December 31, 2001. The Company will then repurchase up to $100,000 in additional Guidant inventory of the Company's products on-hand at December 31, 2001 at Guidant's original purchase price, and Guidant will return all of its remaining inventory of the Company's products to the Company at no additional charge. As a result of these repurchase terms, the Company modified its revenue recognition policy with respect to shipments to Guidant, under which revenues related to shipments to Guidant subsequent to September 14, 2001 will be recognized only upon Guidant's sale of such inventory to its customers.

On November 16, 2001, the Company signed a sales representative agreement with EV3 International, Inc. Under the terms of the agreement, EV3 International will provide product promotion, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where the Company has no existing third-party distributor for its products, and distributor management services in certain countries outside the U.S. and Canada where the Company has an existing third-party distributor for its products. All the countries currently included in the territory covered by the Company's distribution agreement with Guidant are included in the Company's agreement with EV3 International. Stockholders owning a majority of the common stock of EV3 International are members of Micro Investment, LLC, the Company's majority stockholder.

In September 1998, the Company entered into a distribution agreement with Century, which provides for distribution of all the Company's products by Century in Japan. Significant revenues are not expected to be derived from sales in Japan until the Company's products receive regulatory approval in Japan, and market training and product launch activities are substantially underway. The Company's peripheral blood clot therapy products received regulatory approval in May 1999, and certain of the Company's micro catheter and access products have received regulatory approval since September 1999. Market training and product launch activities have not yet commenced for all of these products, however. Accordingly, the Company has not realized significant revenues to date from sales in Japan.

On May 25, 2001, the Company entered into a securities purchase agreement with Micro Investment, LLC a Delaware limited liability company managed by Warburg, Pincus Equity Partners, L.P.

Under the securities purchase agreement, Micro Investment invested $56 million in exchange for newly-issued shares of the Company's common stock. The transaction consisted of a two-stage private placement. Upon the closing of the first stage in May and June 2001, Micro Investment owned approximately 16.6% of the outstanding shares of the Company's common stock. Upon the closing of the second stage, Micro Investment owned 50.24% of the outstanding shares of the Company's common stock, resulting in a change in control of the Company. Stockholder approval of the second stage was required under the Marketplace Rules of the Nasdaq Stock Market. The Company received the necessary vote of stockholders approving the second stage at a special meeting held July 26, 2001.

The terms of the Company's distribution agreements with Abbott, Guidant and Century give the Company the ability to terminate each of these agreements upon the payment of a fee following a change in control of the Company such as occurred as a result of the transaction with Micro Investment described above. The Company elected to terminate its agreement with Guidant, as described above, and is evaluating its available alternatives with respect to the remaining agreements.

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

RESULTS OF OPERATIONS

Comparison of The Three and Nine Months Ended September 30, 2000 and 2001

Following is information with respect to net sales for the three and nine months ended September 30, 2000 and 2001:


                            MICRO THERAPEUTICS, INC.
                          REVENUES BY BUSINESS SEGMENT
                                   (UNAUDITED)

                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                SEPTEMBER 30                    SEPTEMBER 30
                                         --------------------------      --------------------------
                                            2000            2001            2000            2001
                                         ----------      ----------      ----------      ----------

Peripheral blood clot therapy
     United States                       $  706,409      $  698,958      $1,503,785      $2,132,262
     Europe                                  13,337           8,735          65,232          40,810
     Rest of world                           18,751          20,653          53,054          53,205
                                         ----------      ----------      ----------      ----------
Total peripheral blood clot therapy
revenues                                    738,497         728,346       1,622,071       2,226,277
                                         ----------      ----------      ----------      ----------

Onyx
     United States                               --         192,850           2,050         403,827
     Europe                                 128,426         150,331         450,740         711,187
     Rest of world                           29,690          34,727         111,820          96,307
                                         ----------      ----------      ----------      ----------
Total Onyx revenues                         158,116         377,908         564,610       1,211,321
                                         ----------      ----------      ----------      ----------

Micro catheter and access
     United States                           91,942         491,501         244,167       1,332,789
     Europe                                 306,228         288,857         787,120       1,450,706
     Rest of world                          131,933         176,122         417,548         597,209
                                         ----------      ----------      ----------      ----------
Total micro catheter and access
product revenues                            530,103         956,480       1,448,835       3,380,704
                                         ----------      ----------      ----------      ----------

Other
     United States                           13,977          40,338         145,634          69,795
     Europe                                      --              --              --              --
     Rest of world                               --              --             143              --
                                         ----------      ----------      ----------      ----------
Total other revenues                         13,977          40,338         145,777          69,795
                                         ----------      ----------      ----------      ----------

Total revenues                           $1,440,693      $2,103,072      $3,781,293      $6,888,097
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

The increase in peripheral blood clot therapy sales from the nine months ended September 30, 2000 to the corresponding period in 2001 resulted primarily from the changes arising from the new agreement with Abbott, described above. The new agreement with Abbott, however, was in effect for each of the three month periods ended September 30, 2000 and 2001, thus, sales of peripheral blood clot therapy products demonstrated no significant change between such periods.

The increases from the three and nine months ended September 30, 2000 to the corresponding periods in 2001 in Onyx sales in the United States are attributable to the commencement of the use of Onyx for treating brain aneurysm and AVM cases as part of the Company's pivotal clinical trials for each such Onyx application, both of which commenced in the second quarter of 2001. There was not a material change in Onyx sales in Europe or the rest of the world for the three months ended September 30, 2001, relative to the corresponding period in 2000. The increase in Onyx sales in Europe from the nine months ended September 30, 2000 to the corresponding periods in 2001 is attributable to increasing market penetration of the use of Onyx in the treatment of AVMs, which represented $103,000 of the increase, and from sales of Onyx for use in treating brain aneurysm cases as part of the Company's CAMEO Registry, which represented $154,000 of the increase. The objective of the CAMEO Registry was the accumulation of data on 100 brain aneurysm cases treated with Onyx, for use in subsequent marketing of Onyx in this application. The Company completed the CAMEO Registry during the third quarter of 2001, and expects to commence market launch activities in early 2002. Changes between periods in 2000 and 2001 for sales of Onyx in the rest of the world were not material.

The increases in sales of micro catheter and access products in the United States during the three and nine months ended September 30, 2001, relative to the corresponding periods in 2000, result primarily from the re-establishment, in the third quarter of 2000, of the Company's direct sales force in the United States. The decrease in sales of micro catheters and access products in Europe for the three months ended September 30, 2001 relative to the corresponding period in 2000 is primarily attributable to the deferral of revenue recognition with respect to shipments made to Guidant subsequent to September 14, 2001, resulting from the Company's modification of its revenue recognition policy made necessary by the inventory repurchase provisions of the September 14, 2001 agreement between the Company and Guidant to terminate their distribution agreement. The increase in sales of micro catheter and access products in Europe during the nine months ended September 30, 2001, relative to the corresponding period in 2000, is due primarily to increased market penetration of such products in Europe in connection with sales of Onyx, as discussed above, and for general purpose use. The increases in sales of micro catheter and access products in the rest of the world for the three and nine month periods ended September 30, 2001, relative to the corresponding periods in 2000, is due to the commencement in sales in Japan in 2001 of peripheral sizes of guidewires and microcatheters.

Cost of sales for the three months ended September 30, 2001 was $976,832, compared to $715,789 for the corresponding period in 2000. Cost of sales for the nine months ended September 30, 2001 was $3,472,880, compared to $2,226,328 for the corresponding period in 2000. As a percentage of sales, cost of sales decreased to 46% and 50% for the three and nine month periods ended September 30, 2001, respectively, from 50% and 59% for the corresponding respective periods in 2000. The dollar increases in cost of sales are due primarily to increased volume. The decrease in cost of sales as a percentage of sales for the nine months ended September 30, 2001 relative to the corresponding period in 2000 is due to the effects of the change in the Company's distribution agreement with Abbott, which were implemented in June 2000. The decrease in cost of sales as a percentage of sales for the three months ended September 30, 2001 relative to the corresponding period in 2000 is due primarily to a shift in the mix of product shipments in the 2001 third quarter toward peripheral blood clot therapy products, which commenced bearing higher percentage margins as a result of the changes in the Company's distribution agreement with Abbott.

Research and development expenses, which include regulatory and clinical expenses, increased 39% from $1,958,055 for the three months ended September 30, 2000 to $2,725,234 for the corresponding period in 2001, and increased 33% from $5,343,030 for the nine months ended September 30, 2000 to $7,114,692 for the corresponding period in 2001. The increases are attributable primarily to the Company's increasing activity in the development of the use of Onyx and related micro catheters and access products, and associated regulatory activity and clinical trials.

Selling, general and administrative expenses did not materially fluctuate for the three months ended September 30, 2001 relative to the corresponding period in 2000, and increased 48% from $4,379,173 for the nine months ended September 30, 2000 to $6,460,392 for the corresponding period in 2001. This increase was due primarily to the re-establishment of the Company's direct sales force in the United States, and the expansion of the Company's marketing capabilities and activities worldwide, both of which commenced during the third quarter of 2000.

Under the terms of the Company's distribution agreement with Guidant, the Company's termination of that agreement will result in the payment of a termination fee to Guidant, which will be determined, pursuant to the terms of the distribution agreement, based upon a multiple of Guidant's margin from net sales of the Company's products from January 1, 2001 through December 31, 2001. Based, in part, on net sales reported to the Company by Guidant through September 30, 2001, the Company estimates the termination fee will be approximately $3,100,000, which is included in operating expenses in the Company's results of operations for the three and nine months ended September 30, 2001.

Interest income for the three months ended September 30, 2001 was $333,387, as compared to $221,412 for the corresponding period in 2000, an increase of 51%. This increase was due primarily to higher average interest-earning cash balances in the 2001 period arising from the Company's receipt of the proceeds of the transaction with Micro Investment. Interest income decreased from $612,695 for the nine months ended September 30, 2000 to $493,774 for the corresponding period in 2001. This decrease was due primarily to higher average cash balances in 2000 arising from the Company's receipt of $11.2 million in net proceeds from the completion of a private placement of 1.6 million shares of the Company's common stock in March 2000, relative to 2001, during which period the majority of the proceeds from the transaction with Micro Investment were not received until mid-way through the second quarter.

Interest expense decreased from $290,549 for the three months ended September 30, 2000 to $258,817 for the corresponding period in 2001, and from $804,750 for the nine months ended September 30, 2000 to $792,656 for the corresponding period in 2001. These decrease are attributable to repayment in September 2001 of the Company's notes payable to Guidant, aggregating $7 million, discussed further below.

Under the terms of subordinated note and credit agreements with each of Century and Guidant, the change in control of the Company resulting from the transaction with Micro Investment allowed Century and Guidant to accelerate the due dates of the Company's notes payable to them and declare the notes to be immediately due and payable. The Company received such a notice of acceleration from Century and repaid the notes, aggregating $5 million and having an original due date of September 30, 2003, on October 9, 2001, thus constituting an early extinguishment of such debt. In connection with such early extinguishment of debt, the Company recognized an extraordinary loss for the three and nine months ended September 30, 2001, amounting to $443,204, representing the unamortized discount related to the notes at the date of debt extinguishment. The Company's termination of its distribution agreement also allowed Guidant to accelerate the due dates of the Company's notes payable to Guidant and declare the notes to be due and payable as of the date of termination. Under the terms of the termination agreement, the Company and Guidant agreed to the Company's repayment of the notes no later than September 30, 2001. The Company repaid the notes, aggregating $7 million and having an original due date of October 31, 2002, on September 21, 2001, thus constituting an early extinguishment of such debt. In connection with such early extinguishment of debt, the Company recognized an extraordinary loss for the three and nine months ended September 30, 2001, amounting to $273,177, representing the unamortized discount related to the notes at the date of debt extinguishment.

As a result of the items discussed above, the Company incurred a net loss of $7,240,529 and $14,275,103 for the three and nine months ended September 30, 2001, respectively, compared to $3,127,866 and $8,358,934 for the corresponding periods in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of approximately $67 million at September 30, 2001. To initially fund its operations, the Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million.

In November 1997, the Company received $5 million from Guidant under terms of a convertible subordinated note agreement. The note had an original due date of October 2002, unless accelerated for certain events defined in the note agreement, and was convertible, at any time, at Guidant's option, into shares of the Company's Common Stock at a conversion price of $10.25 per share. In April 1998, the Company achieved a milestone set forth in the agreement with Guidant, and elected, under the terms of the agreement, to have Guidant loan the Company $2 million and purchase from it $500,000 of the Company's common stock at approximately $10.50 per share, the proceeds from which were received in May 1998.

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

Concurrent with the execution of the distribution agreement with Century in September 1998, the Company and Century entered into convertible subordinated note and credit agreements, under which Century provided the Company with (a) $3 million, in exchange for a subordinated note, having an original due date in September 2003, unless accelerated for certain events defined in the note agreement, and convertible at the Company's option, subject to certain restrictions, into shares of the Company's common stock at a conversion rate of $15.00 per share, and (b) a $2 million credit facility. The availability of the credit facility commenced in April 1999, upon the Company obtaining its first CE Mark in Europe for an Onyx-related application. In September 1999, the Company borrowed the entire $2 million available under the credit facility in exchange for a note which was repayable five years from the date of the agreement and was convertible over the five-year life of the note at the Company's option, subject to certain restrictions, into shares of the Company's Common Stock at a conversion rate of approximately $16.35. Both notes had a stated interest rate of 5% per annum.

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

On May 25, 2001, the Company entered into the securities purchase agreement with Micro Investment under which Micro Investment invested $56 million in exchange for newly-issued shares of the Company's common stock. The transaction consisted of a two-stage private placement. The first stage involved the sale of 1,986,615 shares of the Company's common stock at a price of $3.75 per share, of which 1,828,679 shares were sold to Micro Investment on May 31, 2001, and 157,936 shares were sold to Micro Investment on June 19, 2001 (upon waiver of certain of the Company's stockholders of their existing preemptive rights), resulting in proceeds to the Company of approximately $7.5 million before transaction costs. The second stage, which closed on July 26, 2001, involved the sale to Micro Investment of 8,119,533 shares of the Company's common stock at a price of $6.00 per share, resulting in additional proceeds to the Company of approximately $48.7 million, before transaction costs. Upon the closing of the second stage, Micro Investment owned 50.24% of the outstanding shares of the Company's common stock, resulting in a change in control of the Company. Stockholder approval of the second stage was required under the Marketplace Rules of the Nasdaq Stock Market. The Company received the necessary vote of stockholders approving the second stage at a special meeting held July 26, 2001.

Under the terms of the subordinated note and credit agreements with Century and Guidant, described above, the change in control of the Company resulting from the transaction with Micro Investment allowed Century and Guidant to accelerate the due dates of the Company's notes payable to them and declare the notes to be immediately due and payable. The Company received a notice of acceleration from Century, and repaid the notes, aggregating $5 million, on October 9, 2001.

On September 14, 2001, the Company and Guidant signed a termination agreement with respect to their November 1997 distribution agreement. Under the terms of the termination agreement, the distribution agreement and Guidant's European distributorship of the Company's products will terminate on December 31, 2001. Under the terms of the convertible subordinated note and credit agreements between the Company and Guidant, termination of the distribution agreement allowed Guidant to accelerate the due dates of the Company's notes payable to Guidant and declare the notes to be due and payable as of the date of termination. Moreover, as discussed above, the transaction with Micro Investment allowed Guidant to declare the notes immediately due and payable. Under the terms of the termination agreement, the Company and Guidant agreed to the Company's repayment of the notes no later than September 30, 2001. The Company repaid the notes, aggregating $7 million, on September 21, 2001.

Under the terms of the termination agreement, following December 31, 2001, the Company will repurchase, from Guidant inventory on-hand at December 31, 2001, and at Guidant's original purchase price, the Company's products purchased by Guidant from the Company from September 14, 2001 through December 31, 2001. The Company will then repurchase up to $100,000 in additional Guidant inventory of the Company's products on-hand at December 31, 2001 at Guidant's original purchase price, and Guidant will return of its remaining inventory of the Company's products to the Company at no additional charge. Currently, the Company is unable to estimate the amount of inventory, if any, that will be subject to these repurchase provisions of the termination agreement.

Under the terms of the Company's distribution agreement with Guidant, the Company's termination of that agreement will result in the payment of a termination fee to Guidant, which will be determined, pursuant to the terms of the distribution agreement, based upon a multiple of Guidant's margin from net sales of the Company's products from January 1, 2001 through December 31, 2001. Based, in part, on net sales reported to the Company by Guidant through September 30, 2001, the Company estimates the termination fee will be approximately $3,100,000. The amount of the termination fee will be determined subsequent to December 31, 2001, and, pursuant to the terms of the termination agreement, is to be paid to Guidant on or before February 15, 2002.

As of September 30, 2001, the Company had cash and cash equivalents of approximately $45 million. Cash used in the Company's operations for the nine months ended September 30, 2001 was approximately $10.2 million, reflecting the loss from operations, increases in inventories, receivables, and prepaids and other assets, and a decrease in deferred revenues, net of an increase in the aggregate of accounts payable, accrued liabilities, and accrued salaries and benefits. Cash used by investing activities for the nine months ended September 30, 2001 was approximately $662,000 and primarily reflected expenditures for property and equipment and intellectual property. While continued investments will be made for property and equipment and for intellectual property, the Company has no significant capital commitments as of September 30, 2001. Cash provided by financing activities for the nine months ended September 30, 2001 was approximately $46 million, primarily consisting of the proceeds from the transaction with Micro Investment, net of repayments by the Company of the notes payable to Guidant.

The Company believes that current resources will be sufficient to fund its operations until such time as the Company is able to generate positive cash flows through operations, which the Company anticipates will commence in mid-2003. However, the Company's future liquidity and capital requirements will be influenced by numerous factors, including results under the distribution agreements with Abbott and Century, the sales representative agreement with EV3 International, and similar future agreements, should any be entered into. In this respect, the Company's distribution agreements with Abbott and Century give the Company the ability to terminate each of these agreements upon the payment of a fee following a change in control of the Company such as occurred as a result of the transaction with Micro Investment. Such termination of the Century agreement would require the Company to first satisfy certain other conditions. The Company currently is evaluating its available alternatives with respect to these agreements. In addition, commencing June 30, 2002, the Company may have the ability to terminate its distribution agreement with Abbott, should Abbott fail to perform in conformity with certain provisions of the distribution agreement. Termination by the Company under these provisions would also require the payment of a termination fee. Termination by the Company of any of these distribution arrangements would also require expenditures to establish a replacement distribution system. Additional factors which could influence the Company's future liquidity and capital requirements include progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, the resources the Company devotes to developing, manufacturing and marketing its products and the demands created by its operational and development programs.

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

Many of our products are in developmental stages and may not successfully come to market, which could harm our sales and revenues. We have only recently introduced a number of products commercially, and several of our products, including extensions of existing products, are in the early stage of development. Some of our products have only recently entered clinical trials and others have not yet done so. Our ability to market these products will depend upon a number of factors, including our ability to demonstrate the safety and efficacy of our products in the clinical setting. Our products may not be found to be safe and effective in clinical trials and may not ultimately be cleared for marketing by U.S. or foreign regulatory authorities. Our failure to develop safe and effective products which are approved for sale on a timely basis would have a negative impact on our business.

Our products may not be accepted by the market, which could harm our sales and revenues. Even if we are successful in developing safe and effective products that have received marketing clearance, our products may not gain market acceptance. In order for Onyx or any of our other products to be accepted, we must address the needs of potential customers. The target customers for our products are interventional radiologists and interventional neuroradiologists. However, even if our products are accepted by these targeted customers, this acceptance may not translate into sales. Additionally, our market share for our existing products may not grow, and our products which have yet to be introduced may not be accepted in the market.

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

One of our stockholders holds a majority of our common stock, which enables it to control our Board of Directors and cause or prevent significant transactions. One of our stockholders, Micro Investment, beneficially owns approximately 50% of our outstanding common stock. Micro Investment will be able to exercise voting control over us for the foreseeable future and will be able to elect the entire Board of Directors, set dividend policy and otherwise generally determine our management. Currently, a majority of our Board of Directors was appointed by Micro Investment. This control by Micro Investment could prevent, or make more difficult, a sale of Micro Therapeutics that is not on terms acceptable to Micro Investment. In addition, this control would allow Micro Investment to prevent, or alternatively, to cause to occur, significant corporate transactions.

We have a limited operating history, during which time we have not been profitable. We were incorporated in 1993. To date, our business has generated limited product sales. From our inception through September 30, 2001, we incurred cumulative losses of approximately $67 million. We expect additional losses as we expand our research and development, clinical, regulatory, manufacturing and marketing efforts. We may not achieve significant sales of our products or become profitable. We could encounter substantial delays and unexpected expenses related to the introduction of our current and future products, or our research and development, clinical, regulatory, manufacturing and marketing efforts. Such delays or expenses could reduce revenues, increase operating losses and have a negative effect on our business.

We depend on patents and proprietary technology, to protect our intellectual property and our business. Our success will depend in part on our ability to:

-    obtain and maintain patent protection for our products;
-    preserve our trade secrets; and
-    operate without infringing the proprietary rights of others.

The patent position of a medical device company may involve complex legal and factual issues. As of November 15, 2001, we held 55 issued U.S. patents and 4 issued foreign patents, and have 38 U.S. and 54 foreign patent applications pending. Our issued U.S. patents cover technology underlying Onyx and related delivery systems (including both liquid embolic implantables as well as micro catheters, access and delivery devices), carotid and intra-cerebral stents, coatings, the Cragg MicroValve, infusion wires, and the Thrombolytic Brush. The expiration dates of these patents range from 2009 to 2021. The pending claims cover additional aspects of liquid embolic material, micro catheters, access and delivery devices, carotid and intra-cerebral stent technologies, non-vascular liquid embolic products, infusion catheters, infusion wires, and the Thrombolytic Brush. Each product area we are pursuing is covered by at least three issued patents and, in most instances, several pending patents. One of the patents we use is currently licensed by us from Andrew Cragg, M.D. There is no guarantee that issued patents will provide us significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. It is possible that patents belonging to competitors will require us to alter our technology and products, pay licensing fees or cease to market or develop our current or future technology and products. We also rely on trade secrets to protect our proprietary technology, and it is possible that others will independently develop or otherwise acquire equivalent technology or that we will be unable to maintain our technology as trade secrets. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. If we fail to protect our intellectual property rights, there could be a negative impact on our business.

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

We have limited marketing and distribution experience in the U.S. and Europe and our experience in working with third-party distributors is limited. In August 1998, we executed a distribution agreement with Abbott Laboratories to provide for distribution of our peripheral vascular blood clot therapy products in the United States and Canada, and we entered into a new agreement with Abbott in June 2000. In September 1998, we executed a distribution agreement with Century Medical, Inc. to provide for distribution of all our products in Japan. We did not enjoy meaningful revenues under the agreement with Century until the second quarter of 1999, following initial marketing clearance for certain of our products. There is no guarantee that Abbott or Century will be able to successfully market or distribute our products.

In November 1997, we executed a distribution agreement with Guidant Corporation to provide for the distribution of our neuro vascular product in Europe, and, in August 1998, expanded the agreement provide for the distribution of our peripheral embolization applications of Onyx. On September 14, 2001, Micro Therapeutics and Guidant Corporation signed an agreement to terminate the distribution agreement and Guidant's European distributorship of our products on December 31, 2001. Also, on November 16, 2001, we signed an agreement with EV3 International, Inc. Under the terms of the agreement, EV3 International will provide product promotion, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where we have no existing third-party distributor for our products, and distributor management services in certain countries outside the U.S. and Canada where we have an existing third-party distributor for our products. All the countries currently included in the territory covered by our distribution agreement with Guidant are included in our agreement with EV3 International. EV3 International is a newly-formed company, and is assembling the resources needed to provide the services to us called for by the agreement. There is no guarantee that EV3 International will be successful in completing its formation on a timely basis, if at all, or that it will be successful in providing the services to us called for in the agreement. Stockholders owning a majority of the common stock of EV3 International are members of Micro Investment, LLC, our majority stockholder.

Our sales force in the United States consists of six individuals, four of whom joined Micro Therapeutics in the third quarter of 2000. There is competition for sales personnel experienced in interventional medical device sales, and there can be no assurance we will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. We believe we will need to continue to expand our third-party relationships or develop our own sales force. Our ability to market our products in certain areas may depend on strategic alliances with marketing partners such as Abbott, Century and EV3. There is no guarantee we will be able to enter into agreements other than the agreements with Abbott, Century and EV3 International on acceptable terms or at all. Also, there can be no assurance that such agreements will be successful in developing our marketing capabilities or that we will be able to successfully develop a direct sales force.

The terms of our distribution agreements with Abbott and Century give us the ability to terminate each of these agreements upon the payment of a fee following a change in control of Micro Therapeutics such as occurred as a result of the transaction with Micro Investment. In addition, commencing June 30, 2002, we may have the ability to terminate the distribution agreement with Abbott, should Abbott fail to perform in conformity with certain provisions of the distribution agreement. We are currently evaluating our available alternatives with respect to each of these agreements.

We have limited manufacturing experience. Our experience in manufacturing our products is relatively limited. We have found it necessary to expand our manufacturing capacity in connection with our continued development and commercialization of our products. Although we have no current plans to use the proceeds from our financing transaction with Micro Investment for expansion of our manufacturing capacity, we may find such expansion necessary in the future. Development and commercialization requires additional money for facilities, tooling and equipment and for leasehold improvements. We expect that such expansion would be achieved through modified space utilization in our current leased facility, improved efficiencies, automation and acquisition of additional tooling and equipment. However, we may not be able to obtain the required funds for expansion of our manufacturing capacity. Improved efficiencies might not result from such an expansion. Any delay or inability to expand our manufacturing capacity, including obtaining the commitment of necessary capital resources, could materially adversely affect our manufacturing ability.

If we cannot obtain approval from governmental agencies we will be unable to sell our products in some countries. The development, testing, manufacturing and marketing of our products in the United States are regulated by the U.S. Food and Drug Administration as well as various state agencies. The Food and Drug Administration requires governmental clearance of such products before they are marketed. The process of obtaining Food and Drug Administration and other required regulatory clearances is lengthy, expensive and uncertain. Additionally, if regulatory clearance is granted, it may include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, suspensions of approvals, product seizures, injunctions, recalls of products, operating restrictions and criminal prosecutions. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory approvals or requirements would have a negative impact on our business.

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

Based on the information regarding the material composition of Onyx, we believe Onyx would be regulated as a device. However, the Food and Drug Administration could at a later date determine that Onyx should be regulated as a drug. Such a change could significantly delay the commercial availability of Onyx and have a material adverse effect our business. Before we can commercially market Onyx in the U.S. as a device, we will be required to submit one or more pre-market approval applications to the Food and Drug Administration. This generally involves a substantially longer and less certain review process than that of a 510(k) pre-market notification. Such pre-market approval applications require human clinical testing prior to any action by the Food and Drug Administration. In March 2001, we received FDA approval to begin a pivotal clinical trial in the United States for the use of Onyx in treating 138 brain aneurysms. As of November 15, 2001, a total of 26 aneurysm cases have been treated in the trial. In April 2001, we received FDA approval to begin a pivotal trial of Onyx for the treatment of 106 arteriovenous malformations, or AVMs, in the U.S. As of November 15, 2001, a total of 27 AVM cases have been treated in the trial. Delays in receipt of, failure to receive, or loss of regulatory approvals or clearances to market our products would negatively impact our ability to market these products.

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

We are exposed to product liability claims which could have a negative effect on our business. The nature of our business exposes us to risk from product liability claims. We currently maintain product liability insurance for our products, with limits of $30 million per occurrence and an annual aggregate maximum of $30 million. However, our insurance may not be adequate to cover future product liability claims. Additionally, we may not be able to maintain adequate product liability insurance at acceptable rates. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products may divert management's attention from other matters and may have a negative effect on our business.

We are dependent on single-source suppliers and independent contract manufacturers which puts us at risk of interruptions in our business. We purchase some components and services used in connection with our products from third parties. Our dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules. Delays in delivery or services or component shortages can cause delays in the shipment of our products. Our single-source components are generally acquired through purchase orders placed in the ordinary course of business, and we have no guaranteed supply arrangements with any of our single-source suppliers. Because of our reliance on these vendors, we may also be subject to increases in component costs. It is possible that we could experience quality control problems, supply shortages or price increases with respect to one or more of these components in the future. If we need to establish additional or replacement suppliers for some of these components, our access to the components might be delayed while we qualify such suppliers. Any quality control problems, interruptions in supply or component price increases with respect to one or more components could have a negative impact on our business.

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

We depend upon key personnel to operate our business which puts us at risk of a loss of expertise if key personnel were to leave us. We significantly depend upon the contributions, experience and expertise of our founders, certain members of our management team and key consultants. We maintain a key-man life insurance policy in the amount of $2 million on the life of John Rush, our Chief Executive Officer. This insurance may not be adequate to cover the risk involved. Additionally, our success will depend upon our ability to attract and retain additional highly qualified management, sales, technical, clinical and consulting personnel.

Our revenues could be diminished if we cannot obtain third-party reimbursement for sales of our products. In the United States, health care providers such as hospitals and physicians that purchase medical devices generally rely on third-parties, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic procedures. With the implementation of Medicare's Prospective Payment System for hospital inpatient care (Diagnosis Related Groups, or DRGs) in the 1980s, public and private payors began to reimburse providers on a fixed payment schedule for patients depending on the nature and severity of the illness. Many tests and procedures that would have been performed under cost-plus reimbursement formulas are subject to scrutiny and must be justified in terms of their impact on patient outcomes. As a result, there is an incentive to conduct only those tests that will optimize cost-effective care.

Changes in reimbursement policies of governmental (both domestic and international) or private healthcare payors could negatively impact our business to the extent any such changes affect reimbursement for procedures in which our products are used.

Our revenues could be diminished if we are not able to expand our international sales. While revenues from any country outside the United States did not account for 10% or more of our revenues in the quarter and nine months ended September 30, 2001, sales to distributors of our products in Europe represented 21% of our revenues for the quarter ended September 30, 2001, and 32% of our revenues for the nine months then ended. In the quarter and nine months ended September 30, 2001, 32% and 43%, respectively, of our revenues were derived from international sales. We believe our future performance will be dependent in part upon our ability to increase international sales. Although the perceived demand for certain products may be lower outside the United States, we intend to continue to expand our international operations and to enter additional international markets, which will require significant management attention and financial resources. There is no guarantee, however, that we will be able to successfully expand our international sales. Our success in international markets will depend on our ability to establish and maintain suitable strategic alliances , or establish a direct sales presence.

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

Provisions in our charter documents, our Stockholder Rights Plan and Delaware law may make an acquisition of us more difficult. Provisions of our Amended and Restated Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to stockholders. Our Amended and Restated Certificate of Incorporation provides for 5,000,000 authorized shares of Preferred Stock, the rights, preferences and privileges of which may be fixed by our Board of Directors without any further vote or action by our stockholders. In addition, our stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of Micro Therapeutics. Further, Section 203 of the General Corporation Law of Delaware prohibits us from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of Micro Therapeutics without action by our stockholders, and therefore, could materially adversely affect the price of our common stock.

In May 1999 the Board of Directors adopted a Stockholder Rights Plan. The Stockholder Rights Plan provides each stockholder of record one right for each ordinary share common stock of Micro Therapeutics. The rights are represented by our ordinary common stock certificates, and are not traded separately from ordinary common stock and are not exercisable. The rights will become exercisable only if, unless approved by the Board of Directors, a person acquires or announces a tender offer that would result in ownership of 20% or more of Micro Therapeutics' ordinary common shares, at which time, each right would enable the holder to buy shares of our common stock at a discount to the then market price. Micro Therapeutics may redeem the rights for $0.01 per right, subject to adjustment, at any time before the acquisition by a person or group of 20% or more of Micro Therapeutics' shares. The rights have a ten-year term. The Stockholder Rights Plan may have the effect of delaying, deferring or preventing a change in control of our stock. This may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of the common stock.

Stock prices are particularly volatile in some market sectors and our stock price could decrease. The stock market sometimes experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations can cause a decrease in the price of our common stock. The following factors may have a material adverse effect on the market price of our common stock:

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

Energy shortages may adversely impact our operations. California is currently experiencing shortages of electrical power and other energy sources. This condition has periodically resulted in rolling electrical power outages (or the temporary and generally unannounced loss of the primary electrical power source). The computer and manufacturing equipment and other systems in our operating location in California are subject to shutdown in the event of a rolling electrical power outage. Currently, we do not have secondary electrical power sources to mitigate the impact of temporary or longer-term electrical outages. It is not anticipated that the power shortages will abate soon, and therefore, our operating facilities may experience brown-outs, black-outs, or other consequences of the shortage, and may be subject to usage restrictions or other energy consumption regulations that could adversely impact or disrupt our commercial manufacturing and other activities.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is not a party to any material legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A special meeting of stockholders was held on July 26, 2001. Of the 11,969,604 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 7,505,359 common shares, representing 62.7% of the total number of shares entitled to vote at the meeting. This percentage represents a quorum. One proposal was presented, voted on and approved at the stockholders' meeting, which was to approve the sale and issuance of shares of the Company's common stock to Micro Investment, LLC. The voting results were: For, 7,407,263, Against, 92,896, Abstain, 5,200.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

          See Exhibit Index on Page 28 of this Quarterly Report on Form 10-QSB.

          (b)  REPORTS ON FORM 8-K

          1. On August 1, 2001 the Company filed a Form 8-K with respect to the sale and issuance, pursuant to a securities purchase agreement, to Micro Investment, LLC, of approximately 8.1 million shares of the Company's Common Stock for approximately $48.7 million in the second stage of a two-stage private placement.

          2. On October 12, 2001, the Company filed a Form 8-K with respect to the execution of a termination agreement by the Company and Guidant Corporation with respect to that certain distribution agreement by and between the Company and Guidant dated November 17, 1997, as amended.

          No other reports on Form 8-K were filed, or required to be filed, by the Company during the quarterly period ended September 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MICRO THERAPEUTICS, INC.



Date:  November 19, 2001               By:    /s/ Harold A. Hurwitz
                                          ------------------------------------
                                          Harold A. Hurwitz
                                          Chief Financial Officer

                                        EXHIBIT INDEX



EXHIBIT NUMBER                              DESCRIPTION

    10.33 Termination Agreement, dated as of September 14, 2001, by and between the Company and Guidant Corporation. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K as filed with the Securities and Exchange Commission on October 12,
                  2001).