Form 10KSB
period 2001-12-31
MICRO THERAPEUTICS INC
filed 2002-04-01
CIK 311407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission file number 0-6523

(Name of Small Business Issuer in its charter)

Delaware	33-0569235
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2 Goodyear	92618
Irvine, California	(Zip Code)
(Address of principal executive offices)

(949) 837-3700
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock
(Title of
class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     Issuer’s revenues for its most recent fiscal year were $8,763,509

     As of March 4, 2002, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates, computed by reference to the price at which common equity was sold on such date, was approximately $55,890,426.

     20,334,114 shares of Common Stock were outstanding at March 4, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

     Information required under Items 9, 10 11 and 12 of Part III hereof are incorporated by reference to portions of the registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held May 24, 2001.

     Transitional Small Business Disclosure Format (check one): Yes______No X

     Index to Exhibits is on page 41.

PART I

ITEM 1. BUSINESS

Micro Therapeutics, Inc. was incorporated in California in 1993 and reincorporated in Delaware in 1996. The Company develops, manufactures and markets minimally invasive medical devices for the diagnosis and treatment of vascular disease. MTI focuses its efforts in two under-served markets: (i) the treatment of neuro vascular disorders of the brain associated with stroke; and (ii) the treatment of peripheral vascular disease, including blood clot therapy in hemodialysis access grafts, arteries and veins. The Company’s objective is to provide physicians with new interventional treatment alternatives, which improve outcomes, reduce costs, shorten procedure times, reduce drug usage and allow access to difficult-to-reach anatomical locations. The Company currently markets more than 130 products for the treatment of neuro and peripheral vascular disease and expects to introduce additional products during 2002.

The Company’s products and products under development in the neuro vascular market designed to address stroke include: (i) Onyx®, a unique material used to treat aneurysms, arteriovenous malformations, or AVMs, and hypervascular brain tumors; and (ii) a range of guidewires, balloon catheters and micro catheters incorporating shaft designs and innovative materials, which allow access to small, remote blood vessels. The Company’s products in the peripheral vascular market, designed for less invasive treatment of blood clots, include: (i) a broad offering of infusion catheters, micro catheters and infusion wires; and (ii) a mechanical thrombolytic device, the Castaneda Over-The-Wire Brush™, designed for rapid interventional clot disruption and dissolution through mechanical mixing of a thrombolytic drug with the clot.

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

Neuro Vascular Disease

The Company believes that the leading complication of neuro vascular disease is stroke, the diminished blood flow to critical regions of the brain. A significant need for effective stroke therapy exists because of the severity of the disorder, its prevalence in society, the inadequacy of current therapies and the high cost of treatment and care. Acute stroke is the third leading cause of death in the United States and a major cause of long-term disability, with an estimated annual cost of over $30 billion, according to Medical Data International, Inc., or MDI. There are approximately 700,000 cases of stroke per year in the United States, of which approximately 160,000 of the victims die as a result of the event and another one-third become severely and permanently disabled, according to the National Stroke Association. Over three million people in the United States are stroke survivors and stroke is the leading cause of disability among adults, according to an article published in Neurology. The disabilities caused by stroke include paralysis, coma, impaired cognition, reduced coordination, and loss of visual acuity, speech and sensation, or a combination of these effects. Currently, no medical intervention exists that can reverse the brain damage resulting from stroke.

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

An aneurysm is a balloon-shaped structure, which forms at a weak point in the vessel wall and fills with blood. Aneurysms typically grow over time and, due to pressure placed on the wall of the aneurysm, are prone to rupture. Burst aneurysms result in massive intracranial bleeding and often death. Patients with unruptured aneurysms may experience symptoms such as blurred vision, headaches or dizziness; however, the large majority of these patients are asymptomatic. While 42,000 hemorrhagic stroke cases are related to ruptured intracranial aneurysms, autopsy studies have suggested that unruptured aneurysms may occur in approximately 2% to 5% of the general population in the United States, according to the American Association of Neurological Surgeons. The Company believes that with the development of new diagnostic and interventional technologies, the pool of candidate patients may be expanded to include those with unruptured aneurysms discovered in conjunction with other examinations.

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

Peripheral Vascular Disease

Based on data from MDI, the Company believes that over eight million people have been diagnosed with peripheral vascular disease in the United States, of which an estimated two million are treated annually. Generally, these patients suffer from degenerative atherosclerosis or blood clots, the same conditions that produce coronary artery disease. For patients diagnosed with peripheral vascular disease, there is currently no therapeutic regimen to halt the degenerative process.

Vascular obstruction, and the resulting lack of blood flow, can lead to skin discoloration, pain, ulceration, swelling or a change in blood chemistry, and can result in the loss of limb and even death. These symptoms are most often present in the legs and arms and may also develop in the neck and torso.

Thrombosis, or the stagnation and clotting of blood, most often occurs at locations in blood vessels where the flow of blood has become restricted. This is most evident in vascular grafts at the anastomosis, the site where the artificial graft is joined to the native vessel. Blood clots may form at the point of narrowing or may originate elsewhere in the cardiovascular system, break off, travel downstream and lodge in a smaller peripheral vessel, decreasing or completely blocking flow. Unless this condition is alleviated, tissue ischemia and gangrene can occur.

According to MDI, thrombosis in peripheral arteries affects approximately 500,000 people per year in the United States. Approximately 200,000 of these patients receive surgical or interventional treatment, as estimated by the Company.

One common site for vascular obstruction is in hemodialysis access grafts. Based on data from the Health Care Financing Administration, the Company estimates that hemodialysis access grafts have been surgically implanted in over 183,000 kidney dialysis patients in the United States. These grafts are used as the access site for dialysis needles that are inserted to withdraw and return blood from a dialyzer, a procedure performed every 2 to 3 days for each patient. These hemodialysis access grafts occlude over time and, according to an article published in the Journal of Surgical Research, fail approximately every 5-10 months, requiring treatment.

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

Products

The following table sets forth the Company’s principal products and certain products under development, and their current regulatory status:

Product Line		Approval Status

	United States	European Union	Japan

ONYX
Aneurysm	Submission expected	Approved	Submission expected
	2003		2003
Arteriovenous malformation	Submission expected	Approved	Submission expected
	2002		2003
Hypervascular tumor	Future expected	Approved	Future expected
	submission		submission
MICRO CATHETERS, AND ACCESS AND DELIVERY PRODUCTS
Micro Catheters
UltraFlow™ HPC Flow Directed Micro Catheter	Approved	Approved	Expected 2002
Rebar® Reinforced Micro Catheter	Approved	Approved	Approved
FlowRider® PLUS Flow Directed Micro Catheter	Approved	Approved	Approved
Balloons
HyperGlide™ Occlusion Balloon System	Approved	Approved	Expected 2002
HyperForm™ Occlusion Balloon System	Approved	Approved	Expected 2002
Equinox® Occlusion Balloon System	Approved	Approved	Approved
Guidewires
Mirage™ Hydrophilic Guidewire	Approved	Approved	Expected 2002
X-pédion™ Hydrophilic Guidewire	Approved	Approved	Expected 2002
X-celerator™ Hydrophilic Exchange Guidewire	Approved	Approved	Expected 2002
SilverSpeed® Hydrophilic Guidewire	Approved	Approved	Approved
Injectors
Cadence Precision Injector	Approved	Approved	Not submitted
PERIPHERAL VASCULAR-BLOOD CLOT THERAPY PRODUCTS
Infusion Catheters
Cragg-McNamara® Valved Infusion Catheter	Approved	Approved	Approved
MicroMewi® Sidehole Infusion Catheter	Approved	Approved	Approved
TruLine™ Reinforced Valved Infusion Catheter	Approved	Approved	Not submitted
Mewi-5® Sidehole Infusion Catheter	Approved	Approved	Approved
Focused™ Valved Infusion Catheter	Approved	Approved	Approved
Infusion Wires
ProStream® Sidehole Infusion Wire	Approved	Approved	Approved
Mechanical Thrombolysis
Castañeda Over-The-Wire Brush™	Approved	Approved	Not submitted

Onyx

Onyx is designed for controlled embolization of vascular malformations such as aneurysms, AVMs and conditions such as hypervascular brain tumors. Onyx consists of unique biomaterials and is delivered, in liquid form, through proprietary micro catheters to small blood vessels in the brain where it fills a vascular defect and transforms into a solid polymer cast. Onyx offers a unique form fill and seal approach to the interventional treatment of aneurysms or AVMs associated with hemorrhagic stroke, and of hypervascular tumors which can manifest mass effect symptoms similar to those of a hemorrhagic stroke.

The conventional treatment of these conditions requires highly-invasive neurosurgery, in which a portion of the skull is removed and brain tissue is manipulated to gain access to the diseased vessel. This type of surgery involves extensive blood loss and prolonged hospitalization.

Interventional treatment of aneurysms, other than with Onyx, typically involves advancing a micro catheter through the cerebral vasculature to the aneurysm site. Tiny metal coils attached to a delivery wire are passed, one at a time, through the catheter and into the aneurysm. The coil is then released from the delivery wire, the wire is removed and the next coil is advanced through the catheter. This process is repeated until approximately 35-45% of the volume of the aneurysm is filled with coils. The presence of these coils in the aneurysm disrupts blood flow, leading to the formation of thrombus in the spaces within the coil mass. Numerous embolization coils are required to fill an aneurysm, a procedure that generally takes two to three hours to complete. The risks of this type of procedure are generally lower than for neurosurgery. However, not all aneurysms are suited to this approach.

Surgical treatment of AVMs includes both open neurosurgery and radiosurgery. The Company estimates that 75% of AVM surgical procedures are preceded by interventional embolization of the AVM. In the United States, interventional AVM embolization, either as stand-alone treatment or as a bridge to surgery, involves depositing an acrylic-based glue, polyvinyl alcohol, or PVA particles, coils or other embolic material into the AVM to reduce or stop blood flow. Embolization with PVA particles, historically the most prevalent interventional therapy in the United States, is challenging due to the difficulty of placing the particles into the proper location, the inability to visually confirm the placement of the particles and the tendency for embolized vessels to reopen. Outside the United States, the most widely used embolization technique for AVMs is the injection of acrylic-based glues, one brand of which was cleared by the U.S. Food and Drug Administration for marketing in the United States in late 2000. Glues have multiple drawbacks, such as lack of control in delivery and extreme adhesion to all surfaces, including the delivery catheter.

Hypervascular brain tumors often present therapeutic challenges because their vascularity leads to increased, and sometimes excessive, blood loss during surgery and the need for blood transfusion. The tendency for hemorrhage during surgery increases the risk of surgical morbidity and mortality, and makes complete resection of a tumor more difficult. Accordingly, the Company believes that embolization of such tumors, as a pre-operative therapy, has the potential of reducing these inherent surgical risks through reduction of the tumor’s vascularity, and of enhancing surgical resection through tumor necrosis and shrinkage. In the case of non-operable tumors, the Company believes that palliative embolization can provide temporary symptomatic improvement such as relief of pain and neural structural decompression with neurological improvement. Embolization, pre-operative or palliative, is usually currently performed with PVA particles. However, embolization with PVA particles is subject to the challenges noted in the preceding paragraph.

In an Onyx procedure, the micro catheter is positioned at the embolization site and the material is delivered through a single catheter. Onyx is visible under fluoroscopy, thus, the interventional neuroradiologist is able to see and continuously monitor the penetration and location of the material. When the vascular defect is completely filled with the polymer cast, the delivery catheter is removed. Because Onyx is non-adhesive, the controlled injection and filling of the vascular defect can take place over a controlled period, whereas, for instance, a glue injection and catheter withdrawal must be done very quickly to avoid gluing the delivery catheter in place.

The Company is conducting pivotal clinical trials in the United States with respect to the use of Onyx in the treatment of brain aneurysms and AVMs. In Europe, CE Mark approval was obtained in 1999 for the use of Onyx in treating brain AVMs, and in late 2000 for the use of Onyx in treating brain aneurysms. In 1998, the Company filed and received approval to conduct multi-center human clinical trials in the United States for the use of Onyx in the treatment of meningiomas, the most common form of hypervascular brain tumor. In 2001, the Company elected to suspend activity with respect to this study, pending the completion of the pivotal clinical studies related to brain aneurysms and AVMs discussed above. There can be no assurance that the Company will be successful in completing any of the studies referred to above or in obtaining any approvals as a result of such studies.

Applications of Onyx for which the Company has received regulatory marketing approval in the European Union are marketed under a sales representative agreement with ev3 International, Inc., and in other countries, where regulatory approvals have been obtained, through independent distributors. See “Business—Sales and Marketing.”

Micro Catheters, and Access and Delivery Products

The Company has lines of products, some of which are in development, that are intended to allow access to, and treatment in, difficult-to-reach anatomical locations, such as the remote, or distal, vessels in the brain, or challenging vascular structures, such as bifurcation or terminal aneurysms, which involve more than one blood vessel in the brain. These product lines include families of micro catheters, guidewires and balloon systems, certain models of which are, or will be, delivery components for Onyx and others of which are intended for general interventional therapies.

The Company’s micro catheters incorporate unique shaft designs and innovative materials, and may be used for infusion of drugs to dissolve blood clots associated with thromboembolic stroke, or to deliver embolic materials, including Onyx, to embolize vascular malformation such as aneurysms and AVMs, or hypervascular brain tumors.

UltraFlow HPC. This micro catheter’s construction is designed to enable access to distal locations, and to allow for superselective vessel positioning. It can be used as a flow-directed catheter, taking advantage of naturally occurring blood flow dynamics to access hard–to-reach, tightly twisted vessels, or as an over-the-wire catheter, in conjunction with a guidewire.

Rebar Micro Catheter. This is a reinforced micro catheter constructed using a three-layer design for enhanced kink resistance and has two distal marker bands to facilitate visualization. The Rebar is designed as an over-the-wire micro catheter.

FlowRider PLUS Flow Directed Micro Catheter. The distal section of this flow-directed catheter is coated using an advanced process, to enhance its durability. The more proximal section of the shaft is uncoated to facilitate handling control. If extra support is needed, it can also be used in conjunction with a guidewire.

The Company’s occlusion balloon systems are compliant balloons designed for use in blood vessels where temporary occlusion is desired. They are useful in stopping or controlling blood flow, and are capable of accessing small diameter vessels and tortuous anatomy. Accordingly, they may be used to arrest blood flow to distal sites to allow for embolization treatment of vascular abnormalities such as aneurysms.

HyperGlide Occlusion Balloon System. This balloon has a reinforced shaft that is designed to enhance pushability, even in tortuous vasculature and, the Company believes, has a longer working length than competitors’ comparable balloons of the same nominal length.

HyperForm Occlusion Balloon System. This balloon is very compliant, providing shapeability in unusual vasculature. This compliance results in lower balloon pressure conformance, enhancing its gentleness in fragile blood vessels. The balloon seals asymmetrical vasculature by forming nodes into surrounding vascular branches, which facilitates the use of this balloon in the interventional treatment of bifurcation aneurysms.

Equinox Occlusion Balloon System. This balloon is similar to the HyperGlide. In addition to the uses for a balloon system discussed above, this balloon may be used to dilate constricted blood vessels in certain situations such as vasospasm.

The Company’s guidewires may used to facilitate introduction and placement of micro catheters, occlusion balloons and angioplasty catheters.

Mirage Hydrophilic Guidewire. This guidewire is designed for precise torque control and is compatible with several sizes of flow directed micro catheters. It assists the physician in micro catheter navigation and distal vessel access while providing a flexible and shapeable tip.

X-pédion Hydrophilic Guidewire. This guidewire has support in the proximal section of its shaft to enhance pushability, and is designed with shape-retention and torque response characteristics to facilitate selectivity.

X-celerator Hydrophilic Exchange Guidewire. This guidewire facilitates exchanges of devices or the use of multiple devices in an interventional procedure, while maintaining wire position.

SilverSpeed Hydrophilic Guidewire. The construction of this guidewire allows for a flexible end, with a gradual decrease in the stiffness toward the tip. The distal coil segment is radiopaque platinum, which aids in fluoroscopic guidance for tip positioning.

Cadence Precision Injector. This is a 1 ml threaded syringe, intended to provide for precise, controlled injections.

The Company’s micro catheter and access products generally have received regulatory marketing clearances in the United States, the European Union, Japan and other countries. These products are marketed in the United States by the Company’s direct sales force, in Europe under a sales representative agreement with ev3 International, Inc., in Japan under a distribution agreement with Century Medical, Inc. and in other countries through independent distributors. See “Business—Sales and Marketing.”

Peripheral Vascular Blood Clot Therapy Products

Catheters and Infusion Wires

The Company has a broad offering of less invasive interventional catheters, micro catheters and infusion wires capable of efficient delivery of thrombolytic agents for the dissolution of blood clots. Its current offering of Cragg-McNamara Valved Infusion Catheters and ProStream Infusion Wires represents advanced technology in thrombolytic therapy for three peripheral vascular market subsegments: hemodialysis access grafts, arteries and veins.

Surgical embolectomy is the most common procedure for removing blood clots from the vascular system, including hemodialysis access grafts. In this procedure, a surgical incision is made down to the occluded vessel, the vessel is cut open and a balloon catheter is used to remove the clot through the incision. Vascular bypass surgery with native vessels or synthetic grafts is also performed. In this procedure, either a native vessel, usually a vein surgically harvested from the patient’s leg, or an artificial graft is surgically connected above and below the occlusion. Blood can then flow around the occlusion. These surgical procedures require an operating room and attending staff, anesthesia, intensive care and associated in-hospital recovery facilities and supplies. If the surgery is performed on an occluded graft through which the patient had been receiving hemodialysis, the dialysis therapy must be discontinued at the site of the graft for approximately two weeks and an alternate access site established for hemodialysis.

Thrombolysis, or the dissolving of blood clots, can be performed interventionally, often on an outpatient basis, by delivering thrombolytic drugs through an infusion catheter directly into the clot.

Interventional techniques used in these procedures include the “pulse-spray” infusion technique, where boluses of the drug are repeatedly hand injected into the thrombus with high-pressure syringes, and the “weep” infusion technique, where the drug is slowly infused into the clot over a longer period of time. In coaxial infusion systems, a micro catheter or infusion wire is placed through a larger catheter, and infusion is performed through both devices. This technique allows simultaneous infusion into small, distal vessels and larger, proximal vessels.

Treatment modalities for blood clots in veins are much more limited than those for arteries. The most common treatment for deep vein thrombosis, or DVT, is an oral medication and exercise regimen. This treatment only stops the progression of the clotting and does not remove the clot already present. Surgical embolectomy is not considered to be a treatment alternative for DVT because of the potential for injury to the valves and walls of the vein.

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

Cragg-McNamara Valved Infusion Catheter. This catheter incorporates the Company’s Cragg MicroValve which allows a catheter to be advanced over a guidewire, and when the wire is removed, the valve at the tip of the catheter closes completely. This valve technology allows the use of the entire catheter lumen for sidehole fluid delivery as compared to competitive products that require a wire to be in place to occlude the catheter tip during sidehole infusion.

MicroMewi Sidehole Micro Catheter. This micro catheter provides sidehole infusion in small, distal vessels of the peripheral vasculature. It incorporates a two-section design which adds pushability to the proximal segment and flexibility to the distal end, and can be used either alone or as the inner catheter of a coaxial infusion system.

TruLine Reinforced Valved Infusion Catheter. This catheter is the newest addition to the Company’s infusion catheter product line. Its design offers, to the Company’s knowledge, the only reinforced infusion catheter that does not require a guidewire for end-hole occlusion, thus enhancing ease of use.

Mewi-5 Sidehole Infusion Catheter. This catheter provides sidehole infusion in the peripheral vasculature. It can be used alone or as the outer catheter of a coaxial infusion system.

Focused Valved Infusion Catheter. This catheter provides endhole infusion with or without a guidewire in place allowing for weep or pulse-spray modes.

ProStream Sidehole Infusion Wire. This infusion wire can be inserted into blood vessels and navigated to the site of an obstruction to allow the infusion of fluids through the wire to distal anatomy. It can also be passed through an infusion catheter in a coaxial manner, to allow simultaneous infusion at multiple sites.

Castañeda Over-The-Wire Brush. The Company believes that most treatments for blood clots in the peripheral vasculature could be performed interventionally. However, in order for interventional thrombolysis procedures to surpass surgical procedures as the treatment of choice, three main issues need to be addressed, all of which have a direct impact on procedure cost.

First, the length of time to achieve lysis of the clot must be shortened. If a clot is relatively “fresh,” that is, only several hours old or less when treated, dissolution time is quick and the procedure can be completed in a single session in the catheterization or special procedures lab. If, however, the clot becomes more “organized” in the vessel, dissolution time lengthens. In these circumstances, thrombolysis starts in the catheterization lab and continues in a hospital room for 24 to 72 hours, making it an inpatient procedure. The patient is then moved back to the lab a second time for angiographic imaging to determine whether the infusion has been successful. Even a single setting thrombolytic procedure on a fresh clot can require the interventional radiologist to administer the drug for a considerable length of time. Second, the dissolution of the clot must be complete. An established clot is resistant to complete dissolution and any residual clot becomes a site for repropagation of new clot. Third, drug cost must be reduced. The cost of drugs for a long-term thrombolytic infusion lasting several days is thousands of dollars.

In August 1997, MTI began marketing the Cragg Thrombolytic Brush for use in hemodialysis access grafts. This product addressed the clinical issues that remain in standard thrombolysis. The Cragg Thrombolytic Brush was designed for rapid interventional clot disruption and dissolution through mechanical mixing of a thrombolytic drug with the blood clot. In February 1998, the Company began marketing the next generation of the Thrombolytic Brush, called the Castañeda Over-The-Wire Brush, which the Company believes further improves vascular access and ease of use.

The Company’s peripheral blood clot therapy products have received regulatory marketing clearances in the United States, the European Union, Japan and other countries. These products are marketed in the United States under a distribution agreement with Abbott Laboratories, in Europe under a sales representative agreement with ev3 International, Inc., in Japan under a distribution agreement with Century Medical, Inc. and in other countries through independent distributors. See “Business—Sales and Marketing.”

Sales and Marketing

The primary users of the Company’s products are interventional radiologists and neuroradiologists. The Company estimates that approximately 2,000 hospitals in the United States perform interventional radiology procedures and an estimated 250 institutions provide some neuro vascular and peripheral vascular therapy.

Since inception, the Company’s practice has been to establish and maintain relationships with key interventional radiologists and neuroradiologists. To achieve such relationships, the Company has had direct sales representatives covering the United States. In August 1998, the Company entered into a Distribution Agreement with Abbott Laboratories, which required that the Company’s sales force transition the Company’s relationships with interventional radiologists to Abbott. The Company’s obligation to work on such a transition with Abbott ended in the third quarter of 1999 and the Company redirected the efforts of its remaining direct sales force, consisting of two representatives, toward expanding the relationships it had formed in the neuroradiology marketplace. In June 2000, the Company and Abbott modified their agreement under which the Company has certain responsibilities for marketing and promotion of the Company’s peripheral blood clot therapy products in the United States and Canada. The revised agreement took effect coincident with the development, regulatory approval and market launch of several of the Company’s micro catheter and access products. Accordingly, the Company, in the third quarter of 2000, re-established its sales force, which currently consists of seven territory managers and a director.

The distribution agreement with Abbott provides Abbott exclusive rights to distribute the Company’s peripheral blood clot therapy products in the U.S. and Canada. The term of the agreement runs through the end of 2008, and may be extended by mutual agreement. Abbott may terminate the agreement upon 180 days written notice, and the Company will have the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events have not occurred or if Abbott has not achieved certain performance criteria, as defined in the agreement, as of the preceding June 30 in each year from 2002 through 2007. The agreement is also terminable by the Company’s successor in the event of a change of control of the Company. In such event, Abbott has the option to purchase the peripheral blood clot therapy line of business at a mutually agreed-upon price, or the Company’s successor may pay a termination fee based upon Abbott’s historical sales levels as defined in the agreement. Sales to Abbott under this agreement accounted for 30% of total sales for the year ended December 31, 2001. Although the Company expects sales under this agreement, as a percentage of total revenues, to decrease in future years, the Company believes that sales under this agreement will continue to be a material component of total revenues.

The Company has established international distribution arrangements, focused on the introduction and market penetration of peripheral vascular products, in most parts of Europe, Scandinavia, Latin America, Australia and New Zealand through a network of specialty medical device distributors.

In November 1997, the Company entered into a distribution agreement with Guidant Corporation, which provided for European distribution of the Company’s neuro products, and, in August 1998, the agreement was expanded to include future peripheral embolization products utilizing Onyx. In September 2001, the Company and Guidant signed a termination agreement with respect to their then-existing distribution agreement. Under the terms of the termination agreement, the distribution agreement and Guidant’s European distributorship of the Company’s products terminated on December 31, 2001.

In November 2001, the Company signed a sales representative agreement with ev3 International, Inc. Under the terms of the agreement, ev3 International provides product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where the Company has no existing third-party distributor for its products, and distributor management services in certain countries outside the U.S. and Canada where the Company has an existing third-party distributor for its products. The countries included in the territory covered by the previously existing distribution agreement with Guidant are included in the Company’s agreement with ev3 International. Stockholders owning a majority of the common stock of ev3 International are members of Micro Investment, LLC, the Company’s largest stockholder. Additionally, James Corbett, who became Chairman of the Company’s Board of Directors in January 2002, is the President of ev3 International, Inc. and is Executive Vice President and a director of ev3 Inc., the parent company of ev3 International; Dale Spencer, a director of the Company, is a director of ev3 International and Chairman of the Board of Directors of ev3 Inc; Elizabeth Weatherman, a director of the Company, is a director of ev3 Inc; and Paul Buckman, a director of the Company, is President, Chief Executive Officer and a director of ev3 Inc.

In September 1998, the Company entered into a distribution agreement with Century Medical, Inc. that provides Century with exclusive rights to distribute all of the Company’s products in Japan. The initial term of the agreement extends five years past the date on which the first regulatory approval is obtained for an application using Onyx. The agreement may be extended for additional five-year terms either automatically, unless terminated for reasons described below, or by mutual agreement. The agreement may be terminated by the Company if Century fails to achieve certain sales levels, as defined in the agreement, in at least three of any five consecutive years in which the agreement is in force, or if the parties reach an impasse in defining such sales levels. The agreement is also terminable by the Company’s successor in the event of a change of control of the Company upon payment by the Company’s successor of a termination fee based on Century’s historical gross profit, as defined in the agreement. The Company and Century are currently in discussions regarding modification or termination of the distribution agreement.

Research and Development

For the years ended December 31, 2000 and 2001, the Company’s research and development expenses amounted to $5,433,000 and $6,522,000, respectively. The Company is directing its research efforts towards development of products that expand the therapeutic alternatives available to interventional radiologists and interventional neuroradiologists for treatment of vascular disease.

The Company believes Onyx has utility for a variety of procedures throughout the vascular system, including embolization of brain aneurysms, AVMs and hypervascular tumors. These applications have received regulatory clearances for marketing in Europe. In the United States, the Company is conducting pivotal clinical trials with respect to the use of Onyx in treating brain aneurysms and AVMs. In addition, the Company has filed patents related to certain non-vascular applications of Onyx that have been cross-licensed to entities in which the Company has a minority equity interest.

During 2001, the Company initiated and continued several programs to design and develop additional access and delivery devices, specifically, micro catheters, guidewires and balloon systems, for use in the delivery of Onyx and as general purpose devices.

Many of these research efforts are at an early stage, and there can be no assurance that any products will be successfully developed from them, receive regulatory approvals, be capable of being manufactured cost-effectively, be successfully introduced or receive market acceptance. See “Certain Factors That May Affect the Company’s Business and Future Results” for additional information regarding risks generally applicable to development of new products.

The Company’s research and development staff consists of twenty full-time engineers, technicians and regulatory personnel, and several clinical and technical consultants, all of whom have substantial experience in medical device development. The Company’s product development process incorporates teams organized around each of the Company’s core technologies or product groups, with each team having representatives from marketing, regulatory and clinical affairs, manufacturing and finance. Consultants are utilized where additional specialized expertise is required.

Manufacturing

The Company manufactures its proprietary products in a controlled environment setting at its facilities in Irvine, California, which it has occupied since December 1998. The Company has implemented quality control systems as part of its manufacturing process, which complies with U.S. Quality System Regulations, or QSR, requirements. The Company has also been inspected by the U.S. FDA, or FDA, and the California Department of Health Services, and is registered with the State of California to manufacture its medical devices. The Company believes it is in compliance with FDA QSR for medical devices. There can be no assurance, however, that the Company will remain in compliance with QSR. Failure to do so could have a material adverse effect on the Company’s business, operating results and financial condition.

The European Union has promulgated rules requiring that medical products receive the right to affix the CE Mark, an international symbol of adherence to quality assurance standards. ISO 9001/EN 46001 certification is one of the CE Mark certification requirements. In order to obtain the right to affix the CE Mark to its products, the Company needs to obtain certification that its processes meet the ISO 9001/EN 46001 quality standards and applicable medical device directives promulgated by the European Union. Such certification has been obtained by the Company with respect to its peripheral vascular blood clot therapy, micro catheter, access and delivery products, and certain applications of Onyx. Therefore, the Company currently has the right to affix the CE Mark to such products. However, this certification is reviewed on an annual basis, and there can be no assurance that such right to affix the CE Mark will be retained by the Company in the future.

The Company has developed the necessary capabilities for manufacturing, assembling, packaging and testing the products it currently markets, and for developing such processes with respect to products currently under development. Certain of these capabilities involve proprietary know-how. Certain accessories are manufactured for the Company on an OEM basis; all other fabrication and assembly operations are performed in the Company’s manufacturing facilities. The Company uses outside contractors for molding, sterilization, and other common technologies. Vertical integration occurs as necessary or appropriate to meet the Company’s production, quality and profitability objectives.

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

Competition

The medical device industry is characterized by rapidly evolving technologies and significant competition. The Company expects competition in the interventional radiology and interventional neuroradiology markets to increase substantially. The Company believes interventional procedures with products like its own are substantially less costly than highly invasive surgical procedures and may ultimately replace these procedures in certain applications. In certain cases, the Company’s products may be used in conjunction with traditional surgical techniques.

The Company competes primarily with other producers of embolic material and devices, and catheter and wire based products for interventional treatment of neuro vascular and peripheral vascular disease. In neuro vascular interventional applications, the Target Therapeutics division of Boston Scientific, Inc. is the market leader. The Company expects to compete against Target Therapeutics and other entrants in the neuro vascular interventional market, including the Cordis, Inc. subsidiary of Johnson & Johnson. In peripheral blood clot therapy applications, the Company competes with Arrow International, Inc., the MediTech and Target Therapeutics divisions of Boston Scientific, Inc., Cook, Inc., and the AngioDynamics division of E-Z-EM Corporation. All of these companies have significantly greater financial, manufacturing, marketing, distribution and technical resources, name recognition and experience than the Company. There can be no assurance that the Company’s competitors will not succeed in developing technologies and products that are more effective than those developed by the Company or that would render the Company’s products obsolete or noncompetitive. Additionally, there can be no assurance that the Company will be able to compete effectively against such competitors based on its ability to manufacture, market and sell its products.

The length of time required for product development and regulatory approval plays an important role in a company’s competitive position. Consequently, the Company’s success will depend in part on its ability to respond quickly to medical and technological changes through the development, clinical evaluation and commercialization of new products. Product development involves a high degree of risk and there can be no assurance that the Company’s research and development efforts will result in commercially successful products.

Medical Advisory Consultants

The Company has consulting agreements with select physicians who advise it on medical matters in areas of the Company’s business. Such physicians are specialists in vascular disease diagnosis and therapy in interventional radiology and interventional neuroradiology. The Company consults with such physicians on an as-needed basis regarding the Company’s research and development, pre-clinical trials and clinical trials.

The consultants have entered into consulting agreements with the Company that generally provide that all inventions conceived by such consultants in the course of rendering service to the Company are the exclusive property of the Company. These agreements further provide that performance of such agreements will not conflict with any individual consultant’s obligation to maintain the secrecy of confidential information of any third parties and that all confidential information developed or made known to such consultants by the Company during the course of such relationships with the Company is to be kept confidential and not disclosed to third parties.

Some of the consultants have been granted options to purchase shares of the Company’s Common Stock for their services, are compensated for time spent away from their medical practices and are reimbursed for reasonable expenses. Dr. Andrew Cragg, a co-founder and stockholder of the Company, is not an option holder, but does receive compensation. All of the consultants are either self-employed or employed by employers other than the Company and may have commitments to, or consulting or advisory agreements with, other entities, including current or potential competitors of the Company, that may limit their availability to the Company. Although these consultants may contribute significantly to the affairs of the Company, none, other than Dr. Cragg, is expected to devote more than a small portion of his time to the Company.

Patents and Proprietary Rights

The Company’s policy is to aggressively protect its proprietary position by, among other things, filing U.S. and foreign patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company’s strategy includes extending the patent protection of its licensed technology by filing procedure-specific method patents wherever possible for the use of the Company’s products in new clinical applications.

As of March 7, 2002, the Company held 59 issued U.S. patents, four granted foreign patents and has 39 U.S. and 54 foreign patent applications pending. The Company’s issued U.S. patents cover technology underlying Onyx, access and delivery devices, intra-cerebral stents, the Cragg MicroValve, infusion wires, and the Cragg Thrombolytic Brush. The expiration dates of these patents range from 2009 to 2021. The pending claims cover additional aspects of liquid embolic material, access and delivery devices, intra-cerebral stent technologies, non-vascular liquid embolic products, infusion catheters, infusion wires, and the Thrombolytic Brush.

Although the Company aggressively works to protect its technology, no assurance can be given that any patents from pending patent applications or from any future patent applications will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company’s patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of the Company’s products or design around the Company’s patents. In addition, others may hold or receive patents or file patent applications that contain claims having a scope that covers products developed by the Company.

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and many companies in the industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement litigation or an interference proceeding declared by the U.S. Patent and Trademark Office to determine the priority of inventions. The defense and prosecution of patent suits, Patent and Trademark Office interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company, to protect the Company’s trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others.

Any litigation or interference proceedings involving the Company would result in substantial expense to the Company and significant diversion of effort by the Company’s technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company’s business, operating results and financial condition.

In addition to patents, the Company relies on trade secrets and proprietary know-how to compete, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to individuals by the Company during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering service to the Company shall be the exclusive property of the Company. There can be no assurance that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that the Company will have adequate remedies for any breach, or that the Company’s trade secrets will not otherwise become known to or independently developed by competitors.

Government Regulation

United States

The research, development, manufacture, labeling, distribution and marketing of the Company’s products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. The Company’s products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act, or the FDC Act, and require clearance or approval by the FDA prior to commercialization. In addition, significant changes or modifications to medical devices also are subject to regulatory review and clearance or approval. Under the FDC Act, the FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, record keeping, advertising, distribution, sale and promotion of medical devices in the United States. The testing for, and preparation and subsequent review of, applications by the FDA and foreign regulatory authorities is expensive, lengthy and uncertain. Noncompliance with applicable requirements can result in, among other things, warning letters, proceedings to detain imported products, fines, injunctions, civil and criminal penalties against the Company, its officers and its employees, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and a recommendation by the FDA that the Company not be permitted to enter into government contracts.

In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably assure the devices’ safety and efficacy. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to QSRs) and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, Class III devices are those that must receive premarket approval, or PMA, by the FDA to ensure their safety and efficacy (for example, life-sustaining, life-supporting and implantable devices, or new devices that have not been found substantially equivalent to legally marketed Class I, Class II or pre-amendments Class III devices).

The FDA also has the authority to require clinical testing of certain medical devices as part of the clearance or approval process. If clinical testing of a device is required and if the device presents a “significant risk,” an Investigational Device Exemption, or IDE, application must be approved prior to commencing clinical trials. The IDE application must be supported by data, typically including the results of laboratory and animal testing. If the IDE application is approved by the FDA, clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the agency. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such costs do not exceed recovery of the costs of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of investigational sites’ institutional review boards pursuant to FDA regulations.

Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) submission or approval of a PMA application. If a medical device manufacturer or distributor can establish, among other things, that a device is “substantially equivalent” in intended use and technological characteristics to a legally marketed Class I or Class II medical device, or to a pre-amendments Class III medical device for which the FDA has not required a PMA, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k). The 510(k) submission must establish to the satisfaction of the FDA the claim of substantial equivalence to the predicate device. In recent years, the FDA has been requiring a more rigorous demonstration of substantial equivalence, including the requirement for IDE clinical trials.

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

If the manufacturer or distributor cannot establish that a proposed device is substantially equivalent to a legally marketed Class I or II predicate device, or to a pre-amendments Class III medical device for which the FDA has not required a PMA, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA application. A PMA application must be supported by extensive data, including laboratory, pre-clinical and clinical trial data to prove the safety and efficacy of the device, as well as extensive manufacturing information. If the FDA determines, upon initial review, that a submitted PMA application is sufficiently complete to permit substantive review, the FDA will accept the PMA application for filing. FDA review of a PMA application generally takes approximately one year or more from the date of acceptance for filing, but review times vary depending upon FDA resources and workload demands and the complexity of PMA submissions. There can be no assurance the FDA will review and approve the PMA in a timely manner, if at all. Failure to obtain PMA approvals could have a material adverse effect on the Company’s business, operating results and financial condition. Additionally, as one of the conditions for approval, the FDA will inspect the manufacturing establishment at which the subject device will be manufactured to determine whether the quality control and manufacturing procedures conform to QSRs. If granted, the PMA approval may include significant limitations on the indicated uses for which a product may be marketed.

The Company has received 510(k) clearances for certain therapeutic indications of its micro catheters, guidewires, balloons and peripheral vascular blood clot therapy products, which cover over 130 products offered for market. The Company has made modifications which affect a number of its products covered under these 510(k) clearances, which modifications, the Company believes, do not affect the safety and efficacy of the products and thus, under FDA guidelines, do not require new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company’s determinations not to submit a new 510(k) notice for any of these changes or would not require the Company to submit a new 510(k) notice for any of the changes made to the device. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

The use of certain materials may require that the device be evaluated as a drug rather than as a device, and thus the FDA’s investigational new drug, or IND, and new drug application, or NDA, regulations would be applicable to the clinical study and commercialization of the product. Otherwise the product will be treated as a medical device. The steps required before a drug may be marketed in the United States include pre-clinical and laboratory tests, the submission to the FDA of an application for an IND which must become effective before clinical trials may commence, adequate and well controlled clinical trials to establish the safety and efficacy of the drug, the submission to the FDA of an NDA, and FDA approval of the NDA prior to any commercial sale or shipment of the product. Based on meetings the Company has had with representatives of both the drug and device divisions of the FDA to discuss their respective new product approval requirements, and based on the information presented by the Company regarding the material composition of Onyx, the Company believes Onyx would be regulated as a device. There can be no assurance, however, that upon more detailed review of Onyx, the FDA will not at a later date determine Onyx should be regulated as a drug. Such a change could significantly delay the commercial availability of Onyx and have a material adverse effect on the Company’s business, operating results and financial condition.

There can be no assurance the Company will be able to obtain necessary 510(k) clearances or PMA or NDA approvals to market its products for the intended uses on a timely basis, if at all, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company’s business, operating results and financial condition.

The Company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the State of California Department of Health Services, or CDHS, and to list its products with the FDA. As such, the Company will be inspected by both the FDA and CDHS for compliance with QSR and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner. The Company was inspected in April 2001 by the FDA for QSR compliance. There were no significant observations or warning letters issued as a result of that inspection. Pursuant to the maintenance of the Company’s California medical device manufacturing license, the Company’s facility in Irvine, California was inspected by the CDHS in January 1999. No significant inspection observations were received. There can be no assurance, however, that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company’s ability to do business.

The Company is required to provide information to the FDA on death or serious injuries that its medical devices have allegedly caused or contributed to, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA strictly prohibits the marketing of approved devices for uses other than those specifically cleared for marketing by the FDA. If the FDA believes that a company is not in compliance with the law or regulations, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations, and assess civil and criminal penalties against a company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company’s business, operating results and financial condition.

Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy generally prohibits the marketing of approved medical devices for unapproved uses. The Company is also subject to regulation by the Occupational Safety and Health Administration and by other government entities.

Regulations regarding the manufacture and sale of the Company’s products are subject to change. The Company cannot predict what impact, if any, such changes might have on its business, operating results and financial condition.

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

The Company or its distributors have received registrations and approvals to market Onyx for the treatment of neuro aneurysms and AVMs and certain peripheral applications, and its micro catheter, access, delivery and peripheral vascular blood clot therapy products, in most parts of Europe, Canada, Scandinavia, Latin America, New Zealand and Australia.

The European Union has promulgated rules that require that medical products receive the right to affix the CE Mark, an international symbol of adherence to quality assurance standards. ISO 9001/EN 46001 certification is one of the CE Mark certification requirements. In order to obtain the right to affix the CE Mark to its products, the Company needs to obtain certification that its processes meet the ISO 9001/EN 46001 quality standards and applicable medical device directives promulgated by the European Union. Such certification has been obtained by the Company with respect to some applications of Onyx, and the Company’s peripheral vascular blood clot therapy, micro catheter, access and delivery products and, thus, the Company currently has the right to affix the CE Mark to such products. However, this certification is reviewed on an annual basis, and there can be no assurance that such right to affix the CE Mark will be retained by the Company in the future.

Exports of products subject to the 510(k) notification requirements, but not yet cleared to market, are permitted without FDA export approval provided certain requirements are met. Unapproved products subject to the PMA requirements must receive prior FDA export approval unless they are approved for use by any member country of the European Union and certain other countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported without prior FDA approval. To obtain FDA export approval, when it is required, certain requirements must be met and information must be provided to the FDA, including documentation demonstrating that the product is approved for import into the country to which it is to be exported and, in some instances, safety data from animal or human studies. There can be no assurance the Company will receive FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Failure of the Company to receive import approval from foreign countries, obtain Certificates for Products for Export, meet FDA’s export requirements, or obtain FDA export approval when required to do so, could have a material adverse effect on the Company’s business, operating results and financial condition.

Third-Party Reimbursement

In the United States, hospitals, catheterization laboratories, physicians and other healthcare providers that purchase medical devices generally rely on third-party payors, such as private health insurance plans, to reimburse all or part of the costs associated with the treatment of patients.

The Company’s success will depend upon, among other things, its customers’ ability to obtain satisfactory reimbursement from healthcare payors for its products. Reimbursement in the United States for the Company’s micro catheter, access, delivery and peripheral blood clot therapy products is currently available under existing procedure codes from most third-party payors, including most major private health care insurance plans, Medicare and Medicaid. The Company believes that procedures using products such as Onyx may be reimbursed in the United States under existing procedure codes should such products receive FDA clearance or approval, of which there is no assurance. However, third-party reimbursement for these products will be dependent upon decisions by individual health maintenance organizations, private insurers and other payors, and there can be no assurance that such procedure codes will remain available or that the reimbursement under these codes will be adequate. Given the efforts to control and decrease health care costs in recent years, there can be no assurance that any reimbursement will be sufficient to permit the Company to achieve or maintain profitability.

Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that govern reimbursement for new devices and procedures. In many markets, there are private insurance systems as well as government-managed systems. Large-scale market acceptance of the Company’s products will depend on the availability and level of reimbursement in international markets targeted by the Company. The Company has been informed by its international distributors that its currently-marketed applications of Onyx, and peripheral blood clot therapy, micro catheter, access and delivery products have been approved for reimbursement in countries in which the Company markets such products. Obtaining reimbursement approvals can require 12 to18 months or longer. There can be no assurance the Company will, in the future, obtain reimbursement in any country within a particular time, for a particular amount, or at all. Failure to obtain such approvals could have a material adverse effect on the Company’s sales, business, operating results and financial condition.

Regardless of the type of reimbursement system, the Company believes physician advocacy of its products will be required to obtain reimbursement. Availability of reimbursement will depend on the clinical efficacy and cost of the Company’s products. There can be no assurance that reimbursement for the Company’s products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for use of the Company’s systems for all uses intended by the Company. Failure by physicians, hospitals and other users of the Company’s products to obtain sufficient reimbursement from health care payors or adverse changes in government and private third-party payors’ policies toward reimbursement for procedures employing the Company’s products would have a material adverse effect on the Company’s business, operating results and financial condition.

Product Liability and Insurance

The Company’s business involves an inherent risk of exposure to product liability claims. Although the Company has experienced only one product liability claim to date, there can be no assurance that the Company will be able to avoid significant product liability claims and potential related adverse publicity. The Company maintains product liability insurance with coverage limits of $30 million per occurrence and an annual aggregate maximum of $30 million, which the Company believes is comparable to that maintained by other companies of similar size serving similar markets. However, there can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a material adverse effect on the Company, or that such insurance will continue to be available on commercially reasonable terms, or at all.

Certain Factors that May Affect Our Business and Future Results

Some of the information included herein contains forward-looking statements. These statements can be identified by the use of forward-looking terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, projections or results of operations or of financial condition or state other “forward-looking” information. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements we make. These risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline.

Many of our products are in developmental stages and may not successfully come to market, which could harm our sales and revenues. We have only recently introduced a number of products commercially, and several of our products, including extensions of existing products, are in the early stage of development. Some of our products have only recently entered clinical trials and others have not yet done so. Our ability to market these products will depend upon a number of factors, including our ability to demonstrate the safety and efficacy of our products in the clinical setting. Our products may not be found to be safe and effective in clinical trials and may not ultimately be cleared for marketing by U.S. or foreign regulatory authorities. Our failure to develop safe and effective products that are approved for sale on a timely basis would have a negative impact on our business.

Our products may not be accepted by the market, which could harm our sales and revenues. Even if we are successful in developing safe and effective products that have received marketing clearance, our products may not gain market acceptance. In order for Onyx or any of our other products to be accepted, we must address the needs of potential customers. The target customers for our products are doctors who use X-rays and radioactive substances in the diagnosis and treatment of diseases, or radiologists. Specifically, we target two types of radiologists: (1) neuro interventional radiologists, who specialize in the minimally invasive treatment of neuro vascular disorders, and (2) interventional radiologists, who specialize in minimally invasive treatment of peripheral vascular disorders. However, even if these targeted customers accept our products, this acceptance may not translate into sales. Additionally, our market share for our existing products may not grow, and our products that have yet to be introduced may not be accepted in the market.

New products and technologies in the market could create additional competition, which may reduce the demand for our products. The markets in which we compete involve rapidly changing technologies and new product introductions and enhancements. We must enhance and expand the utility of our products, and develop and introduce innovative new products that gain market acceptance. New technologies, products or drug therapies developed by others could reduce the demand for our products. We may encounter technical problems in connection with our own product development that could delay introduction of new products or product enhancements. While we maintain research and development programs to continually improve our product offerings, which include adding interventional devices, our efforts may not be successful, and other companies could develop and commercialize products based on new technologies that are superior to our products either in performance or cost-effectiveness.

We face intense competition from many large companies, which may reduce the demand for our products. The medical technology industry is intensely competitive. Our products compete with other medical devices, surgical procedures and pharmaceutical products. A number of the companies in the medical technology industry, including manufacturers of neuro vascular and peripheral vascular products, have substantially greater capital resources, larger customer bases, broader product lines, greater marketing and management resources, larger research and development staffs and larger facilities than ours. These competitors have developed and may continue to develop products that are competitive with ours. They may develop and market technologies and products that are more readily accepted than ours. Their products could make our technology and products obsolete or noncompetitive. Although we believe that our products may offer certain advantages over our competitors’ currently marketed products, companies entering the market early often obtain and maintain significant market share relative to those entering the market later. While we have designed our products to be cost effective and more efficient than competing technologies, we might not be able to provide better methods or products at comparable or lower costs.

We also compete with other manufacturers of medical devices for clinical sites to conduct human trials. If we are not able to locate such clinical sites on a timely basis, it could hamper our ability to conduct trials of our products, which may be necessary to obtain required regulatory clearance or approval.

One of our stockholders holds nearly a majority of our common stock, which enables it to control our Board of Directors and cause or prevent significant transactions. One of our stockholders, Micro Investment, beneficially owns nearly 50% of our outstanding common stock. Micro Investment will be able to exercise voting control over us for the foreseeable future and will be able to elect the entire Board of Directors, set dividend policy and otherwise generally determine our management. Micro Investment appointed a majority of our current Board of Directors, and so long as Micro Investment holds 30% of the outstanding shares of common stock of Micro Therapeutics, Micro Investment shall be entitled to designate a majority of the members of our Board of Directors. This control by Micro Investment could prevent, or make more difficult, a sale of Micro Therapeutics that is not on terms acceptable to Micro Investment. In addition, this control would allow Micro Investment to prevent, or alternatively, to cause to occur, significant corporate transactions.

We have a limited operating history, during which time we have not been profitable. We were incorporated in 1993. To date, our business has generated limited product sales. From our inception through December 31, 2001, we incurred cumulative losses of approximately $73 million. We expect additional losses as we expand our research and development, clinical, regulatory, manufacturing and marketing efforts. We may not achieve significant sales of our products or become profitable. We could encounter substantial delays and unexpected expenses related to the introduction of our current and future products, or our research and development, clinical, regulatory, manufacturing and marketing efforts. Such delays or expenses could reduce revenues, increase operating losses and have a negative effect on our business.

We depend on patents and proprietary technology to protect our intellectual property and our business. Our success will depend in part on our ability to:

•	Obtain and maintain patent protection for our products;

•	Preserve our trade secrets; and

•	Operate without infringing the proprietary rights of others.

The patent position of a medical device company may involve complex legal and factual issues. As of March 7, 2002, we held 59 issued U.S. patents and four issued foreign patents, and have 39 U.S. and 54 foreign patent applications pending. Our issued U.S. patents cover technology underlying our neuro vascular products, such as Onyx and micro catheters, and our peripheral vascular products, such as the thrombolytic brush. The expiration dates of these patents range from 2009 to 2021. The pending claims cover additional aspects of our neuro vascular and peripheral vascular product lines. Each product area we are pursuing is covered by at least three issued patents and, in most instances, several pending patents. One of the patents we use is currently licensed by us from Andrew Cragg, M.D. There is no guarantee that issued patents will provide us significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. It is possible that patents belonging to competitors will require us to alter our technology and products, pay licensing fees or cease to market or develop our current or future technology and products. We also rely on trade secrets to protect our proprietary technology, and it is possible others will independently develop or otherwise acquire equivalent technology or that we will be unable to maintain our technology as trade secrets. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. If we fail to protect our intellectual property rights, there could be a negative impact on our business.

There has been extensive litigation in the medical device industry regarding patents and other intellectual property rights. It is possible that infringement, invalidity, right to use or ownership claims could be asserted against us in the future. Although patent and intellectual property disputes in the medical device industry have often been settled through licensing or similar arrangements, these arrangements can be costly and there can be no assurance that necessary licenses would be available to us on satisfactory terms or at all under such circumstances. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business. In addition, if we decide to litigate such claims, it would be expensive and time consuming and could divert our management’s attention from other matters and could negatively impact our business regardless of the outcome of the litigation.

We have recently modified, or are in the process of modifying, several of our distribution arrangements, under which we have limited experience. In August 1998, we executed a distribution agreement with Abbott Laboratories to provide for distribution of our peripheral vascular blood clot therapy products in the United States and Canada, and we entered into a new agreement with Abbott in June 2000. There is no guarantee that Abbott will be able to successfully market or distribute our products. In September 1998, we executed a distribution agreement with Century Medical, Inc. to provide for distribution of all our products in Japan. We did not enjoy meaningful revenues under the agreement with Century until the second quarter of 1999, following initial marketing clearance for certain of our products. In December 2001, we commenced discussions with Century regarding a modification or termination of the currently existing distribution agreement, and there can be no assurance that we will be able to negotiate terms of an agreement that will be acceptable to us. If we decide to terminate the agreement with Century, the cost of replacing Century either with a direct sales force or a new distributor may be significant, and there is no guarantee that we will be able to realize meaningful revenues from such new arrangements.

In November 1997, we executed a distribution agreement with Guidant Corporation to provide for the distribution of our neuro vascular product in Europe, and, in August 1998, expanded the agreement to provide for the distribution of our peripheral embolization applications of Onyx. On September 14, 2001, Micro Therapeutics and Guidant signed an agreement to terminate the distribution agreement and Guidant’s European distributorship of our products on December 31, 2001. Also, on November 16, 2001, we signed an agreement with ev3 International, Inc. Under the terms of the agreement, ev3 International commenced providing, on January 1, 2002, product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where we have no existing third-party distributor for our products, and distributor management services in certain countries outside the U.S. and Canada where we have an existing third-party distributor for our products. All the countries that had been included in the territory covered by our distribution agreement with Guidant are included in our agreement with ev3 International. ev3 International is a newly-formed company, and is assembling the resources needed to provide the services to us called for by the agreement. There is no guarantee that ev3 International will be successful in completing its formation on a timely basis, or that it will be successful in providing the services to us called for in the agreement. Stockholders owning a majority of the common stock of ev3 International are members of Micro Investment, our largest stockholder. Additionally, James Corbett, who became Chairman of the Company’s Board of Directors in January 2002, is the President of ev3 International, Inc. and is Executive Vice President and a director of ev3 Inc., the parent company of ev3 International; Dale Spencer, a director of the Company, is a director of ev3 International and Chairman of the Board of Directors of ev3 Inc.; Elizabeth Weatherman, a director of the Company, is a director of ev3 Inc.; and Paul Buckman, a director of the Company, is President, Chief Executive Officer and a director of ev3 Inc.

Our sales force in the United States consists of seven individuals. There is competition for sales personnel experienced in interventional medical device sales, and there can be no assurance we will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. We believe we will need to continue to expand our third-party relationships or develop our own sales force. Our ability to market our products in certain areas may depend on strategic alliances with marketing partners such as Abbott, Century and ev3 International. There is no guarantee we will be able to enter into agreements other than those with Abbott, Century and ev3 International on acceptable terms or at all. Also, there can be no assurance that such agreements will be successful in developing our marketing capabilities or that we will be able to successfully develop a direct sales force.

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

If we cannot obtain approval from governmental agencies we will be unable to sell our products in some countries. The FDA as well as various state agencies regulate the development, testing, manufacturing and marketing of our products in the United States. The FDA requires governmental clearance of such products before they are marketed. The process of obtaining FDA and other required regulatory clearances is lengthy, expensive and uncertain. Additionally, if regulatory clearance is granted, it may include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, suspensions of approvals, product seizures, injunctions, recalls of products, operating restrictions and criminal prosecutions. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory approvals or requirements would have a negative impact on our business.

Before we could offer and sell products currently sold in the U.S., we were required to submit information to the FDA in the form of a 510(k) pre-market notification in order to substantiate label claims and to demonstrate “substantial equivalence” of our products to a legally marketed Class I or II medical device or a pre-amendments Class III medical device for which the FDA had not called for pre-market approvals. Although we received FDA clearance for many of these products, we may not be able to obtain the necessary regulatory clearance for the manufacture and marketing of enhancements to our existing products or future products either in the United States or in foreign markets. We have made modifications that affect substantially all of our products covered under 510(k) clearances. We believe these modifications do not affect the safety or efficacy of the products and thus, under FDA guidelines, do not require the submission of new 510(k) notices. However, the FDA may not agree with any of our determinations that a new 510(k) notice was not required for such changes and could require us to submit a new 510(k) notice for any of the changes made to a device. If the FDA requires us to submit a new 510(k) notice for any device modification, we may be prohibited from marketing the modified device until the FDA clears the 510(k) notice.

Based on the information regarding the material composition of Onyx, we believe Onyx shall be regulated as a device. However, the FDA could at a later date determine that Onyx should be regulated as a drug. Such a change could significantly delay the commercial availability of Onyx and have a material adverse effect our business. Before we can commercially market Onyx in the U.S. as a device, we will be required to submit one or more pre-market approval applications to the FDA. This generally involves a substantially longer and less certain review process than that of a 510(k) pre-market notification. Such pre-market approval applications require human clinical testing prior to any action by the FDA. In March 2001, we received FDA approval to begin a pivotal clinical trial in the United States for the use of Onyx in treating 138 brain aneurysms. As of March 5, 2002, a total of 55 aneurysm cases have been treated in the trial. In April 2001, we received FDA approval to begin a pivotal trial of Onyx for the treatment of 106 arteriovenous malformations, or AVMs, in the U.S. As of March 5, 2002, a total of 54 AVM cases have been treated in the trial. Delays in receipt of, failure to receive, or loss of regulatory approvals or clearances to market our products would negatively impact our ability to market these products.

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

We are exposed to product liability claims that could have a negative effect on our business. The nature of our business exposes us to risk from product liability claims. We currently maintain product liability insurance for our products, with limits of $30 million per occurrence and an annual aggregate maximum of $30 million. However, our insurance may not be adequate to cover future product liability claims. Additionally, we may not be able to maintain adequate product liability insurance at acceptable rates. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products may divert management’s attention from other matters and may have a negative effect on our business.

We are dependent on single source suppliers and independent contract manufacturers that puts us at risk of interruptions in our business. We purchase some components and services used in connection with our products from third parties. Our dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules. Delays in delivery or services or component shortages can cause delays in the shipment of our products. Our single-source components are generally acquired through purchase orders placed in the ordinary course of business, and we have no guaranteed supply arrangements with any of our single-source suppliers. Because of our reliance on these vendors, we may also be subject to increases in component costs. It is possible that we could experience quality control problems, supply shortages or price increases with respect to one or more of these components in the future. If we need to establish additional or replacement suppliers for some of these components, our access to the components might be delayed while we qualify such suppliers. Any quality control problems, interruptions in supply or component price increases with respect to one or more components could have a negative impact on our business.

We rely on independent contract manufacturers to produce some of our products and components. This involves several risks, including:

•	Inadequate capacity of the manufacturer’s facilities;

•	Interruptions in access to certain process technologies; and

•	Reduced control over product quality, delivery schedules, manufacturing yields and costs.

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

We depend upon key personnel to operate our business that puts us at risk of a loss of expertise if key personnel were to leave us. We significantly depend upon the contributions, experience and expertise of our founders, certain members of our management team and key consultants. We maintain a key-man life insurance policy in the amount of $2 million on the life of John Rush, our Chief Executive Officer. This insurance may not be adequate to cover the risk involved. Additionally, our success will depend upon our ability to attract and retain additional highly qualified management, sales, technical, clinical and consulting personnel.

Our revenues could be diminished if we cannot obtain third party reimbursement for sales of our products. In the United States, health care providers such as hospitals and physicians that purchase medical devices generally rely on third-parties, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic procedures. With the implementation of Medicare’s Prospective Payment System for hospital inpatient care (Diagnosis Related Groups, or DRGs) in the 1980s, public and private payors began to reimburse providers on a fixed payment schedule for patients depending on the nature and severity of the illness. Many tests and procedures that would have been performed under cost-plus reimbursement formulas are subject to scrutiny and must be justified in terms of their impact on patient outcomes. As a result, there is an incentive to conduct only those tests that will optimize cost-effective care.

We believe that health care providers will be able to obtain reimbursement based on reimbursement policies for embolization procedures currently in effect. There is no assurance, however, that these reimbursement policies will be applied by healthcare payors in all markets to procedures in which our products are used, or that these reimbursement policies, even if currently applicable, will not be changed in the future. Changes in reimbursement policies of governmental (both domestic and international) or private healthcare payors could negatively impact our business to the extent any such changes affect reimbursement for procedures in which our products are used.

Our revenues could be diminished if we are not able to expand our international sales. In the year ended December 31, 2001, 41% of our revenues were derived from international sales. While revenues from any country outside the United States did not account for 10% or more of our revenues in 2001, sales to distributors of our products in Europe represented 29% of our revenues for that year. We believe our future performance will be dependent in part upon our ability to increase international sales. Although the perceived demand for certain products may be lower outside the United States, we intend to continue to expand our international operations and to enter additional international markets, which will require significant management attention and financial resources. There is no guarantee, however, that we will be able to successfully expand our international sales.

Our success in international markets will depend on our ability to establish and maintain suitable strategic alliances, or establish a direct sales presence.

International sales are subject to inherent risks, including unexpected changes in regulatory requirements, fluctuating exchange rates, difficulties in staffing and managing foreign sales and support operations, additional working capital requirements, customs, duties, tariff regulations, export license requirements, political and economic instability, potentially limited intellectual property protection and difficulties with distributors. In addition, sales and distribution of our products outside the United States are subject to extensive foreign government regulation. We have, in the past, avoided losses due to fluctuating exchange rates associated with international sales by selling our products in U.S. dollars. However, we have begun to sell products in local currency and anticipate expanding this practice, which would subject us to currency exchange risks.

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

Provisions in our charter documents, our stockholder rights plan and Delaware law may make an acquisition of us more difficult. Provisions of our Amended and Restated Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to stockholders. Our Amended and Restated Certificate of Incorporation provides for 5,000,000 authorized shares of Preferred Stock, the rights, preferences and privileges of which may be fixed by our Board of Directors without any further vote or action by our stockholders. In addition, our stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions that result in a change of control of Micro Therapeutics. Further, Section 203 of the General Corporation Law of Delaware prohibits us from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of Micro Therapeutics without action by our stockholders, and therefore, could materially adversely affect the price of our common stock.

In May 1999 the Board of Directors adopted a Stockholder Rights Plan. The Stockholder Rights Plan provides each stockholder of record one right for each ordinary share of common stock of Micro Therapeutics. The rights are represented by our ordinary common stock certificates, and are not traded separately from ordinary common stock and are not exercisable. The rights will become exercisable only if, unless approved by the Board of Directors, a person acquires or announces a tender offer that would result in ownership of 20% or more of Micro Therapeutics’ ordinary common shares, at which time, each right would enable the holder to buy shares of our common stock at a discount to the then market price. Micro Therapeutics may redeem the rights for $0.01 per right, subject to adjustment, at any time before the acquisition by a person or group of 20% or more of Micro Therapeutics’ shares. The rights have a ten-year term. The Stockholder Rights Plan may have the effect of delaying, deferring or preventing a change in control of our stock. This may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of the common stock.

Stock prices are particularly volatile in some market sectors and our stock price could decrease. The stock market sometimes experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations can cause a decrease in the price of our common stock. Changes in the medical device industry generally may have a material adverse effect on the market price of our common stock. In addition, it is likely that during a future quarterly period, our results of operations will fail to meet the expectations of stock market analysts and investors and, in such event, our stock price could materially decrease.

Most of our outstanding shares of common stock are freely tradable. The market price of our common stock could drop due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock.

Energy shortages may adversely impact our operations. California experienced shortages of electrical power and other energy sources in the last fifteen months. This condition periodically resulted in rolling electrical power outages (or the temporary and generally unannounced loss of the primary electrical power source). The computer and manufacturing equipment and other systems in our operating location in California are subject to shutdown in the event of a rolling electrical power outage. Currently, we do not have secondary electrical power sources to mitigate the impact of temporary or longer-term electrical outages. It is not anticipated that the power shortages will abate soon, and therefore, our operating facilities may experience brown-outs, black-outs, or other consequences of the shortage, and may be subject to usage restrictions or other energy consumption regulations that could adversely impact or disrupt our commercial manufacturing and other activities.

Employees

At March 1, 2002, the Company had 154 employees, all of whom were employed on a full-time basis, and 20 of whom were directly employed by employment agencies.

ITEM 2. PROPERTIES

The Company occupies a facility of approximately 43,000 square feet, which is located within a multi-tenant building in Irvine, California. The facility is subject to a lease that expires in September 2003, with two three-year renewal options. The Company believes that this space is adequate for its near-term needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since February 18, 1997, the Common Stock of Micro Therapeutics, Inc., or MTI or the Company, has traded on the Nasdaq National Market under the symbol “MTIX.” The Company’s Common Stock was not traded on the Nasdaq National Market, or any other exchange, prior to that date.

High and low sales prices for the Company’s Common Stock during the years ended December 31, 2000 and 2001 were as follows:

	High	Low

Q1 2000 (January 1 through March 31)	$11.25	$6.25
Q2 2000 (April 1 through June 30)	8.25	4.75
Q3 2000 (July 1 through September 30)	8.06	4.88
Q4 2000 (October 1 through December 31)	$7.13	$2.94
Q1 2001 (January 1 through March 31)	$7.56	$3.25
Q2 2001 (April 1 through June 30)	7.35	3.55
Q3 2001 (July 1 through September 30)	6.50	3.90
Q4 2001 (October 1 through December 31)	$6.40	$3.90

As of March 4, 2002, there were 57 stockholders of record of the Company’s Common Stock. The Company estimates that there are approximately 2,200 beneficial owners of its Common Stock. There is no Preferred Stock outstanding. The Company has not paid any dividends on its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of the Company’s business.

Recent Sales of Unregistered Securities.

The following is a summary of transactions by the Company during the past three years, involving sales of the Company’s securities that were not registered under the Securities Act of 1993 (the “Securities Act”):

     (1)  On May 21, 1999, Abbott and the Company amended the terms of the then-outstanding Convertible Subordinated Note and Credit Facility Note, sold by the Company to Abbott in August and November 1998, respectively, to reduce the conversion price with respect to (i) $4 million of the principal amount of the Convertible Subordinated Note from $13.00 to $8.640625 per share of the Company’s Common Stock, (ii) the remaining $1 million principal amount of the Convertible Subordinated Note to $12.00 per share of the Company’s Common Stock, (iii) the entire $5 million principal amount of the Credit Facility Note from $15.00 to $12.00 per share of the Company’s Common Stock. Concurrently, Abbott converted the aggregate principal amount of the Convertible Subordinated Note and Credit Facility Note in exchange for 962,328 shares of the Company’s Common Stock.

     (2)  On May 21, 1999, Abbott and the Company agreed to a Put Option, under which the Company could require Abbott to purchase shares of the Company’s Common Stock at $12.00 per share, up to an aggregate purchase price of $3 million. On October 26, 1999, the Company exercised its rights under the Put Option and issued the maximum of 250,000 shares of its Common Stock to Abbott under the terms of the Put Option Agreement.

     (3)  On September 28, 1999 the Company sold to Century a 5% Convertible Subordinated Note, due September 30, 2003, in the aggregate principal amount of $2,000,000. The principal balance of the note was convertible at the Company’s option, subject to certain restrictions, into shares of the Company’s Common Stock at a conversion price of approximately $16.35 per share, which conversion price was subject to adjustment in certain circumstances. The Company repaid this note in its entirety to Century on October 9, 2001.

     (4)  On March 10, 2000, the Company sold 1,600,000 shares of its Common Stock under the terms of a Securities Purchase Agreement to accredited investors in conformity with Rule 506 under Regulation D at a price of $7.46 per share. The Company and the investors concurrently entered into a Registration Rights Agreement, under which the Company undertook to register such 1,600,000 shares under the Securities Act, which registration was declared effective by the Securities and Exchange Commission on April 24, 2000.

     (5)  On May 25, 2001, the Company entered into a securities purchase agreement with Micro Investment, LLC, a Delaware limited liability company managed by Warburg, Pincus Equity Partners, L.P, under which the Company sold shares of its Common Stock to Micro Investment in a two-stage private placement. The first stage involved the sale of 1,986,615 shares at a price of $3.75 per share, of which 1,828,679 shares were sold on May 31, 2001, and 157,936 shares were sold on June 19, 2001 (upon waiver of certain of the Company’s stockholders of their existing preemptive rights). The second stage, which closed on July 26, 2001, involved the sale of 8,119,533 shares at a price of $6.00 per share. The securities purchase agreement required the Company to register the aggregate of 10,106,148 shares under the Securities Act, which registration was declared effective by the Securities and Exchange Commission on January 3, 2002.

Exemption from the registration requirements of the Securities Act for the sales of the securities described above was claimed under Section 4(2) of the Securities Act, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide. No underwriting or broker’s commissions were paid in connection with the foregoing transactions.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward- looking statements. Factors that might cause such a difference are discussed under “Certain Factors that May Affect Our Business and Future Results.”

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

Abbott Laboratories

The Company commenced U.S. commercial shipments of its first thrombolytic infusion catheters in November 1994. Through the third quarter of 1999, the majority of the Company’s revenues were derived from sales of its initial infusion catheters and related accessories, and its line of mechanical thrombolytic brushes. In August 1998, and as revised in June 2000, the Company entered into a distribution agreement with Abbott, which provides for distribution of such products by Abbott in the United States and Canada. The Company expects sales of the products mentioned above, and similar products, to continue to provide a significant portion of the Company’s revenues. The Company currently sells such products outside the United States and Canada through a limited number of distributors, however, revenues under these arrangements have not been significant to date.

Guidant Corporation

In November 1997, the Company signed an agreement with Guidant to distribute the Company’s neuro products in Europe and, in August 1998, that agreement was expanded to include distribution in Europe of the Company’s peripheral embolization products. Until September 1999, no significant revenues had been received under the Guidant arrangement. Revenues under the Guidant arrangement were dependent, to a significant extent, upon the receipt by the Company of CE Mark certification for applications of the Company’s proprietary liquid embolic material, Onyx, market training and product launch activities. In July 1999, the Company received CE Mark approval for the treatment of arteriovenous malformations, or AVMs, in the brain using Onyx and, accordingly, the Company initiated market training activities in July 1999. Product launch activities with respect to the brain AVM application commenced in September 1999. In April 1999 and March 2000, the Company obtained CE Mark approval for the peripheral embolization and brain tumor applications, respectively, of Onyx, however, the Company has decided to defer commencing market training activities while concentrating on other applications of Onyx.

In November 2000, the Company obtained CE Mark approval for the brain aneurysm application of Onyx. The Company commenced market training activities with respect to this application during the fourth quarter of 2000 as part of its Cerebral Aneurysm Multi-center European Onyx, or CAMEO, Registry. The objective of the CAMEO Registry was the accumulation of data on 100 brain aneurysm patients treated with Onyx, for use in subsequent marketing of Onyx for this application. In the third quarter of 2001, the Company completed the CAMEO Registry. Also during the third quarter of 2001, the Company terminated its November 1997 distribution agreement with Guidant, effective December 31, 2001. As a result, the Company decided to defer the market launch of the brain aneurysm application of Onyx until the beginning of 2002, in conjunction with its revised European marketing, sales and distribution plan, described below.

On September 14, 2001, the Company and Guidant signed a termination agreement, with respect to their November 1997 distribution agreement. Under the terms of the termination agreement, the distribution agreement and Guidant’s European distributorship of the Company’s products terminated on December 31, 2001.

Under the terms of the termination agreement, the Company repurchased, from Guidant inventory on-hand at December 31, 2001, and at Guidant’s original purchase price, the Company’s products purchased by Guidant from the Company from September 14, 2001 through December 31, 2001, amounting to approximately $150,000, and additional Guidant inventory of the Company’s products on-hand at December 31, 2001 at Guidant’s original purchase price, amounting to approximately $30,000. As a result of these repurchase terms, the Company modified its revenue recognition policy with respect to shipments to Guidant, under which revenues related to shipments to Guidant for the period from September 14, 2001 through December 31, 2001 were recognized only upon Guidant’s sale of such inventory to its customers.

ev3 International, Inc.

On November 16, 2001, the Company signed a sales representative agreement with ev3 International, Inc. Under the terms of the agreement, ev3 International provides product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where the Company has no existing third-party distributor for its products, and distributor management services in certain countries outside the U.S. and Canada where the Company has an existing third-party distributor for its products. The countries included in the territory covered by the Company’s distribution agreement with Guidant are included in the Company’s agreement with ev3 International, and were the initial countries to be served by ev3 International under the sales representative agreement.

Stockholders owning a majority of the common stock of ev3 International are members of Micro Investment, LLC, the Company’s largest stockholder. Additionally, James Corbett, who became Chairman of the Company’s Board of Directors in January 2002, is the President of ev3 International, Inc. and is Executive Vice President and a director of ev3 Inc., the parent company of ev3 International; Dale Spencer, a director of the Company, is a director of ev3 International and Chairman of the Board of Directors of ev3 Inc.; Elizabeth Weatherman, a director of the Company, is a director of ev3 Inc.; and Paul Buckman, a director of the Company, is President, Chief Executive Officer and a director of ev3 Inc.

Century Medical, Inc.

In September 1998, the Company entered into a distribution agreement with Century, which provides for distribution of all the Company’s products by Century in Japan. Significant revenues are not expected to be derived from sales in Japan until the Company’s products receive regulatory approval in Japan, and market training and product launch activities are substantially underway. The Company’s peripheral blood clot therapy products received regulatory approval in May 1999, and certain of the Company’s micro catheter and access products have received regulatory approval since September 1999. Market training and product launch activities have not yet commenced for all of these products, however. Accordingly, the Company has not realized significant revenues to date from sales in Japan. In December 2001, the Company commenced discussions with Century regarding a modification or termination of the distribution agreement.

Micro Investment, LLC.

On May 25, 2001, the Company entered into a securities purchase agreement with Micro Investment, LLC a Delaware limited liability company managed by Warburg, Pincus Equity Partners, L.P.

Under the securities purchase agreement, Micro Investment invested $56 million in exchange for newly issued shares of the Company’s common stock. The transaction consisted of a two-stage private placement. Upon the closing of the first stage in May and June 2001, Micro Investment owned approximately 16.6% of the outstanding shares of the Company’s common stock. Upon the closing of the second stage, Micro Investment owned 50.24% of the outstanding shares of the Company’s common stock, resulting in a change in control of the Company. Stockholder approval of the second stage was required under the Marketplace Rules of the Nasdaq Stock Market. The Company received the necessary vote of stockholders approving the second stage at a special meeting held July 26, 2001.

The terms of the Company’s distribution agreements with Abbott, Guidant and Century gave the Company the ability to terminate each of these agreements upon the payment of a fee following a change in control of the Company such as occurred as a result of the transaction with Micro Investment described above. In September 2001, the Company elected to terminate its agreement with Guidant.

The Company’s products are manufactured by the Company at its facility in Irvine, California. Certain accessories are manufactured and processes are performed by contract manufacturers.

Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, actions relating to regulatory and reimbursement matters, the extent to which the Company’s products gain market acceptance, the rate at which the Company and third-party distributors, as applicable, establish their domestic and international sales and distribution networks, the progress of clinical trials and the introduction of competitive products for diagnosis and treatment of neuro and peripheral vascular disease. The Company’s limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced sales growth in certain recent periods, there can be no assurance that, in the future, the Company will sustain sales growth or gain profitability on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts.

The Company manufactures product for stock and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a significant backlog in the near term.

Critical Accounting Policies

The Company has identified its revenue recognition policy as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to this policy on the Company’s business operations are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations in which the application of this policy and its expected effect on the Company’s reported and expected financial results are described, and “Certain Factors that May Affect Our Business and Future Results” under which associated risks are described. For a detailed discussion on the application of this and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-KSB, beginning on page F-7. Note that the Company’s preparation of this Annual Report on Form 10-KSB requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

The Company’s revenue recognition policy is significant because its revenue is a key component of results of operations. In addition, the Company’s revenue recognition determines the timing of certain costs and expenses, such as cost of sales and commissions. The Company follows very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of its revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the Company’s operating results to vary significantly from quarter to quarter.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2000 and 2001

Following is information with respect to net sales for the years ended December 31, 2000 and 2001:

	2000	2001

Peripheral blood clot therapy
United States	$2,172,983	$2,616,765
Europe	72,430	58,567
Rest of World	82,680	74,542

Total peripheral blood clot therapy net sales	2,328,093	2,749,874

Onyx
United States	25,700	582,835
Europe	752,196	886,094
Rest of World	148,540	114,800

Total Onyx net sales	926,436	1,583,729

Micro catheter and access
United States	509,049	1,902,806
Europe	1,138,461	1,639,451
Rest of World	633,479	795,417

Total micro catheter and access product net sales	2,280,989	4,337,674

Other
United States	147,264	92,232
Europe	38	—
Rest of World	105	—

Total other net sales	147,407	92,232

Total net sales	$5,682,925	$8,763,509

On August 12, 1998, the Company entered into a ten-year distribution agreement with Abbott that provided Abbott with exclusive rights to distribute the Company’s peripheral blood clot therapy products in the U.S. and Canada. Upon shipment of product by the Company to Abbott, the Company received an initial purchase price payment from Abbott, as provided in the agreement. Abbott provided additional purchase price payments to the Company based upon, and calculated as a percentage of, Abbott’s net sales, as defined in the agreement. The Company recognized as sales the initial purchase price upon shipment of product to Abbott. The Company recognized the additional purchase price upon Abbott’s reporting of sales to its customers.

On June 28, 2000, the Company and Abbott entered into a new distribution agreement, having a term through December 31, 2008 and superceding the previously existing distribution agreement described above. Under the new agreement, the Company has certain responsibilities for marketing and promotion of the Company’s peripheral blood clot therapy products in the United States and Canada.

As in the prior distribution agreement, the new agreement provides for the Company to receive the initial purchase price upon shipment of product by the Company to Abbott, and the additional purchase price based upon, and calculated as a percentage of, Abbott’s net sales, as defined in the new agreement. The Company recognizes as sales the initial purchase price upon shipment of product to Abbott, and the additional purchase price upon Abbott’s reporting of sales to its customers. Such additional purchase price payments amounted to $556,677 in 2000 and $1,292,917 in 2001.

The new agreement also provided for (a) an increase, relative to the provisions of the prior agreement, in the maximum initial purchase price the Company may receive, effective for purchases of product made by Abbott from the Company commencing January 1, 2000, (b) increases, relative to the provisions of the prior agreement, in the percentage underlying the calculation of the additional purchase price, effective as of the date of the new agreement, with additional scheduled increases in this percentage effective January 1, 2001 and 2002, after which the percentage remains constant for the remaining term of the new agreement, (c) the non-refundable prepayment by Abbott of such additional purchase price in 2000 in the aggregate amount of $700,000, and (d) further increases in the percentage underlying the calculation of the additional purchase price in the event net sales exceed defined levels. As of the effective date of the new agreement, the Company recorded as deferred revenue (i) increases in the initial purchase price for product purchases made by Abbott prior to the effective date of the new agreement, and (ii) the $700,000 prepaid additional purchase price. Amortization of such deferred revenue into income commenced as of the effective date of the agreement and continued through 2001, so as to result in a constant percentage underlying the calculation of the additional purchase price over the term of the new agreement, and amounted to $569,651 in 2000 and $174,996 in 2001.

The increase in peripheral blood clot therapy sales from the year ended December 31, 2000 to 2001 resulted primarily from the change in the terms in the new agreement with Abbott, described above.

The increase from the year ended December 31, 2000 to 2001 in Onyx sales in the United States are attributable to the commencement of the use of Onyx for treating brain aneurysm and AVM cases as part of the Company’s pivotal clinical trials for each such Onyx application, both of which commenced in the second quarter of 2001. The increase in Onyx sales in Europe from the year ended December 31, 2000 to 2001 reflected an increase of approximately $195,000 from sales of Onyx for use in treating brain aneurysm cases as part of the Company’s CAMEO Registry, net of a decrease of approximately $65,000 in sales of Onyx for use in treating AVMs due, the Company believes, to the adverse effect of the termination of the Company’s distribution agreement with Guidant on marketing and sales activities in the fourth quarter of 2001. Changes between periods in 2000 and 2001 for sales of Onyx in the rest of the world were not material.

The increase in sales of micro catheter and access products in the United States during the year ended December 31, 2001, relative to 2000, results primarily from the re-establishment, in the third quarter of 2000, of the Company’s direct sales force in the United States. The increase in sales of micro catheter and access products in Europe during the year ended December 31, 2001, relative to 2000, is due to increased sales of such products both in connection with sales of Onyx, as discussed above, and for use in procedures not using Onyx. The increases in sales of micro catheter and access products in the rest of the world for the year ended September 30, 2001, relative to 2000, is due to the commencement of sales in Japan in 2001 of peripheral sizes of guidewires and micro catheters.

The Company believes that revenues from sales of Onyx, and micro catheters and access products will increase in 2002 based primarily on the factors discussed in the following two paragraphs.

On September 14, 2001, the Company and Guidant agreed to terminate their distribution agreement, effective December 31, 2001. Under the terms of the termination agreement, the Company agreed to repurchase certain of the Company’s products in Guidant’s possession on December 31, 2001, resulting in a deferral, during the period from September 14, 2001 through December 31, 2001, of revenue recognition with respect to such products. In addition, the Company believes that sales and marketing activities undertaken by Guidant, and average selling prices for the Company’s products sold by Guidant during the period from September 14, 2001 through December 31, 2001 may have been adversely impacted by the termination.

In January 2002, ev3 International commenced European marketing, distribution and sales solicitation activities with respect to the Company’s products, which activities included the commercial launch in Europe of Onyx for use in the treatment of brain aneurysms. As distinguished from the terms of the Company’s distribution agreement with Guidant, under which the Company sold products to Guidant and recognized revenues based on sales to Guidant in its capacity as a distributor, title to the Company’s products does not pass upon shipment of such products to ev3 International. Accordingly, upon the Company’s sale of products to end-users, the Company will be able to recognize revenue at the full amount of the sales price to the end-users.

Cost of sales for the year ended December 31, 2001 was $4,371,171, compared to $3,225,099 for 2000. As a percentage of sales, cost of sales decreased to 50% for the year ended December 31, 2001, from 57% for 2000. The dollar increase in cost of sales is due primarily to increased volume. The decrease in cost of sales as a percentage of sales reflects, in approximately equal amounts, the effects of the change in the Company’s distribution agreement with Abbott, which was implemented in June 2000, and an increase in the mix in 2001, relative to 2000, of sales of micro catheter and access products in the U.S., where sales are made directly by the Company to end-users.

The Company believes that cost of sales, as a percentage of sales, will continue to decrease in 2002 due to the effects of the change in European marketing arrangements from Guidant to ev3 International, and to anticipated volume increases in the United States of sales of micro catheter and access products, although there is no assurance that such volume increases will occur.

Research and development expenses, which include regulatory and clinical expenses, increased 33% from $7,546,224 for the year ended December 31, 2000 to $10,061,307 for 2001. The increase is attributable primarily to the Company’s increasing activities in product development, clinical trials and regulatory functions in connection with Onyx. The Company believes these factors will cause research and development expenses to continue to increase in 2002.

Selling, general and administrative expenses increased 40% from $6,409,390 for the year ended December 31, 2000 to $8,977,469 for 2001. This increase was due primarily to the re-establishment of the Company’s direct sales force in the United States, and the expansion of the Company’s marketing capabilities and activities worldwide, both of which commenced during the third quarter of 2000. The Company believes that selling, general and administrative expenses will continue to increase in 2002, due primarily to the effects of the terms of the sales representative agreement with ev3 International, under which the Company will be charged fees by ev3 International for its services.

Under the terms of the Company’s distribution agreement with Guidant, the Company’s termination of that agreement resulted in the payment, in February 2002, of a $3.6 million termination fee to Guidant, which was determined, pursuant to the terms of the distribution agreement, based upon a multiple of Guidant’s margin from net sales of the Company’s products from January 1, 2001 through December 31, 2001. In addition, the Company, in December 2001, notified distributors in four Scandinavian countries of the Company’s intent to terminate its distribution agreements with such distributors, effective in early 2002. The Company has agreed to terms of the termination with three of the Scandinavian distributors and is in discussion with the fourth distributor. The Company is also in discussion with Century regarding modification or termination of the currently existing distribution agreement. Included in operating expenses for the year ended December 31, 2001 is a $5.2 million accrual related to the termination fees in connection with those agreements for which terms have been finalized, and the Company’s estimate of amendment or termination costs that may be incurred based on the current status of discussions of the terms of termination or modification of the remaining distribution agreements discussed above.

Interest income for the year ended December 31, 2001 was $736,872, as compared to $786,118 for 2000, a decrease of 6%. This decrease is due to lower interest rates in 2001, relative to 2000.

Interest expense for the year ended December 31, 2001 was $798,935, as compared to $1,074,976 for 2000, a decrease of 26%. This decrease was due to the repayment, in September and October 2001, of notes payable to Century and Guidant, discussed further below.

Under the terms of subordinated note and credit agreements with each of Century and Guidant, the change in control of the Company resulting from the transaction with Micro Investment allowed Century and Guidant to accelerate the due dates of the Company’s notes payable to them and declare the notes to be immediately due and payable. The Company received such a notice of acceleration from Century and repaid the notes, aggregating $5 million and having an original due date of September 30, 2003, on October 9, 2001, thus constituting an early extinguishment of such debt. In connection with such early extinguishment of debt, the Company recognized an extraordinary loss for the year ended December 31, 2001, amounting to $443,203, representing the unamortized discount related to the notes at the date of debt extinguishment. The Company’s termination of its distribution agreement with Guidant also allowed Guidant to accelerate the due dates of the Company’s notes payable to Guidant and declare the notes to be due and payable as of the date of termination. Under the terms of the termination agreement, the Company and Guidant agreed to the Company’s repayment of the notes no later than September 30, 2001. The Company repaid the notes, aggregating $7 million and having an original due date of October 31, 2002, on September 21, 2001, thus constituting an early extinguishment of such debt. In connection with such early extinguishment of debt, the Company recognized an extraordinary loss for the year ended December 31, 2001, amounting to $273,177, representing the unamortized discount related to the notes at the date of debt extinguishment.

As a result of the items discussed above, the Company incurred a net loss of $20,630,855 for the year ended December 31, 2001, compared to $11,785,290 for 2000.

Comparison of Fiscal Years Ended December 31, 1999 and 2000

Following is information with respect to net sales for the years ended December 31,1999 and 2000:

	1999	2000

Peripheral blood clot therapy
United States	$2,540,231	$2,172,983
Europe	44,620	72,430
Rest of World	143,775	82,680

Total peripheral blood clot therapy net sales	2,728,626	2,328,093

Onyx
United States	13,605	25,700
Europe	134,334	752,196
Rest of World	26,420	148,540

Total Onyx net sales	174,359	926,436

Micro catheter, access and delivery
United States	488,875	509,049
Europe	333,874	1,138,461
Rest of World	288,875	633,479

Total micro catheter, access and delivery net sales	1,111,624	2,280,989

Other
United States	81,583	147,264
Europe	300	38
Rest of World	1,180	105

Total other net sales	83,063	147,407

Total net sales	$4,097,672	$5,682,925

On August 12, 1998, the Company entered into a ten-year distribution agreement with Abbott that provided Abbott with exclusive rights to distribute the Company’s peripheral blood clot therapy products in the U.S. and Canada. Upon shipment of product by the Company to Abbott, the Company received an initial purchase price payment from Abbott, as provided in the agreement. Abbott provided additional purchase price payments to the Company based upon, and calculated as a percentage of, Abbott’s net sales, as defined in the agreement. The Company recognized as sales the initial purchase price upon shipment of product to Abbott. The Company recognized the additional purchase price upon Abbott’s reporting of sales to its customers.

On June 28, 2000, the Company and Abbott entered into a new distribution agreement, having a term through December 31, 2008 and superceding the previously existing distribution agreement described above. Under the new agreement, the Company has certain responsibilities for marketing and promotion of the Company’s peripheral blood clot therapy products in the United States and Canada.

As in the prior distribution agreement, the new agreement provides for the Company to receive the initial purchase price upon shipment of product by the Company to Abbott, and the additional purchase price based upon, and calculated as a percentage of, Abbott’s net sales, as defined in the new agreement. The Company recognizes as sales the initial purchase price upon shipment of product to Abbott, and the additional purchase price upon Abbott’s reporting of sales to its customers. Such additional purchase price payments amounted to $708,586 in 1999 and $556,677 in 2000.

The new agreement also provides for (a) an increase, relative to the provisions of the prior agreement, in the maximum initial purchase price the Company may receive, effective for purchases of product made by Abbott from the Company commencing January 1, 2000, (b) increases, relative to the provisions of the prior agreement, in the percentage underlying the calculation of the additional purchase price, effective as of the date of the new agreement, with additional scheduled increases in this percentage to be effective January 1, 2001 and 2002, after which the percentage remains constant for the remaining term of the new agreement, (c) the non-refundable prepayment by Abbott of such additional purchase price in 2000 in the aggregate amount of $700,000, and (d) further increases in the percentage underlying the calculation of the additional purchase price in the event net sales exceed defined levels. As of the effective date of the new agreement, the Company recorded as deferred revenue (i) increases in the initial purchase price for product purchases made by Abbott prior to the effective date of the new agreement, and (ii) the $700,000 prepaid additional purchase price. Amortization of such deferred revenue into income commenced as of the effective date of the agreement and continued through 2001, so as to result in a constant percentage underlying the calculation of the additional purchase price over the term of the new agreement, and amounted to $569,651 in 2000.

The decrease in peripheral blood clot therapy sales from 1999 to 2000 resulted primarily from the effects of manufacturing issues, being addressed by Abbott, related to its thrombolytic drug, Abbokinase® (urokinase for injection), which began adversely affecting Abbott’s ability to supply Abbokinase to the blood clot therapy market subsequent to the second quarter 1999 and which have correspondingly adversely affected sales of the Company’s blood clot therapy products to Abbott, net of the effects of the changes arising from the new agreement with Abbott, described above. With respect to the increase in the additional purchase price to be paid by Abbott, as described above, it should be noted that the change in 2000 was effected primarily through the amortization of deferred revenue related to the $700,000 prepayment of the non-refundable additional purchase price.

In the third quarter of 1999, the Company obtained CE Mark approval to market Onyx for the treatment of brain AVMs in the European Union. Accordingly, sales of Onyx substantively commenced in the fourth quarter of 1999. In November 2000, the Company obtained CE Mark approval for the brain aneurysm application of Onyx. The Company commenced market training activities with respect to this application during the fourth quarter of 2000 as part of its Cerebral Aneurysm Multi-center European Onyx, or CAMEO, Registry. The objective of the CAMEO Registry was the accumulation of data on 100 brain aneurysm patients treated with Onyx, for use in subsequent marketing of Onyx in this application. The Company completed the CAMEO Registry in 2001.

The increases in sales of micro catheter, access and delivery products during 2000, relative to 1999, are due primarily to additional products that received regulatory marketing clearances worldwide during 1999 and to the sale of such products in connection with sales of Onyx, as discussed above.

Other sales in 1999 and 2000 were derived from manufacturing services performed by the Company for third parties and from sales of Onyx to licensees of the Onyx technology for non-vascular applications that are currently in feasibility and clinical trials.

Cost of sales for 2000 was $3,225,099, compared to $2,861,301 in 1999. As a percentage of sales, cost of sales decreased to 57% in 2000, from 70% in 1999. The dollar increase in cost of sales is due primarily to increased volume, and the decrease in cost of sales as a percentage of sales is due primarily to (a) a shift in the mix of product shipments during 2000 toward the Onyx and micro catheter, access and delivery product lines, which bear higher percentage margins relative to the Company’s peripheral blood clot therapy product line, and (b) the effects of the changes in the agreement with Abbott, described above.

Research and development expenses, including regulatory and clinical expenses, increased 1% from $7,458,679 in 1999 to $7,546,224 in 2000. The increase is attributable primarily to non-cash charges related to granting stock options to non-employee physicians who consult with the Company, and to the write-off of certain costs, originally capitalized as intellectual property costs, that were identified with projects no longer being pursued, net of the effects of strategic cash management initiatives implemented by the Company in the second half of 1999. Such expenses relate primarily to the Company’s continued efforts in the development of Onyx, associated clinical trials, market training and development of access and delivery products.

Selling, general and administrative expenses increased 22% from $5,250,251 in 1999 to $6,409,390 in 2000. This increase was due primarily to the benefit recognized in 1999 of two $500,000 non-refundable cash payments from Abbott to finance the cost of dedicating the Company’s sales force to the transition of distribution under its then-existing distribution agreement with Abbott. Without this benefit in 1999, selling, general and administrative expenses in 2000 would have been 3% higher than in 1999, due primarily to the expansion, in the third quarter of 2000, of the Company’s marketing and sales capabilities.

Interest income increased from $498,610 in 1999 to $786,118 in 2000. Approximately 40% of this increase was due to higher average cash balances in 2000 relative to 1999 arising from the Company’s receipt of $11.2 million in net proceeds from the completion of a private placement of 1.6 million shares of the Company’s common stock in March 2000. The remaining amount of the increase was due to favorable returns on invested cash in 2000, relative to 1999. Interest expense decreased from $2,831,311 in 1999 to $1,074,976 in 2000. This decrease was due primarily to the non-cash, non-recurring charge, amounting to $1,651,585, incurred in May 1999 related to the early conversion of two $5 million notes held by Abbott. The remainder of the decrease was due to the lower average debt balance in 2000 resulting from the aforementioned conversion of debt by Abbott.

As a result of the items discussed above, the Company incurred a net loss of $11,785,290 in 2000, compared to $13,830,069 in 1999.

Liquidity and Capital Resources

Since inception, the Company’s costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of approximately $73 million at December 31, 2001. To initially fund its operations, the Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million.

In November 1997, the Company received $5 million from Guidant under terms of a convertible subordinated note agreement. The note had an original due date of October 2002, unless accelerated for certain events defined in the note agreement, and was convertible, at any time, at Guidant’s option, into shares of the Company’s Common Stock at a conversion price of $10.25 per share. In April 1998, the Company achieved a milestone set forth in the agreement with Guidant, and elected, under the terms of the agreement, to have Guidant loan the Company $2 million and purchase from it $500,000 of the Company’s common stock at approximately $10.50 per share, the proceeds from which were received in May 1998.

Concurrent with the execution of the distribution agreement with Abbott in August 1998, the Company and Abbott entered into convertible subordinated note, credit and security agreements, under which Abbott provided the Company with (a) $5 million, in exchange for a five-year subordinated note, convertible at Abbott’s option into shares of the Company’s Common Stock at a conversion rate of $13.00 per share, and (b) a $5 million credit facility, available for one year from the date of the agreement and repayable five years from the date of the agreement, with amounts borrowed under the facility convertible over the five-year life of the underlying note at the Company’s option, subject to certain restrictions, into shares of the Company’s Common Stock at a conversion rate of $15.00 per share. In October 1998, the Company elected to borrow the entire $5 million under this facility, the proceeds of which were received in November 1998. Both notes had a stated interest rate of 5% per annum.

In April 1999, Abbott and the Company agreed to a modification, and, in May 1999, the parties consummated such modification, of the agreements described above. Under the terms of the modification, Abbott converted $4 million face value of the notes into shares of the Company’s Common Stock at a conversion rate equal to 125% of the average closing price of such stock for the five days ended April 30, 1999 (amounting to a conversion rate of $8.65 per share), and converted the remaining $6 million face value of such notes into shares of the Company’s common stock at a rate of $12 per share.

Concurrently in April 1999, Abbott and the Company entered into an agreement that provided the Company an option to require Abbott to purchase up to $3 million of the Company’s common stock at a price of $12 per share. In October 1999, the Company exercised such option for the entire $3 million of proceeds and, accordingly, issued 250,000 shares of its common stock to Abbott upon the Company’s receipt of the proceeds in November 1999.

In October 1998, under the terms of the then-existing distribution agreement, Abbott furnished the Company with a non-refundable $1 million marketing payment upon Abbott’s first commercial sale of product. For financial statement purposes, this payment is being amortized into income on a straight-line basis over the initial term of the agreement, which continues through 2008 and is considered to approximate the expected period of performance.

The distribution agreement required the Company to commit the resources of its sales representatives in the United States and Canada for the first six months of the agreement to the transition of the distribution function to Abbott. This six-month period ended on March 31, 1999. In April 1999 and August 1999, Abbott agreed to make additional quarterly $500,000 payments to the Company solely as consideration for the continued resource commitment of the Company’s sales representatives to the transition of distribution to Abbott during each of the quarters ended June 30, 1999 and September 30, 1999. The Company received these additional payments in July 1999 and November 1999.

Under the terms of the distribution agreement executed in August 1998, and a new distribution agreement entered into in June 2000 that superseded the previously-existing agreement, the Company receives an initial purchase price payment from Abbott upon shipment of product from the Company to Abbott. The Company receives additional purchase price payments based upon Abbott’s net sales, as defined in the agreement.

Concurrent with the execution of the distribution agreement with Century in September 1998, the Company and Century entered into convertible subordinated note and credit agreements, under which Century provided the Company with (a) $3 million, in exchange for a subordinated note, having an original due date in September 2003, unless accelerated for certain events defined in the note agreement, and convertible at the Company’s option, subject to certain restrictions, into shares of the Company’s common stock at a conversion rate of $15.00 per share, and (b) a $2 million credit facility. The availability of the credit facility commenced in April 1999, upon the Company obtaining its first CE Mark in Europe for an Onyx-related application. In September 1999, the Company borrowed the entire $2 million available under the credit facility in exchange for a note which was repayable five years from the date of the agreement and was convertible over the five-year life of the note at the Company’s option, subject to certain restrictions, into shares of the Company’s Common Stock at a conversion rate of approximately $16.35. Both notes had a stated interest rate of 5% per annum.

Under the terms of the distribution agreement with Century, the Company received from Century a $500,000 advance payment on September 30, 1998, which amount was applied against Century’s purchase orders for the Company’s products. By November 2000 such advance payment had been fully applied against purchases. Upon achievement of the first regulatory approval in Japan for an application of Onyx, Century, under the terms of the distribution agreement, is required to make a $1 million advance payment to the Company, which amount is to be applied against Century’s first future purchase orders for Onyx-related product.

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

On May 25, 2001, the Company entered into the securities purchase agreement with Micro Investment under which Micro Investment invested $56 million in exchange for newly issued shares of the Company’s common stock. The transaction consisted of a two-stage private placement. The first stage involved the sale of 1,986,615 shares of the Company’s common stock at a price of $3.75 per share, of which 1,828,679 shares were sold to Micro Investment on May 31, 2001, and 157,936 shares were sold to Micro Investment on June 19, 2001 (upon waiver of certain of the Company’s stockholders of their existing preemptive rights), resulting in proceeds to the Company of approximately $7.5 million before transaction costs. The second stage, which closed on July 26, 2001, involved the sale to Micro Investment of 8,119,533 shares of the Company’s common stock at a price of $6.00 per share, resulting in additional proceeds to the Company of approximately $48.7 million, before transaction costs. Upon the closing of the second stage, Micro Investment owned 50.24% of the outstanding shares of the Company’s common stock, resulting in a change in control of the Company. Stockholder approval of the second stage was required under the Marketplace Rules of the Nasdaq Stock Market. The Company received the necessary vote of stockholders approving the second stage at a special meeting held July 26, 2001.

Under the terms of the subordinated note and credit agreements with Century and Guidant, described above, the change in control of the Company resulting from the transaction with Micro Investment allowed Century and Guidant to accelerate the due dates of the Company’s notes payable to them and declare the notes to be immediately due and payable. The Company received a notice of acceleration from Century, and repaid the notes, aggregating $5 million, on October 9, 2001.

On September 14, 2001, the Company and Guidant signed a termination agreement with respect to their November 1997 distribution agreement. Under the terms of the termination agreement, the distribution agreement and Guidant’s European distributorship of the Company’s products terminated on December 31, 2001. Under the terms of the convertible subordinated note and credit agreements between the Company and Guidant, termination of the distribution agreement allowed Guidant to accelerate the due dates of the Company’s notes payable to Guidant and declare the notes to be due and payable as of the date of termination. Moreover, as discussed above, the transaction with Micro Investment allowed Guidant to declare the notes immediately due and payable. Under the terms of the termination agreement, the Company and Guidant agreed to the Company’s repayment of the notes no later than September 30, 2001. The Company repaid the notes, aggregating $7 million, on September 21, 2001.

Under the terms of the termination agreement, the Company repurchased, from Guidant inventory on-hand at December 31, 2001, and at Guidant’s original purchase price, the Company’s products purchased by Guidant from the Company from September 14, 2001 through December 31, 2001, amounting to approximately $150,000, and additional Guidant inventory of the Company’s products on-hand at December 31, 2001 at Guidant’s original purchase price, amounting to approximately $30,000.

Under the terms of the Company’s distribution agreement with Guidant, the Company’s termination of that agreement resulted in the payment, in February 2002, of a $3.6 million termination fee to Guidant, which was determined, pursuant to the terms of the distribution agreement, based upon a multiple of Guidant’s margin from net sales of the Company’s products from January 1, 2001 through December 31, 2001. In addition, the Company, in December 2001, notified distributors in four Scandinavian countries of the Company’s intent to terminate its distribution agreements with such distributors, effective early in 2002. The Company has agreed to terms of the termination with three of the Scandinavian distributors and is in discussion with the fourth distributor. The Company is also in discussion with Century regarding modification or termination of the currently existing distribution agreement. Included in the Company’s consolidated financial statements for the year ended December 31, 2001 is a $5.2 million accrual related to the termination fees in connection with those agreements for which terms have been finalized, and the Company’s estimate of modification and termination costs that may be incurred based on the current status of discussions of the terms of termination or modification of the remaining distribution agreements discussed above.

As of December 31, 2001, the Company had cash and cash equivalents of $37.0 million. Cash used in the Company’s operations for the year ended December 31, 2001 was $13.1 million, reflecting primarily the loss from operations and an increase in inventories, net of an increase in the aggregate of accounts payable, accrued liabilities, and accrued salaries and benefits. Cash used by investing activities for the year ended December 31, 2001 was $1.0 million and primarily reflected expenditures for property and equipment and intellectual property. While continued investments will be made for property and equipment and for intellectual property, the Company has no significant capital commitments as of December 31, 2001. Cash provided by financing activities for the year ended December 31, 2001 was $41.3 million, primarily consisting of the proceeds from the transaction with Micro Investment, net of related transaction costs and repayments by the Company of the notes payable to Guidant and Century.

The Company believes that current resources will be sufficient to fund its operations until such time as the Company is able to generate positive cash flows through operations, which the Company anticipates will commence in mid-2003. However, the Company’s future liquidity and capital requirements will be influenced by numerous factors, including results under the distribution agreements with Abbott and Century, the sales representative agreement with ev3 International, and similar future agreements, should any be entered into. In this respect, the Company’s distribution agreements with Abbott and Century give the Company the ability to terminate each of these agreements upon the payment of a fee following a change in control of the Company such as occurred as a result of the transaction with Micro Investment, and is in discussions with Century regarding modification or termination of their distribution agreement. The Company currently is evaluating its available alternatives with respect to these agreements. In addition, commencing June 30, 2002, the Company may have the ability to terminate its distribution agreement with Abbott, should Abbott fail to perform in conformity with certain provisions of the distribution agreement. Termination by the Company under these provisions would also require the payment of a termination fee. Termination by the Company of any of these distribution arrangements would also require expenditures to establish a replacement distribution system. Additional factors which could influence the Company’s future liquidity and capital requirements include progress of the Company’s clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, the resources the Company devotes to developing, manufacturing and marketing its products and the demands created by its operational and development programs.

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, requires that long-lived assets that are to be disposed by sale be measured at the lower of book value or fair value less cost to sell and expands the scope of discontinued operations to include all components of an entity with operations that (a) can be distinguished from the rest of the entity and (b) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001 and is therefore effective for the Company beginning with its fiscal quarter ending March 31, 2002. The Company is currently evaluating the impact of the adoption of SFAS No. 144 on its consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company required by this Item begin on Page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required hereunder is incorporated by reference from the information contained in the sections entitled “Directors,” “Other Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of the Stockholders to be held on May 23, 2002 to be filed with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the information contained in the sections entitled “Compensation of Executive Officers,” “Option Matters,” “Employment and Severance Agreements” and “Directors Fees” in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of the Stockholders to be held on May 23, 2002 to be filed with the Securities and Exchange Commission.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required hereunder is incorporated by reference from the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of the Stockholders to be held on May 23, 2002 to be filed with the Securities and Exchange Commission.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required hereunder is incorporated by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of the Stockholders to be held on May 23, 2002 to be filed with the Securities and Exchange Commission.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-KSB:

(a)	Exhibits:
See Index to Exhibits on Page 41 of this Annual Report on Form 10-KSB.
(b)	Reports on Form 8-K:
The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report, and none were required.

Index to Exhibits

Exhibit
Number
Description of Document

2.1	Agreement and Plan of Merger between Micro Therapeutics, Inc., a Delaware corporation and Micro Therapeutics, Inc., a California corporation, effective November 6, 1996. (1)
3.1.1	Amended and Restated Certificate of Incorporation of Micro Therapeutics, as currently in effect. (Incorporated by reference to Exhibit 3.1.1 of Micro Therapeutics’ Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, as filed with the Securities and Exchange Commission on July 14, 2001)

3.2.1	Bylaws of Micro Therapeutics, as currently in effect. (Incorporated by reference to Exhibit 3.2.1 of Micro Therapeutics’ Registration Statement on Form S-3, No. 333-68554, as filed with the Securities and Exchange Commission on August 8, 2001)

10.1	Form of Directors’ and Officers’ Indemnification Agreement. (1)
10.2	License Agreement dated June 1, 1993 between Micro Therapeutics and Andrew Cragg. (1)
10.3	Consulting Agreement dated October 1, 1996 between Micro Therapeutics and Andrew Cragg. (1)
10.4	Industrial Real Estate Lease dated June 10, 1998 between Micro Therapeutics and New Goodyear, LTD., a California Limited Partnership. (Incorporated by reference to Exhibit 10.4 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1999)

10.5	Amended and Restated Investors Rights Agreement dated February 9, 1995, among Micro Therapeutics, the Investors named therein and the Common Holders named therein, as amended on May 17, 1996 and June 27, 1996. (1)

10.6	1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan. (1), (2)
10.7	1996 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 4.1 of Micro Therapeutics’ Registration Statement on Form S-8, No. 333-64348, as filed with the Securities and Exchange Commission on July 2, 2001), (2)

10.8	Employee Stock Purchase Plan, as amended. (1), (2)
10.9	Equipment Leasing Line of Credit dated December 20, 1995 between Micro Therapeutics and ComDisco Ventures, as amended on May 21, 1996. (1)
10.10	Convertible Subordinated Note Agreement dated November 17, 1997, between Micro Therapeutics and Guidant Corporation. (Incorporated by reference to Exhibit 10.11 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1998)

10.11	Distribution Agreement dated November 17, 1997, between Micro Therapeutics and Guidant Corporation. (Incorporated by reference to Exhibit 10.12 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1998), (3)

10.12	First Amendment to Distribution Agreement dated August 17, 1998 between Micro Therapeutics and Guidant Corporation. (Incorporated by reference to Exhibit 10.12 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1999)

10.13	Second Amendment to Distribution Agreement dated July 23, 1999 between Micro Therapeutics and Guidant Corporation. (Incorporated by reference to Exhibit 10.6 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on August 12, 1999)

10.14	Amendment to Convertible Subordinated Note Agreement and Credit Agreement dated May 21, 1999 between Micro Therapeutics and Abbott. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on June 2, 1999)

10.15	Termination of Credit Agreement and Security Agreement dated May 21, 1999 between Micro Therapeutics and Abbott. (Incorporated by reference to Exhibit 10.2 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on June 2, 1999)

10.16	Notice of Conversion of First Note, dated May 21, 1999, executed by Abbott. (Incorporated by reference to Exhibit 10.3 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on June 2, 1999)

10.17	Notice of Conversion of Second Note, dated May 21, 1999, executed by Micro Therapeutics. (Incorporated by reference to Exhibit 10.4 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on June 2, 1999)

10.18	Put Option Agreement, dated October 26, 1999 between Micro Therapeutics and Abbott. (Incorporated by reference to Exhibit 10.24 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 30, 2000)

10.19	Convertible Subordinated Note Agreement dated September 23, 1998, between Micro Therapeutics and Century Medical, Inc. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on November 3, 1998)

10.20	5% Convertible Note dated September 30, 1998, between Micro Therapeutics and Century Medical, Inc. (Incorporated by reference to Exhibit 10.2 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on November 3, 1998)

10.21	Distribution Agreement dated September 23, 1998, between Micro Therapeutics and Century Medical, Inc. (Incorporated by reference to Exhibit 10.3 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on November 3, 1998) (3)

10.22	Credit Agreement dated September 23, 1998, between Micro Therapeutics and Century Medical, Inc. (Incorporated by reference to Exhibit 10.4 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on November 3, 1998)

10.23	Stockholder Rights Plan. (Incorporated by reference to Exhibit 1 of Micro Therapeutics’ Form 8-A/12G, as filed with the Securities and Exchange Commission on June 3, 1999)
10.24	Securities Purchase Agreement dated March 10, 2000 between Micro Therapeutics and Pequot Capital Equity Fund II LP, Framlington Health, Bridge & Co. and Munder Health. (Incorporated by reference to Exhibit 10.30 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 30, 2000)

10.25	Registration Rights Agreement dated March 10, 2000 between Micro Therapeutics and Pequot Capital Equity Fund II LP, Framlington Health, Bridge & Co. and Munder Health. (Incorporated by reference to Exhibit 10.31 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 30, 2000)

10.26	Agreement dated June 28, 2000 between Micro Therapeutics and Abbott Laboratories (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on August 11, 2000) (3)

10.27	Securities Purchase Agreement, dated as May 25, 2001, by and between Micro Therapeutics and Micro Investment, LLC. (Incorporated by reference to Exhibit 2.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2001)

10.28	Termination Agreement, dated as of September 14, 2001, by and between Micro Therapeutics and Guidant Corporation. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2001)

10.29	Sales Representative Agreement, dated as of November 16, 2001, by and between Micro Therapeutics and ev3 International, Inc. (formerly Vertomed International, Incorporated)
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (see signature page S-1).
(1)	Incorporated by reference to the same numbered exhibit of the Company’s Registration Statement on Form SB-2, No. 333-17345.
(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Micro Therapeutics pursuant to item 13(a) of Form 10-KSB.
(3)	Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to Micro Therapeutics’ application requesting confidential treatment under Rule 406 of the Securities Act of 1933.

MICRO THERAPEUTICS, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Micro Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Micro Therapeutics, Inc. and its subsidiary at December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Orange County, California
February 8, 2002

MICRO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2001

A S S E T S:

Current assets:
Cash and cash equivalents	$36,974,206
Accounts receivable, net of allowance for doubtful accounts of $57,169	1,087,181
Inventories, net	2,550,065
Prepaid expenses and other current assets	411,142

Total current assets	41,022,594
Property and equipment, net	1,589,181
Patents and licenses, net of accumulated amortization of $432,291	1,817,253
Other assets	42,110

Total assets	$44,471,138

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$938,201
Accrued salaries and benefits	1,107,293
Accrued liabilities	5,584,564
Deferred revenue	100,005

Total current liabilities	7,730,063
Deferred revenue	575,002

Total liabilities	8,305,065

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $0.001 par value, 35,000,000 shares authorized; 20,193,938 shares issued and outstanding	20,194
Additional paid-in capital	109,763,742
Stockholder notes receivable	(384,575)
Accumulated deficit	(73,233,288)

Total stockholders’ equity	36,166,073

Total liabilities and stockholders’ equity	$44,471,138

The accompanying notes are an integral part of these consolidated financial statements.

MICRO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2000 and 2001

	2000	2001

Net sales	$5,682,925	$8,763,509
Cost of sales	3,225,099	4,371,171

Gross margin	2,457,826	4,392,338

Costs and expenses:
Research and development	5,433,281	6,522,004
Clinical and regulatory	2,112,943	3,539,303
Marketing and sales	3,832,345	5,446,681
General and administrative	2,577,045	3,530,788
Distribution amendment and termination	—	5,206,000

Total costs and expenses	13,955,614	24,244,776

Loss from operations	(11,497,788)	(19,852,438)

Other income (expense):
Interest income	786,118	736,872
Interest expense	(1,074,976)	(798,935)
Other income, net	2,156	826

	(286,702)	(61,237)

Loss before provision for income taxes and extraordinary item	(11,784,490)	(19,913,675)
Provision for income taxes	800	800

Loss before extraordinary item	(11,785,290)	(19,914,475)
Extraordinary loss on early extinguishment of debt		(716,380)

Net loss	($11,785,290)	(20,630,855)

Per share data (basic and diluted):
Loss before extraordinary item	($1.22)	($1.35)
Extraordinary loss on early extinguishment of debt	—	(0.05)

Net loss	($1.22)	($1.40)

Weighted average shares outstanding	9,628,494	14,702,320

The accompanying notes are an integral part of these consolidated financial statements.

MICRO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2000 and 2001

	Common Stock		Additional Paid-In
	Shares	Amount	Capital

Balances at January 1, 2000	8,229,575	$8,230	$43,765,699
Common stock issued for cash, net of costs of $726,357	1,600,000	1,600	11,208,043
Common stock issued under employee stock purchase plan	42,550	42	176,286
Exercise of stock options	108,112	108	532,047
Compensation related to stock option grants	—	—	413,458
Net loss	—	—

Balances at December 31, 2000	9,980,237	9,980	56,095,533
Common stock issued for cash, net of costs of $3,315,423	10,106,148	10,106	52,841,475
Common stock issued under employee stock purchase plan	49,299	49	204,060
Exercise of stock options	58,254	59	271,767
Compensation related to stock option grants			350,907
Net loss	—	—

Balances at December 31, 2001	20,193,938	$20,194	$109,763,742

	Stockholder
	Notes	Accumulated	Total Stockholders'
	Receivable	Deficit	Equity

Balances at January 1, 2000	($322,590)	($40,817,143)	$2,634,196
Common stock issued for cash, net of costs of $726,357			11,209,643
Common stock issued under employee stock purchase plan			176,328
Exercise of stock options			532,155
Loans to stockholders	(61,985)		(61,985)
Compensation related to stock option grants			413,458
Net loss		(11,785,290)	(11,785,290)

Balances at December 31, 2000	(384,575)	(52,602,433)	3,118,505
Common stock issued for cash, net of costs of $3,315,423			52,851,581
Common stock issued under employee stock purchase plan			204,109
Exercise of stock options			271,826
Compensation related to stock option grants			350,907
Net loss		(20,630,855)	(20,630,855)

Balances at December 31, 2001	($384,575)	($73,233,288)	$36,166,073

The accompanying notes are an integral part of these consolidated financial statements.

MICRO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000 and 2001

	2000	2001

Cash flows from operating activities:
Net loss	($11,785,290)	($20,630,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Extraordinary loss on early extinguishment of debt		716,380
Depreciation and amortization	850,518	992,875
Amortization of note payable discounts	372,187	303,815
Write down of patent costs	262,119	188,380
Compensation related to common stock option grants	413,458	350,907
Gain on sale of equipment	(2,156)	(816)
Change in operating assets and liabilities:
Accounts receivable	(342,459)	(59,704)
Inventories	(527,710)	(822,832)
Prepaid expenses and other assets	86,160	(16,403)
Accounts payable	(51,568)	564,583
Accrued salaries and benefits	458,666	361,100
Accrued liabilities	21,348	5,180,449
Deferred revenue	(167,228)	(274,996)

Net cash used in operating activities	(10,411,955)	(13,147,117)

Cash flows from investing activities:
Additions to property and equipment	(496,947)	(491,830)
Additions to patents and licenses	(523,686)	(558,231)
Sale of equipment	8,117	2,000
Loans to stockholders	(244,655)

Net cash used in investing activities	(1,257,171)	(1,048,061)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	176,328	204,109
Proceeds from exercise of stock options	532,155	271,826
Proceeds from issuance of common stock, net of issuance costs	11,209,643	52,851,581
Repayments of long term debt		(12,000,000)
Repayments on equipment line of credit	(42,605)	(30,693)

Net cash provided by financing activities	11,875,521	41,296,823

Net increase in cash and cash equivalents	206,395	27,101,645
Cash and cash equivalents at beginning of year	9,666,166	9,872,561

Cash and cash equivalents at end of period	$9,872,561	$36,974,206

Supplemental cash flow disclosures:
Cash paid during the year for interest	$635,000	$798,935
Cash paid during the year for income taxes	$800	$800
Supplemental schedule of noncash activities:
Reclassification of stockholder notes receivable to other current assets	$79,920
Settlement of stockholder notes receivable in lieu of bonus payment for earned services	$102,750

The accompanying notes are an integral part of these consolidated financial statements.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company:
Micro Therapeutics, Inc. (“MTI” or the “Company”) was incorporated on June 11, 1993 in California and was reincorporated in Delaware in November 1996 to develop, manufacture and market minimally invasive medical devices for diagnosis and treatment of neuro and peripheral vascular diseases.

2.	Summary of Significant Accounting Policies:
Principles of Consolidation:
The accompanying consolidated financial statements include the accounts of Micro Therapeutics, Inc. and its wholly-owned subsidiary, Micro Therapeutics International, Inc. (collectively, the “Company”), which was incorporated on June 30, 2000 for the purpose of carrying out certain of the Company’s international activities. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents:
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates market value.

Accounts Receivable:
The Company periodically evaluates the collectibility of its receivables based upon various factors including the financial condition and payment history of major customers, an overall review of collection experience on other accounts and economic factors or events expected to affect the Company’s future collection experience.

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

The Company continually monitors events and changes in circumstances that could indicate the carrying balances of its property and equipment may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

Revenue Recognition:
Product sales and related cost of sales are recognized upon the shipment of product to customers, some of which are distributors (Note 12), provided the Company has received a purchase order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured and not contingent on subsequent resale, returns are reasonably estimable and there are no remaining obligations. The terms of all product sales are FOB shipping point.

Certain of the Company’s agreements with distributors of its products provide for additional payments to the Company based on sales of the Company’s product by the distributor. Such additional payments are recognized as revenue by the Company upon the sale of the related product by the distributor.

The Company terminated certain of its distribution agreements in 2001, and, under the terms of the related termination agreements, agreed to repurchase certain amounts of inventory from the distributors upon expiration of such agreements. Revenues related to shipments to such distributors of products subject to inventory repurchase commitments are recognized upon the distributors’ sale of such inventory to end-users.

Non-refundable fees received from distributors upon entering into multi-year distribution agreements, where there is no culmination of a separate earnings process, are deferred and amortized over the term of the distribution agreement or the expected period of performance, whichever is longer.

The Company’s products are generally under warranty against defects in material and workmanship for a period of one year. The Company provides for the estimated future return of inventory and the estimated costs of warranty at the time of sale based on historical experience. Actual results have been within management’s expectations.

Shipping and Handling Costs
All shipping and handling costs are expensed as incurred and recorded as a component of sales and marketing in the consolidated statement of operations. Such expenses for the years ended December 31, 2000 and 2001 were not material to the consolidated financial statements.

Research and Development Costs
Research and development costs are charged to expense as incurred.
Advertising Costs
All advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2000 and 2001 were approximately $217,000 and $456,000, respectively

Use of Estimates:
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

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. The carrying amounts of the Company’s financial instruments at December 31, 2001 approximate their respective fair values.

Income Taxes:
The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Net Loss Per Share:
Net loss per share is calculated under the provisions of SFAS No. 128, “Earnings per Share,” by dividing net loss by the weighted average number of common shares issued and outstanding during the period. Potential common shares, represented by options and convertible debt, have been excluded from the calculations due to their anti-dilutive effect. Basic and diluted loss per share are the same for the periods presented.

Stock-Based Compensation:
As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock-based compensation arrangements pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provision of SFAS No. 123. Under APB Opinion No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock (i.e., the intrinsic value method). SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic value method provided by APB Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Segment Information:
The Company discloses segment information under the “management approach” required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products, geographic areas and major customers.

Based on the evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment, in which it develops, manufactures and markets minimally invasive medical devices for diagnosis and treatment of neuro and peripheral vascular diseases. The Company operates in three geographical areas, the United States, Europe and the rest of the world. Revenues are attributed to the country in which the Company’s customer is located. During the years ended December 31, 2000 and 2001, there were no material assets or revenues from any individual foreign country.

Recently issued accounting standards:
In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long- lived assets. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, requires that long-lived assets that are to be disposed by sale be measured at the lower of book value or fair value less cost to sell and expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the on-going operations of the entity in a disposal transaction. SFAS No 144 is effective for all fiscal years beginning after December 15, 2001 and is therefore effective for the Company beginning with its fiscal quarter ending March 31, 2002. The Company is currently evaluating the impact of the adoption of SFAS No. 144 on its consolidated financial statements.

3.	Cash and Cash Equivalents:

Cash and cash equivalents at December 31, 2001 consist of the following:
Cash	$588,413
Cash equivalents	36,385,793

$36,974,206

Cash equivalents consist of deposits in a money market account.

4.	Inventories:

Inventories at December 31, 2001 consist of the following:

Raw materials and work-in-process	$1,428,015
Finished goods	1,309,172

2,737,187
Reserve for obsolescence	(187,122)

$2,550,065

5.	Property and Equipment: Property and equipment at December 31, 2001 consist of the following:

Machinery and equipment	$1,139,551
Tooling	307,166
Leasehold improvements	1,263,769
Furniture and fixtures	1,632,426
Construction-in-progress	48,571

4,391,483
Less, Accumulated depreciation and amortization	(2,802,302)

$1,589,181

Depreciation and amortization expense for property and equipment for the years ended December 31, 2000 and 2001 was $729,702 and $839,198, respectively

6.	Notes Payable:
In November 1997, the Company and Guidant Corporation (“Guidant”) entered into a convertible subordinated note agreement under which the Company borrowed $5 million. The principal amount of the note was to have been due in October 2002, and was convertible, at any time, at Guidant’s option, into shares of the Company’s Common Stock at a conversion price of $10.25 per share. The note had a stated interest rate of 5% per annum, which the Company determined was lower than interest rates typically associated with similar debt instruments. Accordingly, the Company recorded a discount on the note of $974,328 upon execution of the agreement, resulting in an imputed interest rate over the term of the note of 10%.

In April 1998, the Company achieved a milestone set forth in the agreement and elected, under the terms of the agreement, to have Guidant loan the Company $2 million and purchase $500,000 of the Company’s Common Stock at approximately $10.50 per share. The proceeds were received in May 1998. The loan was to have been due in October 2002 and bears an interest rate of 8% per annum.

In September 1998, the Company and Century Medical, Inc. (“Century”) entered into convertible subordinated note and credit agreements, under which Century provided the Company with (a) $3 million, in exchange for a subordinated note, due September 2003, convertible at the Company’s option, subject to certain restrictions, into shares of the Company’s Common Stock at a conversion rate of $15.00 per share, and (b) a $2 million credit facility. The availability of the facility commenced in April 1999, upon the Company obtaining its first CE Mark in Europe for an Onyx™-related application. In September 1999 the Company borrowed the entire $2 million available under the credit facility in exchange for a note (the “Credit Facility Note”) which was to have been repayable five years from the date of the agreement and was convertible over the four-year life of the Credit Facility Note at the Company’s option, subject to certain restrictions, into shares of the Company’s Common Stock at a conversion rate of approximately $16.35 per share. Both notes had a stated interest rate of 5% per annum, which the Company determined was lower than interest rates typically associated with similar debt instruments. Accordingly, the Company recorded discounts aggregating $910,982 upon execution of the note agreements, resulting in an imputed interest rate over the term of both notes of 10%.

On May 25, 2001, the Company entered into a securities purchase agreement with Micro Investment, LLC (“Micro Investment”) as described in Note 8. Under the terms of the note agreements with each of Guidant and Century as described above, the change in control of the Company resulting from the transaction with Micro Investment allowed Century and Guidant to accelerate the due dates of the Company’s notes payable to them and declare the notes to be immediately due and payable. The Company received such a notice of acceleration from Century and repaid the notes on October 9, 2001, thus constituting an early extinguishment of such debt.

The Company did not receive a notice of acceleration from Guidant. However, on September 14, 2001, the Company and Guidant signed a termination agreement with respect to their distribution agreement, as further discussed in Note 12. Under the terms of the note agreements described above, termination of the distribution agreement also allowed Guidant to accelerate the due dates of the notes and declare the notes to be due and payable as of the date of termination. Under the terms of the termination agreement, the Company and Guidant agreed to the Company’s repayment of the notes no later than September 30, 2001. The Company repaid the notes on September 21, 2001, thus constituting an early extinguishment of such debt.

The accompanying consolidated financial statements include an extraordinary loss, amounting to $716,380, representing the aggregate unamortized discounts related to the convertible notes payable to Guidant and Century at their respective dates of debt extinguishment.

7.	Preferred Stock:
The Company’s Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences and privileges without stockholder approval. At December 31, 2001, no shares of Preferred Stock were issued or outstanding.

8.	Common Stock:
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

On May 25, 2001, the Company entered into a securities purchase agreement with Micro Investment, a Delaware limited liability company managed by Warburg, Pincus Equity Partners, L.P.
Under the securities purchase agreement, Micro Investment invested $56 million in exchange for newly- issued shares of the Company’s Common Stock. The transaction consisted of a two-stage private placement. The first stage involved the sale of 1,986,615 shares of the Company’s Common Stock at a price of $3.75 per share, of which 1,828,679 shares were sold to Micro Investment on May 31, 2001, and 157,936 shares were sold to Micro Investment on June 19, 2001 (upon waiver of certain stockholders of their existing preemptive rights), resulting in proceeds to the Company of approximately $7.5 million before transaction costs. The second stage, which closed on July 26, 2001, involved the sale to Micro Investment of 8,119,533 shares of the Company’s Common Stock at a price of $6.00 per share, resulting in additional proceeds to the Company of approximately $48.7 million, before transaction costs.

Upon the closing of the second stage, Micro Investment owned 50.24% of the outstanding shares of the Company’s Common Stock, resulting in a change in control of the Company. As a result, stockholder approval of the second stage was required under the Marketplace Rules of the Nasdaq Stock Market. The Company received the necessary vote of stockholders approving the second stage at a special meeting held on July 26, 2001.

The securities purchase agreement required the Company to prepare and file with the Securities and Exchange Commission, as soon as practicable after the closing date of the second stage, a registration statement for the purpose of registering under the Securities Act of 1933, as amended, all of the shares of the Company’s Common Stock that were sold to Micro Investment pursuant to the securities purchase agreement. The Company subsequently registered the shares within the specified time frame.

The securities purchase agreement provides that, for as long as Micro Investment owns at least 10% of the outstanding shares of the Company’s Common Stock, the Company’s Board of Directors shall not exceed seven members. In December 2001, the Company obtained a waiver from Micro Investment, which allowed the Company to expand the Board of Directors to eight members. The securities purchase agreement specifies, based on the percentage of outstanding shares of the Company’s Common Stock owned by Micro Investment, how many persons the Company shall nominate to its Board of Directors and use its best efforts to cause to be elected that have been designated by Micro Investment. So long as Micro Investment holds 30% of the outstanding shares of Common Stock of the Company, Micro Investment shall be entitled to designate a majority of the members of the Company’s Board of Directors. As of December 31, 2001, the Company’s Board of Directors comprised eight members, four of which were designees of Micro Investment.

The terms of the Company’s distribution agreements with Abbott Laboratories (“Abbott”), Guidant and Century give the Company the ability to terminate each of these agreements upon the payment of a fee following a change in control of the Company, such as occurred as a result of the transaction with Micro Investment. The Company elected to terminate its agreement with Guidant, as described in Note 12.

1993 Stock Option Plan:
The 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the “1993 Plan”) provides for the direct sale of shares and the grant of options to purchase shares of the Company’s Common Stock to employees, officers, consultants and directors.

The 1993 Plan includes incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”). The option price for the ISOs and NSOs shall not be less than the fair market value of the shares of the Company’s Common Stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of Common Stock on the grant date for any individual possessing more than 10% of the total outstanding Common Stock of the Company. The Board of Directors has the authority to determine the time or times at which options become exercisable, which generally occurs over a four-year period. Options expire within a period of not more than ten years from the date of grant. Options expire generally ninety days after termination of employment.

The 1993 Plan provides for the issuance of up to 650,000 shares of Common Stock. A summary of the option activity under the 1993 Plan is as follows:

				Weighted Average
				Per Share
	Incentive	Nonqualified	Total	Exercise Price

Balances at January 1, 2000	23,430	39,292	62,722	$3.36
Granted	12,882	112,118	125,000	$8.56
Exercised	(5,806)	(10,400)	(16,206)	$1.32
Canceled	(256)	—	(256)	$2.17

Balances at December 31, 2000	30,250	141,010	171,260	$7.39
Granted	1,168	20,051	21,219	$4.88
Exercised	(1,300)	—	(1,300)	$1.54
Canceled	(1,168)	(51)	(1,219)	$5.40

Balances at December 31, 2001	28,950	161,010	189,960	$7.12

Exercisable at December 31, 2000	19,005	60,226	79,231	$6.16

Exercisable at December 31, 2001	22,209	96,7051	18,914	$6.79

Additional information with respect to outstanding options as of December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable

		Weighted Average			Weighted Average
Range of Per Share		Per Share Exercise	Weighted Average		Per Share Exercise
Exercise Prices	Number of Options	Prices	Remaining Years	Number of Options	Prices

$.46	6,792	$.46	4.07	6,792	$.46
$1.54	3,218	$1.54	4.18	3,218	$1.54
$4.00 - $5.70	64,950	$5.07	6.71	42,167	$5.07
$6.81 - $9.97	115,000	$8.83	7.98	66,737	$8.78

	189,960			118,914

1996 Stock Incentive Plan:
The 1996 Stock Incentive Plan (the “1996 Plan”) provides for options to purchase shares of the Company’s Common Stock and restricted Common Stock grants. The 1996 Plan includes NSOs and ISOs and may include grants to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. In addition, the 1996 Plan, as amended, provides that each non-employee director of the Company be granted an option consisting of 16,000 shares of Common Stock, which option shall vest and become exercisable at the rate of 25% immediately and 25% on the anniversary of such director’s initial election during the three-year period following the grant date. Such directors shall also automatically be granted options for an additional 4,000 shares each year thereafter, subject to an aggregate stock ownership limitation of 1% of outstanding shares and options as defined in the 1996 Plan.

Options, other than those granted to the non-employee directors as described above or outside consultants, generally vest over a four-year period when granted. The 1996 Plan provides for the acceleration of vesting of granted options upon the occurrence of certain events, among them a change of control of the Company such as occurred pursuant to the transaction with Micro Investment. Accordingly, vesting was accelerated with respect to substantially all the options outstanding under the 1996 Plan and unvested at July 26, 2001. Options expire within a period of not more than ten years from the date of grant. Options expire generally 30 days after termination of employment.

The 1996 Plan provides for the issuance of up to 3,250,000 shares of Common Stock. A summary of the option activity under the 1996 Plan is as follows:

				Weighted Average
				Per Share
	Incentive	Nonqualified	Total	Exercise Price

Balances at January 1, 2000	941,063	334,787	1,275,850	$8.22
Granted	472,269	530,382	1,002,651	$5.58
Exercised	(88,162)	(3,744)	(91,906)	$5.56
Canceled	(192,491)	(39,864)	(232,355)	$8.09

Balances at December 31, 2000	1,132,679	821,561	1,954,240	$7.01
Granted	479,371	323,287	802,658	$5.35
Exercised	(39,166)	(17,788)	(56,954)	$5.17
Canceled	(102,415)	(25,035)	(127,450)	$7.44

Balances at December 31, 2001	1,470,469	1,102,025	2,572,494	$6.52

Exercisable at December 31, 2000	399,470	238,319	637,789	$8.09

Exercisable at December 31, 2001	804,235	1,282,620	2,086,855	$6.69

Additional information with respect to outstanding options as of December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable

		Weighted Average			Weighted Average
Range of Per Share		Per Share Exercise	Weighted Average		Per Share Exercise
Exercise Prices	Number of Options	Prices	Remaining Years	Number of Options	Prices

$4.00 - $5.99	1,296,405	$5.13	8.67	1,057,226	$5.04
$6.00 - $8.63	853,989	$6.78	8.30	607,529	$7.08
$9.13 - $11.00	422,100	$10.25	6.86	422,100	$10.25

	2,572,494			2,086,855

Non-Employee Stock-Based Compensation:
In 2000 and 2001, the Company recognized consulting expense, included in research and development expense in the accompanying consolidated statements of operations, of $413,458 and $350,907, respectively, relating to the fair value, as estimated using the Black-Scholes option pricing model, of options granted to consultants under the 1993 and 1996 Plans.

Employee Stock Purchase Plan:
The Employee Stock Purchase Plan (the “Purchase Plan”) covers an aggregate of 200,000 shares of Common Stock and was designed to qualify as a noncompensatory plan under Section 423 of the Internal Revenue Code. The Purchase Plan permits an eligible employee to purchase Common Stock through payroll deductions not to exceed 20% of the employee’s compensation. An employee’s participation is limited also if such participation results in the employee (a) owning shares or options to purchase shares of stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company, (b) having the right to purchase shares under all employee stock purchase plans of the Company which exceeds $25,000 of fair market value of such shares for any calendar year in which the right is outstanding at any time, or (c) having the right on the last day of any offering period (described below) to purchase in excess of 2,500 shares. The price of the Common Stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period (January 1 or July 1) or on the applicable purchase date (June 30 or December 31). Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. Unless terminated earlier by the Company, the Purchase Plan will terminate in 2007. During 2000 and 2001, purchases by employees under the Purchase Plan resulted in the issuance of 42,550 and 49,299 shares of Common Stock, respectively, and in proceeds to the Company of $176,328 and $204,109, respectively.

Pro Forma Effect of Stock-Based Compensation:
The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined on the fair value at the grant dates for awards under those plans consistent with the method promulgated by SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	For the Years Ended
	December 31,

	2000	2001

Net loss:
As reported	($11,785,290)	($20,630,855)

Pro forma for SFAS No. 123	($13,402,821)	($22,682,229)

Loss per share (basic and diluted):
As reported	($1.22)	($1.40)

Pro forma for SFAS No. 123	($1.39)	($1.54)

The fair value of each option grant subsequent to the Company’s 1997 initial public offering was estimated on the date of the grant using the Black-Scholes option-pricing model. The assumptions used for the years ended December 31, 2000 and 2001 were as follows: the average risk-free interest rate was 6.08% and 4.66%, respectively; generally the exercise price is equal to the fair market value of the underlying Common Stock at the grant date after consideration of any related unearned compensation recorded in the financial statements; the expected life of the option is the expected time to exercise, estimated to be four years from the date of grant, for options granted to employees, and the term to expiration, generally 10 years from the date of grant, for options granted to non-employees; expected volatility was 65% and 63%, respectively; the weighted average grant date fair value of options was $3.18 and $2.84, respectively; and the Common Stock is expected to pay no dividends

9.	Income Taxes:

The following table presents the current and deferred income tax provision for federal and state income taxes:

	For the Years Ended
	December 31,

	2000	2001

Current:
Federal	—	—
State	$800	$800

	800	800
Deferred:
Federal	—	—
State	—	—

	$800	$800

The tax effects of temporary differences which give rise to the deferred tax provision (benefit) consist of:

	For the Years Ended
	December 31,

	2000	2001

Capitalized research and development costs	($2,969,333)	($2,708,347)
Capitalized inventory costs	(19,202)	(32,123)
Intangibles	(32,547)	(15,517)
Accrued expenses	(38,252)	(732,381)
Tax credit carryforwards	(527,804)	(565,944)
Net operating loss carryforwards	(1,364,976)	(4,461,572)
Deferred revenue	(32,130)	117,810
Other	44,022	—
Valuation allowance	4,940,222	8,398,074

	$—	$—

The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	For the Years Ended
	December 31,

	2000	2001

Statutory regular federal income tax rate	(34.00%)	(34.00%)
Meals and entertainment	0.22	0.23
Interest	0.92	1.68
Tax credit carryforwards	(1.91)	(1.54)
Change in valuation allowance	34.92	33.63
Other, net	(0.14)	—

Effective tax rate	0.01%	0.00%

The components of the net deferred tax asset at December 31, 2001 are as follows:

Capitalized research and development costs	$9,704,579
Capitalized inventory costs	99,389
Intangibles	49,496
Accrued expenses	915,932
Tax credit carryforwards	2,534,974
Net operating loss carryforwards	17,198,706
Deferred revenue	289,170
Other	81,560
Valuation allowance	(30,873,806)

Net deferred tax asset	$—

The Company has established a valuation allowance against its deferred tax assets because it was determined by management that it was more likely than not at the balance sheet date that such deferred tax assets would not be realized. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced

At December 31, 2001, the Company had net operating loss carryforwards for federal and state purposes of approximately $45,691,000 and $18,822,000, respectively. The net operating loss carryforwards begin expiring in 2009 and 2002, respectively. The Company also has research and experimentation credit carryforwards for federal and state purposes of approximately $1,389,000 and $951,000, respectively. The research and experimentation credits begin to expire in 2009 for federal purposes and carry forward indefinitely for state purposes. The Company has a manufacturers’ investment credit for state purposes of approximately $196,000. The manufacturers’ investment credit will begin to expire in 2005.

The closing of the second stage of the transaction with Micro Investment (Note 8) resulted in a change in ownership as defined by Section 382 of the Internal Revenue Code and similar state provisions, which is likely to result in a significant limitation on the Company’s ability to utilize its net operating loss carryforwards during any year to offset future taxable income, should the Company generate such taxable income. The utilization of net operating loss and credit carryforwards arising from periods prior to closing of the transaction with Micro Investment may also be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions

10.	Commitments and Contingencies:
The Company has an operating lease for office, research and manufacturing space in a facility located in Irvine, California, which expires in 2003 and has two three-year renewal options. The lease provides for minimum annual increases in rent based on a cost of living index. For financial statement reporting purposes, such minimum increases have been included in calculating the total minimum cost of the lease, which cost has been allocated on a straight-line basis over the initial term of the lease. This allocation has resulted in deferred rent as of December 31, 2001, amounting to $39,936, which is included in accrued liabilities in the accompanying consolidated balance sheet.

As of December 31, 2001, the future noncancelable minimum lease commitments are as follows:

Years Ending
December 31:

2002	$509,104
2003	390,355

$899,459

Rent expense for the years ended December 31, 2000 and 2001 was $575,798 and $575,645, respectively.
The Company has agreements with certain of its suppliers of coatings for its micro catheter, access and delivery products under which the Company pays royalties in a range of 3% to 5% of sales of such products bearing either of such coatings. Royalty expense under these agreements aggregated $57,001 in 2000 and $162,482 in 2001.

11.	Related Party Transactions:
The Company has entered into various licensing and consulting agreements, some of which are either with stockholders or with consultants to whom the Company has granted options to purchase shares of the Company’s common stock in conformity with either the 1993 or 1996 Plans (Note 8). Under these agreements, the Company is required to pay royalties ranging from 1% to 3% of net sales on applicable products, some of which are in development, as defined in the individual licensing and consulting agreements. Royalty expense under these agreements was $63,947 and $96,881 in 2000 and 2001, respectively.

In November 1999, an employee of the Company and certain officers, one of whom is no longer an officer but remains a member of the Company’s Board of Directors, exercised options in conformity with the 1996 Plan (Note 8), resulting in the issuance of an aggregate of 79,634 shares of the Company’s Common Stock, and issued full-recourse notes to the Company in the aggregate amount of $322,590. The notes are collateralized by such shares of the Company’s Common Stock, are due November 2002 and bear an interest rate of 5.47% per annum. In April 2000, the Company made loans to these individuals in exchange for full-recourse notes in the aggregate amount of $244,655. The notes are collateralized by shares of the Company’s Common Stock owned by the individuals, are due April 12, 2003 and bear an interest rate of 6.49% per annum. In January 2001, the Company and the Director agreed to offset incentive compensation otherwise payable to him against all of the principal and accrued interest of one of the notes receivable from him, which aggregated $107,543. In February 2001, the Director repaid the principal and accrued interest of the remaining note receivable from him, which aggregated $85,128.

The Company manufactures products for sale to certain companies which license technology from the Company (Note 15). Sales to these companies aggregated $125,274 and $60,512 in 2000 and 2001, respectively.

The Company manufactures products for sale to a privately-held business whose President and Chief Executive Officer is a member of the Company’s Board of Directors. Sales to this business were $21,890 and $31,718 in 2000 and 2001, respectively.

As discussed in Note 12, the Company, on November 16, 2001, signed a sales representative agreement with ev3 International, Inc. (“ev3 International”). Stockholders owning a majority of the common stock of ev3 International are members of Micro Investment, the Company’s largest stockholder. Additionally, the individual who became Chairman of the Company’s Board of Directors in January 2002 is the President of ev3 International and is Executive Vice President and a director of ev3 Inc., the parent company of ev3 International; and three of the four designees of Micro Investment who are members of the Company’s Board of Directors (Note 8) also hold the following positions: one is a director of ev3 International and Chairman of the Board of Directors of ev3 Inc.; another is a director of ev3 Inc.; and the third is President, Chief Executive Officer and a director of ev3 Inc.

12.	Distribution Agreements:
Guidant Corporation:
The Company and Guidant entered into a distribution agreement in November 1997, which provided Guidant with exclusive rights for European distribution of the Company’s neuro products. In August 1998, the agreement was expanded to provide for the European distribution by Guidant of the Company’s peripheral embolization products. The agreement had a five-year term, which commenced during 1999, upon the first commercial sale of products covered under the agreement, and was cancelable by the Company upon the occurrence of certain events such as a change in control of the Company. On May 25, 2001, the Company entered into the securities purchase agreement with Micro Investment as described in Note 8, which constituted such a change in control of the Company as defined in the distribution agreement with Guidant.

On September 14, 2001, the Company and Guidant signed a termination agreement with respect to their November 1997 distribution agreement. Under the terms of the termination agreement, the distribution agreement and Guidant’s European distributorship of the Company’s products terminated on December 31, 2001. Under the terms of the Company’s distribution agreement with Guidant, the Company’s termination of that agreement resulted in the payment, in February 2002, of a $3.6 million termination fee to Guidant, which was determined, pursuant to the terms of the distribution agreement, based upon a multiple of Guidant’s margin from net sales of the Company’s products from January 1, 2001 through December 31, 2001.Also under the terms of the termination agreement, the Company repurchased, from Guidant inventory on-hand at December 31, 2001,and at Guidant’s original purchase price, the Company’s products purchased by Guidant from the Company from September 14, 2001 through December 31, 2001, amounting to approximately $150,000, and additional Guidant inventory of the Company’s products on-hand at December 31, 2001 at Guidant’s original purchase price, amounting to approximately $30,000.

ev3 International, Inc.:
On November 16, 2001, the Company signed a sales representative agreement with ev3 International. Under the terms of the agreement, ev3 International provides product promotion, marketing and sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where the Company has no existing third-party distributor for its products, and distributor management services in certain countries outside the U.S. and Canada where the Company has an existing third-party distributor for its products.

Under the terms of the sales representative agreement, title to the Company’s products does not pass upon shipment of such products to ev3 International. Accordingly, the Company defers revenue recognition for products shipped to ev3 International until such products are sold to end-users or to third-party distributors. The countries included in the territory covered by the Company’s distribution agreement with Guidant are included in the Company’s agreement with ev3 International, and were the initial countries to be served by ev3 International under the sales representative agreement. Because the Company’s distribution agreement with Guidant remained in effect through December 31, 2001, no revenues were recognized under the terms of the sales representative agreement with ev3 International in 2001. At December 31, 2001, inventory of the Company's products, amounting to approximately $141,000, was maintained at ev3 International's European facility.

ev3 International’s product promotion, marketing and sales solicitation activities are performed by its sales force, the activities of which are under the direction of a committee chaired by the Company’s President and Chief Executive Officer. The Company pays ev3 International a fee for such services, initially amounting to 105% of ev3 International’s cost for maintaining the sales force. Under the terms of the sales representative agreement, the Company and ev3 International have established a budgeted breakeven point based on estimated sales of the Company’s products in territories served by the sales force, related cost of sales and sales force costs. Upon reaching this breakeven point, the fee to be paid by the Company to ev3 International will be adjusted, on a retrospective basis to January 1, 2002, and will be calculated as ev3 International’s cost for maintaining the sales force plus 10% of sales of the Company’s products in territories served by the sales force. In addition, ev3 International charges the Company a fee for all general and administrative services at an amount agreed upon by the parties at the beginning of each year of the agreement based on ev3 International’s estimated annual expenditures for such services and its estimate of the percentage of such services to be used by the Company. The parties agreed that no amounts relating to these fees would be charged by ev3 International to the Company with respect to 2001.

The Company is charged a distributor management fee of 10% of sales to third-party distributors with respect to whom ev3 International performs such services, which commenced in 2002. Accordingly, no such fee was charged to the Company for 2001.

Stockholders owning a majority of the common stock of ev3 International are members of Micro Investment, the Company’s largest stockholder. Additionally, the individual who became Chairman of the Company’s Board of Directors in January 2002 is the President of ev3 International and is Executive Vice President and a director of ev3 Inc., the parent company of ev3 International; and three of the four designees of Micro Investment who are members of the Company’s Board of Directors (Note 8) also hold the following positions: one is a director of ev3 International and Chairman of the Board of Directors of ev3 Inc.; another is a director of ev3 Inc.; and the third is President, Chief Executive Officer and a director of ev3 Inc.

Abbott Laboratories:
The Company and Abbott entered into a distribution agreement in August 1998, which provided Abbott with exclusive rights to distribute the Company’s peripheral blood clot therapy products in the U.S. and Canada. On June 28, 2000, the parties entered into a revised agreement, as described below.

The August 1998 distribution agreement required Abbott to furnish the Company with a non-refundable $1 million marketing payment upon Abbott’s first commercial sale of product. This payment, received by the Company in October 1998, was recorded as deferred revenue by the Company, and is being amortized on a straight-line basis over the initial term of the agreement, which continues through 2008 and is considered to approximate the expected period of performance.

Under the terms of the August 1998 distribution agreement, upon shipment of product by the Company to Abbott, the Company received an initial purchase price payment from Abbott as provided in the agreement, which was recorded as revenue by the Company upon shipment to Abbott. Additional purchase price payments were made by Abbott to the Company based upon Abbott’s net sales, as defined in the agreement.

The June 2000 distribution agreement between the Company and Abbott supercedes the previously existing August 1998 distribution agreement. Under the June 2000 agreement, the Company has certain responsibilities for marketing and promotion of the Company’s peripheral blood clot therapy products in the United States and Canada.

As in the August 1998 distribution agreement, the June 2000 agreement provides for the Company to receive an initial purchase price payment from Abbott upon shipment of product by the Company to Abbott, and an additional purchase price payment, based upon, and calculated as a percentage of, Abbott’s net sales, as defined in the agreement. The Company recognizes as sales the initial purchase price upon shipment of product to Abbott, and the additional purchase price upon Abbott’s reporting of sales to its customers. Such additional purchase price payments were recorded as revenue by the Company upon Abbott’s sale of the related product, and amounted to $556,677 in 2000 and $1,292,917 in 2001.

The June 2000 agreement also provides for (a) an increase, relative to the provisions of August 1998 distribution agreement, in the maximum initial purchase price the Company may receive, effective for purchases of product made by Abbott from the Company commencing January 1, 2000, (b) increases, relative to the provisions of the August 1998 distribution agreement, in the percentage underlying the calculation of the additional purchase price, effective as of the date of the June 2000 agreement, with additional scheduled increases in this percentage to be effective January 1, 2001 and 2002, after which the percentage remains constant for the remaining term of the agreement, (c) the non-refundable prepayment by Abbott of such additional purchase price in 2000 in the aggregate amount of $700,000, $350,000 of which was received by the Company in July 2000, and the remaining $350,000 of which was received by the Company in October 2000, and (d) further increases in the percentage underlying the calculation of the additional purchase price in the event net sales exceed defined levels. As of the effective date of the June 2000 agreement, the Company recorded as deferred revenue (i) increases in the initial purchase price for product purchases made by Abbott prior to the effective date of the agreement, and (ii) the $700,000 prepaid additional purchase price. Such deferred revenue was amortized into income through the end of 2001, so as to result in a constant percentage underlying the calculation of the additional purchase price over the term of the agreement, and amounted to $569,651 in 2000 and $174,996 in 2001.

The June 2000 agreement has an initial term through 2008, which may be extended by mutual agreement. Abbott may terminate the agreement upon 180 days written notice, and the Company will have the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events have not occurred or if Abbott has not achieved certain performance criteria, as defined in the agreement, as of the preceding June 30 in each year from 2002 through 2007. The agreement is also terminable by the Company’s successor in the event of a change of control of the Company. In such event, Abbott has the option to purchase the peripheral blood clot therapy line of business at a mutually agreed-upon price, or the Company’s successor may pay a termination fee based upon Abbott’s historical sales levels as defined in the agreement.

Century Medical, Inc.:
The distribution agreement with Century provides exclusive rights to distribute all of the Company’s products in Japan. The initial term of the agreement extends five years past the date on which the first regulatory approval is obtained for an application using Onyx. The agreement may be extended for additional five-year terms either automatically, unless terminated for reasons described below, or by mutual agreement. The agreement may be terminated by the Company if Century fails to achieve certain sales levels, the determination of which is defined in the agreement, in at least three of any five consecutive years in which the agreement is in force, or if the parties reach an impasse in determining such sales levels. The agreement is also terminable by the Company’s successor in the event of a change of control of the Company upon payment by the Company’s successor of a termination fee based on Century’s historical gross profit, as defined in the agreement.

Under the terms of the distribution agreement, Century made a $500,000 advance payment to the Company on September 30, 1998, which amount was applied against Century’s first purchase orders for the Company’s peripheral blood clot therapy products. The Company recorded this payment as deferred revenue and recognized sales revenue from such amount as the Company made shipments to Century under such purchase orders. Under the terms of the distribution agreement, upon achievement of the first regulatory approval in Japan for an application using Onyx, Century will make a $1 million advance payment to the Company, which amount is to be applied against Century’s first future purchase orders for Onyx-related product.

Other Distribution Agreements:
The Company’s products are distributed internationally, other than under the terms of the agreements described above, by various independent distributors.
Distribution Agreement Amendment and Termination Costs:
In September 2001, the Company terminated its distribution agreement with Guidant, as described above. In December 2001, the Company notified distributors in four Scandinavian countries of the Company’s intent to terminate its distribution agreements with such distributors, effective in early 2002. The Company has agreed to terms of the termination with three of the Scandinavian distributors and is in discussion with the fourth distributor. In December 2001, the Company commenced discussions with Century regarding a modification or termination of the currently existing distribution agreement. Included in the Company’s consolidated financial statements for the year ended December 31, 2001 is a $5.2 million accrual related to the termination fees in connection with those agreements for which terms have been finalized, and the Company’s estimate of modification or termination costs that may be incurred based on the current status of discussions of the terms of termination or modification of the remaining distribution agreements discussed above.

13.	Concentrations of Credit Risk:
At December 31, 2001, the Company had approximately $36,874,000 of cash and cash equivalents that were in excess of the federally-insured limit of $100,000 per bank. All such investments are in the custody of one bank.

Prior to October 1, 1998, the effective date of the Company’s distribution agreement with Abbott (Note 12), the Company’s customers in the United States were primarily hospitals. Subsequent to that date, Abbott became the Company’s primary customer in the United States and accounted for 30% of the Company’s accounts receivable at December 31, 2001. Internationally, distributors, including Guidant and Century, are the Company’s primary customers, and each accounted for 4% of the Company’s accounts receivable at December 31, 2001.

14.	Segment Information:
Information with respect to net sales for the years ended December 31, 2000 and 2001 is as follows:

	2000	2001

Peripheral blood clot therapy
United States	$2,172,983	$2,616,765
Europe	72,430	58,567
Rest of World	82,680	74,542

Total peripheral blood clot therapy net sales	2,328,093	2,749,874

Onyx
United States	25,700	582,835
Europe	752,196	886,094
Rest of World	148,540	114,800

Total Onyx net sales	926,436	1,583,729

Micro catheter and access
United States	509,049	1,902,806
Europe	1,138,461	1,639,451
Rest of World	633,479	795,417

Total micro catheter and access product net sales	2,280,989	4,337,674

Other
United States	147,264	92,232
Europe	38	—
Rest of World	105	—

Total other net sales	147,407	92,232

Total net sales	$5,682,925	$8,763,509

Information with respect to net sales to Abbott and Guidant, net sales to whom exceeded 10% of total net sales for each of the years ended December 31, 2000 and 2001, is as follows:

			2000

	Peripheral		Micro
	Blood Clot		Catheter and
Customer	Therapy	Onyx	Access	Other	Total

Abbott	93%	—	—	—	38%
Guidant	—	68%	39%	—	27%

			2001

	Peripheral		Micro
	Blood Clot		Catheter and
Customer	Therapy	Onyx	Access	Other	Total

Abbott	95%	—	—	—	30%
Guidant	—	37%	33%	—	23%

15.	Licensing Transactions:
The Company has an approximate 14% equity interest in, and a license agreement with, Genyx Medical, Inc., (“Genyx”). The license agreement allows Genyx to develop non-vascular applications for gynecological and urological procedures using the Company’s proprietary Onyx technology. The license agreement also provides for a royalty arrangement whereby Genyx will compensate the Company based on net revenues derived from sale of licensed products by Genyx.

The Company has a license agreement with Enteric Medical Technologies, Inc. (“Enteric”) under which Enteric may develop non-vascular applications using the Company’s proprietary Onyx technology in the gastrointestinal tract, and pay the Company a royalty based on net revenues derived from the licensee’s sale of licensed products. The Company has an approximate 25% equity interest in Enteric. Because the Company’s carrying value of its investment in Enteric is $0 and the Company has no obligation to fund Enteric’s operations, the Company is not required by generally accepted accounting principles to recognize its equity share of Enteric’s losses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on March 28, 2002.

MICRO THERAPEUTICS, INC.

Dated: March 28, 2002	By: /s/ John B. Rush John B. Rush President, Chief Executive Officer and Director

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

/s/ John B. Rush	President, Chief Executive	March 28, 2002
John B. Rush	Officer and Director
(Principal Executive Officer)
/s/ Harold A. Hurwitz	Chief Financial Officer	March 28, 2002
Harold A. Hurwitz	(Principal Financial and
Principal Accounting Officer)
George Wallace	Director

/s/ Kim Blickenstaff	Director	March 28, 2002
Kim Blickenstaff
/s/ Dale Spencer	Director	March 28, 2002
Dale Spencer
/s/ Elizabeth Weatherman	Director	March 28, 2002
Elizabeth Weatherman
/s/ Richard Emmitt	Director	March 28, 2002
Richard Emmitt
/s/ Paul Buckman	Director	March 28, 2002
Paul Buckman

S-1

Index to Exhibits

Exhibit
Number
Description of Document

2.1	Agreement and Plan of Merger between Micro Therapeutics, Inc., a Delaware corporation and Micro Therapeutics, Inc., a California corporation, effective November 6, 1996. (1)
3.1.1	Amended and Restated Certificate of Incorporation of Micro Therapeutics, as currently in effect. (Incorporated by reference to Exhibit 3.1.1 of Micro Therapeutics’ Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, as filed with the Securities and Exchange Commission on July 14, 2001)

3.2.1	Bylaws of Micro Therapeutics, as currently in effect. (Incorporated by reference to Exhibit 3.2.1 of Micro Therapeutics’ Registration Statement on Form S-3, No. 333-68554, as filed with the Securities and Exchange Commission on August 8, 2001)

10.1	Form of Directors’ and Officers’ Indemnification Agreement. (1)
10.2	License Agreement dated June 1, 1993 between Micro Therapeutics and Andrew Cragg. (1)
10.3	Consulting Agreement dated October 1, 1996 between Micro Therapeutics and Andrew Cragg. (1)
10.4	Industrial Real Estate Lease dated June 10, 1998 between Micro Therapeutics and New Goodyear, LTD., a California Limited Partnership. (Incorporated by reference to Exhibit 10.4 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1999)

10.5	Amended and Restated Investors Rights Agreement dated February 9, 1995, among Micro Therapeutics, the Investors named therein and the Common Holders named therein, as amended on May 17, 1996 and June 27, 1996. (1)

10.6	1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan. (1), (2)
10.7	1996 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 4.1 of Micro Therapeutics’ Registration Statement on Form S-8, No. 333-64348, as filed with the Securities and Exchange Commission on July 2, 2001), (2)

10.8	Employee Stock Purchase Plan, as amended. (1), (2)
10.9	Equipment Leasing Line of Credit dated December 20, 1995 between Micro Therapeutics and ComDisco Ventures, as amended on May 21, 1996. (1)
10.10	Convertible Subordinated Note Agreement dated November 17, 1997, between Micro Therapeutics and Guidant Corporation. (Incorporated by reference to Exhibit 10.11 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1998)

10.11	Distribution Agreement dated November 17, 1997, between Micro Therapeutics and Guidant Corporation. (Incorporated by reference to Exhibit 10.12 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1998), (3)

10.12	First Amendment to Distribution Agreement dated August 17, 1998 between Micro Therapeutics and Guidant Corporation. (Incorporated by reference to Exhibit 10.12 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1999)

10.13	Second Amendment to Distribution Agreement dated July 23, 1999 between Micro Therapeutics and Guidant Corporation. (Incorporated by reference to Exhibit 10.6 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on August 12, 1999)

10.14	Amendment to Convertible Subordinated Note Agreement and Credit Agreement dated May 21, 1999 between Micro Therapeutics and Abbott. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on June 2, 1999)

10.15	Termination of Credit Agreement and Security Agreement dated May 21, 1999 between Micro Therapeutics and Abbott. (Incorporated by reference to Exhibit 10.2 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on June 2, 1999)

10.16	Notice of Conversion of First Note, dated May 21, 1999, executed by Abbott. (Incorporated by reference to Exhibit 10.3 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on June 2, 1999)

10.17	Notice of Conversion of Second Note, dated May 21, 1999, executed by Micro Therapeutics. (Incorporated by reference to Exhibit 10.4 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on June 2, 1999)

10.18	Put Option Agreement, dated October 26, 1999 between Micro Therapeutics and Abbott. (Incorporated by reference to Exhibit 10.24 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 30, 2000)

10.19	Convertible Subordinated Note Agreement dated September 23, 1998, between Micro Therapeutics and Century Medical, Inc. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on November 3, 1998)

10.20	5% Convertible Note dated September 30, 1998, between Micro Therapeutics and Century Medical, Inc. (Incorporated by reference to Exhibit 10.2 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on November 3, 1998)

10.21	Distribution Agreement dated September 23, 1998, between Micro Therapeutics and Century Medical, Inc. (Incorporated by reference to Exhibit 10.3 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on November 3, 1998) (3)

10.22	Credit Agreement dated September 23, 1998, between Micro Therapeutics and Century Medical, Inc. (Incorporated by reference to Exhibit 10.4 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on November 3, 1998)

10.23	Stockholder Rights Plan. (Incorporated by reference to Exhibit 1 of Micro Therapeutics’ Form 8-A/12G, as filed with the Securities and Exchange Commission on June 3, 1999)
10.24	Securities Purchase Agreement dated March 10, 2000 between Micro Therapeutics and Pequot Capital Equity Fund II LP, Framlington Health, Bridge & Co. and Munder Health. (Incorporated by reference to Exhibit 10.30 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 30, 2000)

10.25	Registration Rights Agreement dated March 10, 2000 between Micro Therapeutics and Pequot Capital Equity Fund II LP, Framlington Health, Bridge & Co. and Munder Health. (Incorporated by reference to Exhibit 10.31 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 30, 2000)

10.26	Agreement dated June 28, 2000 between Micro Therapeutics and Abbott Laboratories (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on August 11, 2000) (3)

10.27	Securities Purchase Agreement, dated as May 25, 2001, by and between Micro Therapeutics and Micro Investment, LLC. (Incorporated by reference to Exhibit 2.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2001)

10.28	Termination Agreement, dated as of September 14, 2001, by and between Micro Therapeutics and Guidant Corporation. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2001)

10.29	Sales Representative Agreement, dated as of November 16, 2001, by and between Micro Therapeutics and ev3 International, Inc. (formerly Vertomed International, Incorporated)
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (see signature page S-1).
(1)	Incorporated by reference to the same numbered exhibit of the Company’s Registration Statement on Form SB-2, No. 333-17345.
(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Micro Therapeutics pursuant to item 13(a) of Form 10-KSB.
(3)	Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to Micro Therapeutics’ application requesting confidential treatment under Rule 406 of the Securities Act of 1933.