Form 10KSB/A
period 2001-12-31
MICRO THERAPEUTICS INC
filed 2002-04-12
CIK 311407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1

TO

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

     Index to Exhibits is on page 41.

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-KSB/A to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 is being filed to (1) amend note number 15 to the financial statements of the Company included in the Annual Report on Form 10-KSB to change the reference to the Company's ownership interest in Enteric Medical Technologies, Inc. from "25% equity interest" to "20% voting equity interest," (2) to correct a typographical error in the table with respect to the number of options exercisable at December 31, 2001 under the Company's 1993 Stock Option Plan, as presented in note 8 to the financial statements of the Company included in the Annual Report on Form 10-KSB and (3) to change a reference in Management's Discussion and Analysis that referred to the Company's year end as being September 30, 2001, with the correct date of December 31, 2001.

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

Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that govern reimbursement for new devices and procedures. In many markets, there are private insurance systems as well as government-managed systems. Large-scale market acceptance of the Company’s products will depend on the availability and level of reimbursement in international markets targeted by the Company. The Company has been informed by its international distributors that its currently-marketed applications of Onyx, and peripheral blood clot therapy, micro catheter, access and delivery products have been approved for reimbursement in countries in which the Company markets such products. Obtaining reimbursement approvals can require 12 to 18 months or longer. There can be no assurance the Company will, in the future, obtain reimbursement in any country within a particular time, for a particular amount, or at all. Failure to obtain such approvals could have a material adverse effect on the Company’s sales, business, operating results and financial condition.

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

The increase in sales of micro catheter and access products in the United States during the year ended December 31, 2001, relative to 2000, results primarily from the re-establishment, in the third quarter of 2000, of the Company’s direct sales force in the United States. The increase in sales of micro catheter and access products in Europe during the year ended December 31, 2001, relative to 2000, is due to increased sales of such products both in connection with sales of Onyx, as discussed above, and for use in procedures not using Onyx. The increases in sales of micro catheter and access products in the rest of the world for the year ended December 31, 2001, relative to 2000, is due to the commencement of sales in Japan in 2001 of peripheral sizes of guidewires and micro catheters.

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

Index to Exhibits

Exhibit
Number
Description of Document

2.1	Agreement and Plan of Merger between Micro Therapeutics, Inc., a Delaware corporation and Micro Therapeutics, Inc., a California corporation, effective November 6, 1996. (1)
3.1.1	Amended and Restated Certificate of Incorporation of Micro Therapeutics, as currently in effect. (Incorporated by reference to Exhibit 3.1.1 of Micro Therapeutics’ Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, as filed with the Securities and Exchange Commission on July 14, 2001)

3.2.1	Bylaws of Micro Therapeutics, as currently in effect. (Incorporated by reference to Exhibit 3.2.1 of Micro Therapeutics’ Registration Statement on Form S-3, No. 333-68554, as filed with the Securities and Exchange Commission on August 8, 2001)

10.1	Form of Directors’ and Officers’ Indemnification Agreement. (1)
10.2	License Agreement dated June 1, 1993 between Micro Therapeutics and Andrew Cragg. (1)
10.3	Consulting Agreement dated October 1, 1996 between Micro Therapeutics and Andrew Cragg. (1)
10.4	Industrial Real Estate Lease dated June 10, 1998 between Micro Therapeutics and New Goodyear, LTD., a California Limited Partnership. (Incorporated by reference to Exhibit 10.4 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1999)

10.5	Amended and Restated Investors Rights Agreement dated February 9, 1995, among Micro Therapeutics, the Investors named therein and the Common Holders named therein, as amended on May 17, 1996 and June 27, 1996. (1)

10.6	1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan. (1), (2)
10.7	1996 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 4.1 of Micro Therapeutics’ Registration Statement on Form S-8, No. 333-64348, as filed with the Securities and Exchange Commission on July 2, 2001)(2)

10.8	Employee Stock Purchase Plan, as amended. (1), (2)
10.9	Equipment Leasing Line of Credit dated December 20, 1995 between Micro Therapeutics and ComDisco Ventures, as amended on May 21, 1996. (1)
10.10	Convertible Subordinated Note Agreement dated November 17, 1997, between Micro Therapeutics and Guidant Corporation. (Incorporated by reference to Exhibit 10.11 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1998)

10.11	Distribution Agreement dated November 17, 1997, between Micro Therapeutics and Guidant Corporation. (Incorporated by reference to Exhibit 10.12 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1998)(3)

10.12	First Amendment to Distribution Agreement dated August 17, 1998 between Micro Therapeutics and Guidant Corporation. (Incorporated by reference to Exhibit 10.12 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1999)

10.13	Second Amendment to Distribution Agreement dated July 23, 1999 between Micro Therapeutics and Guidant Corporation. (Incorporated by reference to Exhibit 10.6 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on August 12, 1999)

10.14	Amendment to Convertible Subordinated Note Agreement and Credit Agreement dated May 21, 1999 between Micro Therapeutics and Abbott. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on June 2, 1999)

10.15	Termination of Credit Agreement and Security Agreement dated May 21, 1999 between Micro Therapeutics and Abbott. (Incorporated by reference to Exhibit 10.2 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on June 2, 1999)

10.16	Notice of Conversion of First Note, dated May 21, 1999, executed by Abbott. (Incorporated by reference to Exhibit 10.3 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on June 2, 1999)

10.17	Notice of Conversion of Second Note, dated May 21, 1999, executed by Micro Therapeutics. (Incorporated by reference to Exhibit 10.4 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on June 2, 1999)

10.18	Put Option Agreement, dated October 26, 1999 between Micro Therapeutics and Abbott. (Incorporated by reference to Exhibit 10.24 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 30, 2000)

10.19	Convertible Subordinated Note Agreement dated September 23, 1998, between Micro Therapeutics and Century Medical, Inc. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on November 3, 1998)

10.20	5% Convertible Note dated September 30, 1998, between Micro Therapeutics and Century Medical, Inc. (Incorporated by reference to Exhibit 10.2 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on November 3, 1998)

10.21	Distribution Agreement dated September 23, 1998, between Micro Therapeutics and Century Medical, Inc. (Incorporated by reference to Exhibit 10.3 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on November 3, 1998) (3)

10.22	Credit Agreement dated September 23, 1998, between Micro Therapeutics and Century Medical, Inc. (Incorporated by reference to Exhibit 10.4 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on November 3, 1998)

10.23	Stockholder Rights Plan. (Incorporated by reference to Exhibit 1 of Micro Therapeutics’ Form 8-A/12G, as filed with the Securities and Exchange Commission on June 3, 1999)
10.24	Securities Purchase Agreement dated March 10, 2000 between Micro Therapeutics and Pequot Capital Equity Fund II LP, Framlington Health, Bridge & Co. and Munder Health. (Incorporated by reference to Exhibit 10.30 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 30, 2000)

10.25	Registration Rights Agreement dated March 10, 2000 between Micro Therapeutics and Pequot Capital Equity Fund II LP, Framlington Health, Bridge & Co. and Munder Health. (Incorporated by reference to Exhibit 10.31 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 30, 2000)

10.26	Agreement dated June 28, 2000 between Micro Therapeutics and Abbott Laboratories (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on August 11, 2000) (3)

10.27	Securities Purchase Agreement, dated as May 25, 2001, by and between Micro Therapeutics and Micro Investment, LLC. (Incorporated by reference to Exhibit 2.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2001)

10.28	Termination Agreement, dated as of September 14, 2001, by and between Micro Therapeutics and Guidant Corporation. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2001)

10.29	Sales Representative Agreement, dated as of November 16, 2001, by and between Micro Therapeutics and ev3 International, Inc. (formerly Vertomed International, Incorporated) (Incorporated by reference from the Registrant’s report on Form 10-KSB for the year ended December 31, 2001, filed with the Commission on April 1, 2002)

21.1	Subsidiaries of the Registrant (Incorporated by reference from the Registrant’s report on Form 10-KSB for the year ended December 31, 2001, filed with the Commission on April 1, 2002).

23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (Incorporated by reference from the Registrant’s report on Form 10-KSB for the year ended December 31, 2001, filed with the Commission on April 1, 2002).
(1)	Incorporated by reference to the same numbered exhibit of the Company’s Registration Statement on Form SB-2, No. 333-17345.
(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Micro Therapeutics pursuant to item 13(a) of Form 10-KSB.
(3)	Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to Micro Therapeutics’ application requesting confidential treatment under Rule 406 of the Securities Act of 1933.

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

The 1993 Plan provides for the issuance of up to 650,000 shares of Common Stock. A summary of the option activity under the 1993 Plan is as follows:

				Weighted Average
				Per Share
	Incentive	Nonqualified	Total	Exercise Price

Balances at January 1, 2000	23,430	39,292	62,722	$3.36
Granted	12,882	112,118	125,000	$8.56
Exercised	(5,806)	(10,400)	(16,206)	$1.32
Canceled	(256)	—	(256)	$2.17

Balances at December 31, 2000	30,250	141,010	171,260	$7.39
Granted	1,168	20,051	21,219	$4.88
Exercised	(1,300)	—	(1,300)	$1.54
Canceled	(1,168)	(51)	(1,219)	$5.40

Balances at December 31, 2001	28,950	161,010	189,960	$7.12

Exercisable at December 31, 2000	19,005	60,226	79,231	$6.16

Exercisable at December 31, 2001	22,209	96,705	118,914	$6.79

Additional information with respect to outstanding options as of December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable

		Weighted Average			Weighted Average
Range of Per Share		Per Share Exercise	Weighted Average		Per Share Exercise
Exercise Prices	Number of Options	Prices	Remaining Years	Number of Options	Prices

$.46	6,792	$.46	4.07	6,792	$.46
$1.54	3,218	$1.54	4.18	3,218	$1.54
$4.00 - $5.70	64,950	$5.07	6.71	42,167	$5.07
$6.81 - $9.97	115,000	$8.83	7.98	66,737	$8.78

	189,960			118,914

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

The Company has a license agreement with Enteric Medical Technologies, Inc. (“Enteric”) under which Enteric may develop non-vascular applications using the Company’s proprietary Onyx technology in the gastrointestinal tract, and pay the Company a royalty based on net revenues derived from the licensee’s sale of licensed products. The Company has an approximate 20% voting equity interest in Enteric. Because the Company’s carrying value of its investment in Enteric is $0 and the Company has no obligation to fund Enteric’s operations, the Company is not required by generally accepted accounting principles to recognize its equity share of Enteric’s losses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on March 28, 2002.

MICRO THERAPEUTICS, INC.

Dated: April 12, 2002	By: /s/ John B. Rush John B. Rush President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John B. Rush	President, Chief Executive	April 12, 2002
John B. Rush	Officer and Director
(Principal Executive Officer)
/s/ Harold A. Hurwitz	Chief Financial Officer	April 12, 2002
Harold A. Hurwitz	(Principal Financial and
Principal Accounting Officer)

/s/ James Corbett	Director and Chairman	April 12, 2002
James Corbett	of the Board

Director
George Wallace

*	Director	April 12, 2002
Kim Blickenstaff
*	Director	April 12, 2002
Dale Spencer
*	Director	April 12, 2002
Elizabeth Weatherman
*	Director	April 12, 2002
Richard Emmitt
*	Director	April 12, 2002
Paul Buckman

* By /s/ Harold A. Hurwitz	Pursuant to Power of Attorney dated March 28, 2002	April 12, 2002
Harold A. Hurwitz
Attorney-in-Fact

S-1

Index to Exhibits

Exhibit
Number
Description of Document

2.1	Agreement and Plan of Merger between Micro Therapeutics, Inc., a Delaware corporation and Micro Therapeutics, Inc., a California corporation, effective November 6, 1996. (1)
3.1.1	Amended and Restated Certificate of Incorporation of Micro Therapeutics, as currently in effect. (Incorporated by reference to Exhibit 3.1.1 of Micro Therapeutics’ Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, as filed with the Securities and Exchange Commission on July 14, 2001)

3.2.1	Bylaws of Micro Therapeutics, as currently in effect. (Incorporated by reference to Exhibit 3.2.1 of Micro Therapeutics’ Registration Statement on Form S-3, No. 333-68554, as filed with the Securities and Exchange Commission on August 8, 2001)

10.1	Form of Directors’ and Officers’ Indemnification Agreement. (1)
10.2	License Agreement dated June 1, 1993 between Micro Therapeutics and Andrew Cragg. (1)
10.3	Consulting Agreement dated October 1, 1996 between Micro Therapeutics and Andrew Cragg. (1)
10.4	Industrial Real Estate Lease dated June 10, 1998 between Micro Therapeutics and New Goodyear, LTD., a California Limited Partnership. (Incorporated by reference to Exhibit 10.4 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1999)

10.5	Amended and Restated Investors Rights Agreement dated February 9, 1995, among Micro Therapeutics, the Investors named therein and the Common Holders named therein, as amended on May 17, 1996 and June 27, 1996. (1)

10.6	1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan. (1), (2)
10.7	1996 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 4.1 of Micro Therapeutics’ Registration Statement on Form S-8, No. 333-64348, as filed with the Securities and Exchange Commission on July 2, 2001) (2)

10.8	Employee Stock Purchase Plan, as amended. (1), (2)
10.9	Equipment Leasing Line of Credit dated December 20, 1995 between Micro Therapeutics and ComDisco Ventures, as amended on May 21, 1996. (1)
10.10	Convertible Subordinated Note Agreement dated November 17, 1997, between Micro Therapeutics and Guidant Corporation. (Incorporated by reference to Exhibit 10.11 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1998)

10.11	Distribution Agreement dated November 17, 1997, between Micro Therapeutics and Guidant Corporation. (Incorporated by reference to Exhibit 10.12 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1998) (3)

10.12	First Amendment to Distribution Agreement dated August 17, 1998 between Micro Therapeutics and Guidant Corporation. (Incorporated by reference to Exhibit 10.12 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1999)

10.13	Second Amendment to Distribution Agreement dated July 23, 1999 between Micro Therapeutics and Guidant Corporation. (Incorporated by reference to Exhibit 10.6 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on August 12, 1999)

10.14	Amendment to Convertible Subordinated Note Agreement and Credit Agreement dated May 21, 1999 between Micro Therapeutics and Abbott. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on June 2, 1999)

10.15	Termination of Credit Agreement and Security Agreement dated May 21, 1999 between Micro Therapeutics and Abbott. (Incorporated by reference to Exhibit 10.2 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on June 2, 1999)

10.16	Notice of Conversion of First Note, dated May 21, 1999, executed by Abbott. (Incorporated by reference to Exhibit 10.3 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on June 2, 1999)

10.17	Notice of Conversion of Second Note, dated May 21, 1999, executed by Micro Therapeutics. (Incorporated by reference to Exhibit 10.4 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on June 2, 1999)

10.18	Put Option Agreement, dated October 26, 1999 between Micro Therapeutics and Abbott. (Incorporated by reference to Exhibit 10.24 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 30, 2000)

10.19	Convertible Subordinated Note Agreement dated September 23, 1998, between Micro Therapeutics and Century Medical, Inc. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on November 3, 1998)

10.20	5% Convertible Note dated September 30, 1998, between Micro Therapeutics and Century Medical, Inc. (Incorporated by reference to Exhibit 10.2 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on November 3, 1998)

10.21	Distribution Agreement dated September 23, 1998, between Micro Therapeutics and Century Medical, Inc. (Incorporated by reference to Exhibit 10.3 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on November 3, 1998) (3)

10.22	Credit Agreement dated September 23, 1998, between Micro Therapeutics and Century Medical, Inc. (Incorporated by reference to Exhibit 10.4 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on November 3, 1998)

10.23	Stockholder Rights Plan. (Incorporated by reference to Exhibit 1 of Micro Therapeutics’ Form 8-A/12G, as filed with the Securities and Exchange Commission on June 3, 1999)
10.24	Securities Purchase Agreement dated March 10, 2000 between Micro Therapeutics and Pequot Capital Equity Fund II LP, Framlington Health, Bridge & Co. and Munder Health. (Incorporated by reference to Exhibit 10.30 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 30, 2000)

10.25	Registration Rights Agreement dated March 10, 2000 between Micro Therapeutics and Pequot Capital Equity Fund II LP, Framlington Health, Bridge & Co. and Munder Health. (Incorporated by reference to Exhibit 10.31 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 30, 2000)

10.26	Agreement dated June 28, 2000 between Micro Therapeutics and Abbott Laboratories (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on August 11, 2000) (3)

10.27	Securities Purchase Agreement, dated as May 25, 2001, by and between Micro Therapeutics and Micro Investment, LLC. (Incorporated by reference to Exhibit 2.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2001)

10.28	Termination Agreement, dated as of September 14, 2001, by and between Micro Therapeutics and Guidant Corporation. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2001)

10.29	Sales Representative Agreement, dated as of November 16, 2001, by and between Micro Therapeutics and ev3 International, Inc. (formerly Vertomed International, Incorporated) (Incorporated by reference from the Registrant’s report on Form 10-KSB for the year ended December 31, 2001, filed with the Commission on April 1, 2002)

21.1	Subsidiaries of the Registrant. (Incorporated by reference from the Registrant’s report on Form 10-KSB for the year ended December 31, 2001, filed with the Commission on April 1, 2002)
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (Incorporated by reference from the Registrant’s report on Form 10-KSB for the year ended December 31, 2001, filed with the Commission on April 1, 2002)

(1)	Incorporated by reference to the same numbered exhibit of the Company’s Registration Statement on Form SB-2, No. 333-17345.
(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Micro Therapeutics pursuant to item 13(a) of Form 10-KSB.
(3)	Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to Micro Therapeutics’ application requesting confidential treatment under Rule 406 of the Securities Act of 1933.