Form 10QSB
period 2002-03-31
MICRO THERAPEUTICS INC
filed 2002-05-14
CIK 311407

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002.

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission file number 0-6523

MICRO THERAPEUTICS, INC.
(exact name of small business issuer as specified in its charter)

Delaware	33-0569235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2 Goodyear, Irvine, California 92618
(Address of principal executive offices)

(949) 837-3700
(Issuer’s telephone number)

NOT APPLICABLE
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at May 7, 2002
Common Stock, $.001 par value	20,352,123

Transitional small business disclosure format:     Yes  ☐    No  ☒

Page 1 of 30 Pages
Exhibit Index on Page 30

MICRO THERAPEUTICS, INC.

MICRO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2002
(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$29,076,922
Accounts receivable, net of allowance for doubtful accounts of $64,237	1,975,010
Inventories, net of allowance for obsolescence of $215,864	2,892,673
Prepaid expenses and other current assets	341,704

Total current assets	34,286,309

Property and equipment, net of accumulated depreciation of $3,007,568	1,465,013
Patents and licenses, net of accumulated amortization of $473,971	1,906,824
Other assets	42,110

Total assets	$37,700,256

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$709,314
Accrued salaries and benefits	973,815
Accrued liabilities	1,919,630
Deferred revenue	100,005

Total current liabilities	3,702,764
Deferred revenue	550,002

Total liabilities	4,252,766

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $0.001 par value, 35,000,000 shares authorized; 20,337,003 shares issued and outstanding	20,337
Additional paid-in capital	110,639,587
Stockholder notes receivable	(384,575)
Accumulated deficit	(76,827,859)

Total stockholders’ equity	33,447,490

Total liabilities and stockholders’ equity	$37,700,256

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended March 31, 2001 and 2002
(Unaudited)

	2001	2002
Net sales	$2,216,764	$2,684,977
Cost of sales	1,111,426	1,154,268

Gross margin	1,105,338	1,530,709

Costs and expenses:
Research and development	2,231,690	2,248,361
Selling, general and administrative	2,116,908	3,038,319

Total costs and expenses	4,348,598	5,286,680

Loss from operations	(3,243,260)	(3,755,971)

Other income (expense):
Interest income	101,025	163,000
Interest expense	(265,937)	—

	(164,912)	163,000

Loss before provision for income taxes	(3,408,172)	(3,592,971)
Provision for income taxes	800	1,600

Net loss	($3,408,972)	($3,594,571)

Per share data:
Net loss per share (basic and diluted)	($0.34)	($0.18)
Weighted average shares outstanding	9,981,000	20,271,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2001 and 2002
(Unaudited)
	2001	2002
Cash flows from operating activities:
Net loss	($3,408,972)	($3,594,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	243,185	246,947
Amortization of note payable discounts	98,930	—
Compensation related to stock options	90,000	75,000
Change in operating assets and liabilities:
Accounts receivable	(503,213)	(887,829)
Inventories	(769,976)	(342,608)
Prepaid expenses and other assets	123,970	69,438
Accounts payable	238,488	(228,887)
Accrued salaries and benefits	84,309	(133,478)
Accrued liabilities	92,396	(3,664,934)
Deferred revenue	(68,749)	(25,000)

Net cash used in operating activities	(3,779,632)	(8,485,922)

Cash flows from investing activities:
Additions to property and equipment	(96,802)	(81,099)
Additions to patents and licenses	(100,229)	(131,251)

Net cash used in investing activities	(197,031)	(212,350)

Cash flows from financing activities:
Proceeds from exercise of stock options	9,227	831,971
Common stock issuance costs	—	(30,983)
Repayments on equipment line of credit	(1,807)	—

Net cash provided by financing activities	7,420	800,988

Net decrease in cash and cash equivalents	(3,969,243)	(7,897,284)

Cash and cash equivalents at beginning of year	9,872,561	36,974,206

Cash and cash equivalents at end of period	$5,903,318	$29,076,922

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company

Micro Therapeutics, Inc. was incorporated on June 11, 1993 in California and was reincorporated in Delaware in November 1996 to develop, manufacture and market minimally invasive medical devices for diagnosis and treatment of neuro and peripheral vascular diseases.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Micro Therapeutics, Inc. and its wholly-owned subsidiary, Micro Therapeutics International, Inc. (collectively, the “Company”), which was incorporated on June 30, 2000 for the purpose of carrying out the Company’s international activities other than sales of product through distributors. All significant intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The consolidated financial statements included in this Form 10-QSB have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB, are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The consolidated financial statements in the Company’s 2001 Annual Report on Form 10-KSB include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-QSB. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

3.	Equity Financing

On May 25, 2001, the Company entered into a securities purchase agreement with Micro Investment, LLC, a Delaware limited liability company managed by Warburg, Pincus Equity Partners, L.P.

Under the securities purchase agreement, Micro Investment invested $56 million in exchange for newly-issued shares of the Company’s common stock. The transaction consisted of a two-stage private placement. The first stage involved the sale of 1,986,615 shares of the Company’s common stock at a price of $3.75 per share, of which 1,828,679 shares were sold to Micro Investment on May 31, 2001, and 157,936 shares were sold to Micro Investment on June 19, 2001 (upon waiver of certain stockholders of their existing preemptive rights), resulting in proceeds to the Company of approximately $7.5 million before transaction costs. The second stage, which closed on July 26, 2001, involved the sale to Micro Investment of 8,119,533 shares of the Company’s common stock at a price of $6.00 per share, resulting in additional proceeds to the Company of approximately $48.7 million, before transaction costs.

Upon the closing of the second stage, Micro Investment owned 50.24% of the outstanding shares of the Company’s common stock, resulting in a change in control of the Company. As a result, stockholder approval of the second stage was required under the Marketplace Rules of the Nasdaq Stock Market. The Company received the necessary vote of stockholders approving the second stage at a special meeting held July 26, 2001. The closing of the second stage also resulted in a change in ownership as defined by Section 382 of the Internal Revenue Code, which is likely to result in a significant limitation on the Company’s ability to utilize its net operating loss carryforwards during any year to offset future taxable income, should the Company generate such taxable income.

The securities purchase agreement required the Company to prepare and file with the Securities and Exchange Commission, as soon as practicable after the closing date of the second stage, a registration statement for the purpose of registering under the Securities Act of 1933, as amended, all of the shares of the Company’s common stock that were sold to Micro Investment pursuant to the securities purchase agreement. The Company subsequently registered the shares within the prescribed time frame.

The securities purchase agreement provides that, for as long as Micro Investment owns at least 10% of the outstanding shares of the Company’s common stock, the Company’s Board of Directors shall not exceed seven members. The securities purchase agreement specifies, based on the percentage of outstanding shares of the Company’s common stock owned by Micro Investment, how many persons the Company shall nominate to its Board of Directors and use its best efforts to cause to be elected that have been designated by Micro Investment. So long as Micro Investment holds 30% of the outstanding shares of common stock of the Company, Micro Investment shall be entitled to designate four members of the Company’s Board of Directors. As of May 1, 2002, the Company’s Board of Directors comprised seven members, four of which were designees of Micro Investment, which owned 49.66% of the Company’s outstanding common stock at that date.

4.	Distribution Agreements

Guidant Corporation

On September 14, 2001, the Company and Guidant signed a termination agreement, with respect to their November 17, 1997 distribution agreement. Under the terms of the termination agreement, the distribution agreement and Guidant’s European distributorship of the Company’s products terminated on December 31, 2001.

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

Under the terms of the sales representative agreement, title to the Company’s products does not pass upon shipment of such products to ev3 International. Accordingly, the Company defers revenue recognition for products shipped to ev3 International until such products are sold to end-users or to third-party distributors. The countries formerly included in the territory covered by the Company’s distribution agreement with Guidant are included in the Company’s agreement with ev3 International. At March 31, 2002, inventory of the Company's products, amounting to approximately $326,000, was maintained at ev3 International’s European facility.

ev3 International’s product promotion, marketing and sales solicitation activities are performed by its sales force, the activities of which are under the direction of a committee chaired by the Company’s Vice President, Marketing. The Company pays ev3 International a fee for such services, initially amounting to 105% of ev3 International’s cost for maintaining the sales force. Under the terms of the sales representative agreement, the Company and ev3 International have established a budgeted breakeven point based on estimated sales of the Company’s products in territories served by the sales force, related cost of sales and sales force costs. Upon reaching this breakeven point, the fee to be paid by the Company to ev3 International will be adjusted, on a retrospective basis to January 1, 2002, and will be calculated as ev3 International’s cost for maintaining the sales force plus 10% of sales of the Company’s products in territories served by the sales force. Accordingly, the Company has accrued fees payable to ev3 International at March 31, 2002 that reflect this retrospective adjustment as if it had been made effective January 1, 2002. In addition, ev3 International charges the Company a fee for all general and administrative services at an amount agreed upon by the parties at the beginning of each year of the agreement based on ev3 International’s estimated annual expenditures for such services and its estimate of the percentage of such services to be used by the Company. Fees charged by ev3 International to the Company, included in selling, general and administrative expenses, for the three months ended March 31, 2002 for the services described in this paragraph amounted to $799,520. Included in accounts receivable at March 31, 2002, was $323,000, representing the excess of budgeted fees paid by the Company to ev3 International for the three months then ended over actual fees incurred for the period. The Company received this amount from ev3 International in April 2002.

The Company is charged a distributor management fee of 10% of sales to third-party distributors with respect to whom ev3 International performs such services, which the company expects will commence in the second quarter of 2002. Accordingly, no such fee was charged to the Company for the three months ended March 31, 2002.

In April 2002, the Company and ev3 International signed a Lease and Support Services Agreement, under which the Company provides ev3 International with office space and certain facility-related and administrative services in exchange for a fee. The agreement has a three-year term and may be renewed for an additional two years. The Company commenced charging ev3 International the fee on April 1, 2002 at a rate of $1,200 per month. The fee is to be annually recalculated, based on the square footage utilized by ev3 International and the Company’s budgeted facility costs.

Stockholders owning a majority of the common stock of ev3 International are members of Micro Investment, the Company’s largest stockholder. Additionally, the individual who became Chairman of the Company’s Board of Directors in January 2002 and the Company’s acting President and Chief Executive Officer in April 2002 is the President of ev3 International and is Executive Vice President and a director of ev3 Inc., the parent company of ev3 International; and three of the four designees of Micro Investment who are members of the Company’s Board of Directors (Note 3) also hold the following positions: one is a director of ev3 International and Chairman of the Board of Directors of ev3 Inc.; another is a director of ev3 Inc.; and the third is President, Chief Executive Officer and a director of ev3 Inc. Concurrent with the Chairman of the Company’s Board of Directors becoming acting President and Chief Executive Officer of the Company in April 2002, the Company’s Board of Directors appointed the two directors who are neither members of the Company’s management nor designees of Micro Investment (Note 3) to constitute an independent committee of the Company’s Board of Directors. This independent committee will have decision-making and approval authority for all transactions and other matters between the Company and ev3 International.

Century Medical, Inc.

In December 2001, the Company commenced discussions with Century regarding modification or termination of their then-existing distribution agreement entered into in September 1998. On April 1, 2002, the Company and Century signed a Regulatory Transition and Short-Term Distribution Agreement, which supercedes the September 1998 distribution agreement, provides for the transition, over a one-year period ending March 31, 2003, of regulatory responsibilities in Japan from Century to the Company with respect to the Company’s products, and provides for the termination of Century’s Japanese distributorship on March 31, 2003.

Following March 31, 2003, the Company will repurchase, from Century inventory on-hand at March 31, 2003, and at the lower of $150,000 or 105% of Century’s original purchase price, the Company’s products purchased by Century from the Company. As a result of these repurchase terms, the Company modified its revenue recognition policy with respect to shipments to Century, under which revenues related to shipments to Century subsequent to December 31, 2001 will be recognized only upon Century’s sale of such inventory to its customers.

The Company is required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century must achieve by March 31, 2003. The Company accrued the entire termination fee as of December 31, 2001, and has paid Century $200,000 as of March 31, 2002 based on Century’s achievement of milestones as of that date.

5.    Net Loss Per Share

Net loss per share is calculated by dividing the net loss by the weighted average number of common shares issued and outstanding during the period. Potential common shares, represented by options and, in 2001, convertible debt, have been excluded from the calculations due to their anti–dilutive effect. Basic and diluted net loss per share are the same for the periods presented.

6.    Segment Information

Information with respect to net sales for the three months ended March 31, 2001 and 2002 is as follows:

	For The Three Months Ended March 31
	2001	2002
Peripheral blood clot therapy
United States	$730,268	$650,874
Europe	10,436	9,729
Rest of World	9,635	17,110

Total peripheral blood clot therapy net sales	750,339	677,713

Onyx
United States	25,300	163,758
Europe	282,710	284,892
Rest of World	53,420	30,680

Total Onyx net sales	361,430	479,330

Micro catheter and access product
United States	339,774	684,222
Europe	593,789	606,701
Rest of World	158,079	189,352

Total micro catheter and access product net sales	1,091,642	1,480,275

Other
United States	13,353	47,659
Europe	—	—
Rest of World	—	—

Total other net sales	13,353	47,659

Total net sales	$2,216,764	$2,684,977

Information with respect to net sales to Abbott and Guidant, net sales to whom exceeded 10% of total net sales for one or more of the periods in the three months ended March 31, 2001 or 2002, is as follows:

	Percent of Net Sales By Segment And In Total For The Three Months Ended March 31, 2001

Customer	Peripheral Blood Clot Therapy	Onyx	Micro Catheter and Access Product	Other	Total

Abbott	96.95%	—	—	—	32.94%
Guidant	—	47.96%	43.99%	—	29.42%

	Percent of Net Sales By Segment And In Total For The Three Months Ended March 31, 2002

Customer	Peripheral Blood Clot Therapy	Onyx	Micro Catheter and Access Product	Other	Total

Abbott	94.06%	—	—	—	24.24%

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference are discussed under “Certain Factors that May Affect Our Business and Future Results.”

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

In November 2000, the Company obtained CE Mark approval for the brain aneurysm application of Onyx. The Company commenced market-training activities with respect to this application during the fourth quarter of 2000 as part of its Cerebral Aneurysm Multi-center European Onyx, or CAMEO, Registry. The objective of the CAMEO Registry was the accumulation of data on 100 brain aneurysm patients treated with Onyx, for use in subsequent marketing of Onyx for this application. In the third quarter of 2001, the Company completed the CAMEO Registry. Also during the third quarter of 2001, the Company terminated its November 1997 distribution agreement with Guidant, effective December 31, 2001. As a result, the Company decided to defer the market launch of the brain aneurysm application of Onyx until the first quarter of 2002, in conjunction with its revised European marketing, sales and distribution plan, described below.

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

ev3 International, Inc.

On November 16, 2001, the Company signed a sales representative agreement with ev3 International. Under the terms of the agreement, ev3 International provides product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where the Company has no existing third-party distributor for its products, and distributor management services in certain countries outside the U.S. and Canada where the Company has an existing third-party distributor for its products. The countries formerly included in the territory covered by the Company’s distribution agreement with Guidant are included in the Company’s agreement with ev3 International, and were the initial countries to be served by ev3 International under the sales representative agreement.

ev3 International commenced its activities with respect to the Company’s products in the first quarter of 2002. As distinguished from the terms of the Company’s distribution agreement with Guidant, under which the Company sold products to Guidant and recognized revenues based on sales to Guidant in its capacity as a distributor, title to the Company’s products does not pass upon shipment of such products to ev3 International. Accordingly, commencing in 2002, upon the Company’s sale of products to end-users, the Company recognizes revenue at the full amount of the sales price to the end-users.

Stockholders owning a majority of the common stock of ev3 International are members of Micro Investment, LLC, the Company’s largest stockholder. Additionally, James Corbett, who became Chairman of the Company’s Board of Directors in January 2002 and acting President and Chief Executive Officer of the Company in April 2002, is the President of ev3 International, Inc. and is Executive Vice President and a director of ev3 Inc., the parent company of ev3 International; Dale Spencer, a director of the Company, is a director of ev3 International and Chairman of the Board of Directors of ev3 Inc.; Elizabeth Weatherman, a director of the Company, is a director of ev3 Inc.; and Paul Buckman, a director of the Company, is President, Chief Executive Officer and a director of ev3 Inc.

Century Medical, Inc.

In September 1998, the Company entered into a distribution agreement with Century, which provided for distribution of all the Company’s products by Century in Japan. Significant revenues are not expected to be derived from sales in Japan until the Company’s products receive regulatory approval in Japan, and market training and product launch activities are substantially underway. The Company’s peripheral blood clot therapy products received regulatory approval in May 1999, and certain of the Company’s micro catheter and access products first received regulatory approval in September 1999. Market training and product launch activities have not yet commenced for all of these products, however. Accordingly, the Company has not realized significant revenues to date from sales in Japan.

In December 2001, the Company commenced discussions with Century regarding modification or termination of the September 1998 distribution agreement. On April 1, 2002, the Company and Century signed a Regulatory Transition and Short-Term Distribution Agreement, which supercedes the September 1998 distribution agreement, provides for the transition, over a one-year period ending March 31, 2003, of regulatory responsibilities in Japan from Century to the Company with respect to the Company’s products, and provides for the termination of Century’s Japanese distributorship on March 31, 2003.

Following March 31, 2003, the Company will repurchase, from Century inventory on-hand at March 31, 2003, at the lower of $150,000 or 105% of Century’s original purchase price, the Company’s products purchased by Century from the Company. As a result of these repurchase terms, the Company modified its revenue recognition policy with respect to shipments to Century, under which revenues related to shipments to Century subsequent to December 31, 2001 will be recognized only upon Century’s sale of such inventory to its customers.

The Company is required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century must achieve by March 31, 2003. The Company accrued the entire termination fee as of December 31, 2001, and has paid Century $200,000 as of March 31, 2002 based on Century’s achievement of milestones as of that date.

Micro Investment, LLC.

On May 25, 2001, the Company entered into a securities purchase agreement with Micro Investment, LLC, a Delaware limited liability company managed by Warburg, Pincus Equity Partners, L.P.

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

Critical Accounting Policies

The Company has identified its revenue recognition policy as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to this policy on the Company’s business operations are discussed throughout this Management’s Discussion and Analysis or Plan of Operation in which the application of this policy and its expected effect on the Company’s reported and expected financial results are described, and “Certain Factors that May Affect Our Business and Future Results” under which associated risks are described. For a detailed discussion on the application of this and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements in Item 14 of the Company’s 2001 Annual Report on Form 10-KSB. Note that the Company’s preparation of this Quarterly Report on Form 10-QSB requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Results of Operations

Comparison of The Three Months Ended March 31, 2001 and 2002

Following is information with respect to net sales for the three months ended March 31, 2001 and 2002:

	For The Three Months Ended March 31,
	2001	2002
Peripheral blood clot therapy
United States	$730,268	$650,874
Europe	10,436	9,729
Rest of World	9,635	17,110

Total peripheral blood clot therapy net sales	750,339	677,713

Onyx
United States	25,300	163,758
Europe	282,710	284,892
Rest of World	53,420	30,680

Total Onyx net sales	361,430	479,330

Micro catheter and access product
United States	339,774	684,222
Europe	593,789	606,701
Rest of World	158,079	189,352

Total micro catheter and access product net sales	1,091,642	1,480,275

Other
United States	13,353	47,659
Europe	—	—
Rest of World	—	—

Total other net sales	13,353	47,659

Total net sales	$2,216,764	$2,684,977

The decrease in peripheral blood clot therapy sales from the three months ended March 31, 2001 to 2002 resulted primarily from lower sales to end users by Abbott, which resulted in reduced additional purchase price payments from Abbott to the Company. Such additional purchase price payments are based on, and calculated as a percentage of, Abbott’s net sales, as defined in the distribution agreement between the Company and Abbott. The Company recognizes as sales the additional purchase price upon Abbott’s reporting of sales to its customers.

The increase from the three months ended March 31, 2001 to 2002 in Onyx sales in the United States are attributable to the commencement of the use of Onyx for treating brain aneurysm and AVM cases as part of the Company’s pivotal clinical trials for each such Onyx application, both of which commenced in the second quarter of 2001. Onyx sales in Europe from the three months ended March 31, 2001 to 2002 were substantially unchanged, and reflected a decrease in unit sales, amounting to approximately $115,000, attributable to the business interruption effects of the termination in the fourth quarter of 2001 of the Company’s relationship with Guidant and the training in the first quarter of 2002 of the ev3 International sales force, net of an increase of approximately the same amount, attributable to the effects of the change in European marketing arrangements from Guidant to ev3 International, discussed above.

The increase in sales of micro catheter and access products in the United States during the three months ended March 31, 2002, relative to 2001, results primarily from sales in support of the pivotal clinical trials, amounting to approximately $165,000 of the increase, and from sales for general purpose use, amounting to approximately $180,000 of the increase. Sales of micro catheter and access products in Europe during the three months ended March 31, 2002, relative to 2001, were substantially unchanged, and reflected a decrease in unit sales, amounting to approximately $223,000, attributable to the business interruption effects of the termination of the relationship with Guidant and the training of the ev3 International sales force, both as discussed above, net of an increase of approximately $236,000, attributable to the effects of the change in European marketing arrangements from Guidant to ev3 International, also as discussed above.

The Company believes that sales of Onyx, and micro catheters and access products will experience an increase in fiscal year 2002, relative to 2001, based primarily on the aforementioned effects of the change in European marketing arrangements from Guidant to ev3 International, and the expected increase in unit sales as a result of the European commercial launch in 2002 of Onyx for use in the treatment of brain aneurysms. There can be no assurance, however, that the Company’s efforts will be successful.

Cost of sales for the three months ended March 31, 2002 was $1,154,268, which was relatively unchanged from $1,111,426 for the corresponding period in 2001. As a percentage of sales, cost of sales decreased to 43% for the three months ended March 31, 2002, from 50% for the corresponding period in 2001. These results reflect the effects of the change in European marketing arrangements from Guidant to ev3 International, discussed above.

The Company believes that cost of sales, as a percentage of sales, will continue to decrease in 2002 due to the effects of the change in European marketing arrangements from Guidant to ev3 International, and to anticipated volume increases in the United States of sales of micro catheter and access products, although there is no assurance that such volume increases will occur.

Research and development expenses, which include regulatory and clinical expenses, were relatively unchanged from $2,231,690 for the three months ended March 31, 2001 to $2,248,361 for the corresponding period in 2002. This result is attributable to a decrease from the three months ended March 31, 2001 to the corresponding period in 2002 in the Company’s activities in product development, net of an increase in expenses related to the pivotal clinical trial activity in the U.S. in connection with Onyx. The Company believes that research and development activity will experience an increase in fiscal year 2002, relative to 2001, due to the expected pace of the Company’s product development efforts, and that clinical and regulatory expenses will also experience an increase in 2002, relative to 2001, based on the expected continuation of the pivotal clinical trials in the U.S.

Selling, general and administrative expenses increased 44% from $2,116,908 for the three months ended March 31, 2001 to $3,038,319 for the corresponding period in 2002. This increase was due primarily to the effects of the terms of the sales representative agreement with ev3 International, under which ev3 International commenced charging fees to the Company for its services in 2002. The Company believes this factor will result in increased selling, general and administrative expenses in fiscal year 2002, relative to 2001.

Interest income for the three months ended March 31, 2002 was $163,000, as compared to $101,025 for the corresponding period in 2001, an increase of 61%. This increase is due to the higher average cash balances in the 2002 period, relative to the corresponding period in 2001, arising from the proceeds from the financing transaction with Micro Investment, which was completed in July 2001.

Interest expense for the three months ended March 31, 2002 was nil, as compared to $265,937 for the corresponding period in 2001. This decrease was due to the repayment, in September and October 2001, of notes payable to Century and Guidant.

As a result of the items discussed above, the Company incurred a net loss of $3,594,571 for the three months ended March 31, 2002, compared to a net loss of $3,408,972 for the corresponding period in 2001.

Liquidity and Capital Resources

Since inception, the Company’s costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of approximately $77 million at March 31, 2002. To initially fund its operations, the Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million.

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

Under the terms of the distribution agreement executed in August 1998, and a new distribution agreement entered into in June 2000 that superceded the previously existing agreement, the Company receives an initial purchase price payment from Abbott upon shipment of product from the Company to Abbott. The Company receives additional purchase price payments based upon Abbott’s net sales, as defined in the agreement.

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

Under the terms of the distribution agreement with Century, the Company received from Century a $500,000 advance payment on September 30, 1998, which amount was applied against Century’s purchase orders for the Company’s products. By November 2000, such advance payment had been fully applied against purchases.

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

In December 2001, the Company commenced discussions with Century regarding modification or termination of the September 1998 distribution agreement. On April 1, 2002, the Company and Century signed a Regulatory Transition and Short-Term Distribution Agreement, which supercedes the September 1998 distribution agreement, provides for the transition, over a one-year period ending March 31, 2003, of regulatory responsibilities in Japan from Century to the Company with respect to the Company’s products, and provides for the termination of Century’s Japanese distributorship on March 31, 2003. Following March 31, 2003, the Company will repurchase, from Century inventory on-hand at March 31, 2003, and at the lower of $150,000 or 105% of Century’s original purchase price, the Company’s products purchased by Century from the Company. The Company is required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century must achieve by March 31, 2003.

As of March 31, 2002, the Company had cash and cash equivalents of $29.1 million. Cash used in the Company’s operations for the three months ended March 31, 2002 was $8.5 million, reflecting primarily the loss from operations and increases in accounts receivable and inventories, and decreases in accounts payable, accrued liabilities, and accrued salaries and benefits. Cash used in investing activities for the three months ended March 31, 2002 was $212,000 and primarily reflected expenditures for property and equipment and intellectual property. While continued investments will be made for property and equipment and for intellectual property, the Company has no significant capital commitments as of March 31, 2002. Cash provided by financing activities for the three months ended March 31, 2002 was $801,000, primarily consisting of the proceeds from employees’ exercises of stock options.

The Company believes that current resources will be sufficient to fund its operations until such time as the Company is able to generate positive cash flows through operations, which the Company anticipates will commence in the second half of 2003. However, the Company’s future liquidity and capital requirements will be influenced by numerous factors, including results under the distribution agreement with Abbott, the transition agreement with Century, the sales representative agreement with ev3 International, and similar future agreements, should any be entered into. In this respect, the Company’s distribution agreement with Abbott gives the Company the ability to terminate this agreement upon the payment of a fee following a change in control of the Company such as occurred as a result of the transaction with Micro Investment. In addition, commencing June 30, 2002, the Company may have the ability to terminate its distribution agreement with Abbott, should Abbott fail to perform in conformity with certain provisions of the distribution agreement. Termination by the Company under these provisions would require the payment of a termination fee and would also require expenditures to establish a replacement distribution system. Additional factors which could influence the Company’s future liquidity and capital requirements include progress of the Company’s clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, the resources the Company devotes to developing, manufacturing and marketing its products and the demands created by its operational and development programs.

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, requires that long-lived assets that are to be disposed by sale be measured at the lower of book value or fair value less cost to sell and expands the scope of discontinued operations to include all components of an entity with operations that (a) can be distinguished from the rest of the entity and (b) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001 and is therefore effective for the Company beginning with its fiscal quarter ending March 31, 2002. The Company has determined that there is no impact resulting from the adoption of SFAS No. 144 on its consolidated financial statements.

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

Our products may not be accepted by the market, which could harm our sales and revenues.  Even if we are successful in developing safe and effective products that have received marketing clearance, our products may not gain market acceptance. In order for Onyx or any of our other products to be accepted, we must address the needs of potential customers. The target customers for our products are doctors who use X-rays and radioactive substances in the diagnosis and treatment of diseases, or radiologists. Specifically, we target two types of radiologists: (1) interventional neuroradiologists, who specialize in the minimally invasive treatment of neuro vascular disorders, and (2) interventional radiologists, who specialize in minimally invasive treatment of peripheral vascular disorders. However, even if these targeted customers accept our products, this acceptance may not translate into sales. Additionally, our market share for our existing products may not grow, and our products that have yet to be introduced may not be accepted in the market.

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

One of our stockholders holds nearly a majority of our common stock, which enables it to control our Board of Directors and cause or prevent significant transactions.  One of our stockholders, Micro Investment, beneficially owns nearly 50% of our outstanding common stock. Micro Investment will be able to exercise voting control over us for the foreseeable future and will be able to elect the entire Board of Directors, set dividend policy and otherwise generally determine our management. Micro Investment appointed a majority of our current Board of Directors, and so long as Micro Investment holds 30% of the outstanding shares of common stock of Micro Therapeutics, Micro Investment shall be entitled to designate four of the members of our Board of Directors. This control by Micro Investment could prevent, or make more difficult, a sale of Micro Therapeutics that is not on terms acceptable to Micro Investment. In addition, this control would allow Micro Investment to prevent, or alternatively, to cause to occur, significant corporate transactions.

We have a limited operating history, during which time we have not been profitable.  We were incorporated in 1993. To date, our business has generated limited product sales. From our inception through March 31, 2002, we incurred cumulative losses of approximately $77 million. We expect additional losses as we expand our research and development, clinical, regulatory, manufacturing and marketing efforts. We may not achieve significant sales of our products or become profitable. We could encounter substantial delays and unexpected expenses related to the introduction of our current and future products, or our research and development, clinical, regulatory, manufacturing and marketing efforts. Such delays or expenses could reduce revenues, increase operating losses and have a negative effect on our business.

We depend on patents and proprietary technology to protect our intellectual property and our business.  Our success will depend in part on our ability to:

•	Obtain and maintain patent protection for our products;
•	Preserve our trade secrets; and
•	Operate without infringing the proprietary rights of others.

The patent position of a medical device company may involve complex legal and factual issues. As of May 7, 2002, we held 59 issued U.S. patents and four issued foreign patents, and have 39 U.S. and 54 foreign patent applications pending. Our issued U.S. patents cover technology underlying our neuro vascular products, such as Onyx and micro catheters, and our peripheral vascular products, such as the thrombolytic brush. The expiration dates of these patents range from 2009 to 2021. The pending claims cover additional aspects of our neuro vascular and peripheral vascular product lines. Each product area we are pursuing is covered by at least three issued patents and, in most instances, several pending patents. One of the patents we use is currently licensed by us from Andrew Cragg, M.D. There is no guarantee that issued patents will provide us significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. It is possible that patents belonging to competitors will require us to alter our technology and products, pay licensing fees or cease to market or develop our current or future technology and products. We also rely on trade secrets to protect our proprietary technology, and it is possible others will independently develop or otherwise acquire equivalent technology or that we will be unable to maintain our technology as trade secrets. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. If we fail to protect our intellectual property rights, there could be a negative impact on our business.

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

We have recently modified, or are in the process of modifying, several of our distribution arrangements, under which we have limited experience. In August 1998, we executed a distribution agreement with Abbott to provide for distribution of our peripheral vascular blood clot therapy products in the United States and Canada, and we entered into a new agreement with Abbott in June 2000. There is no guarantee that Abbott will be able to successfully market or distribute our products. In September 1998, we executed a distribution agreement with Century to provide for distribution of all our products in Japan. We did not enjoy meaningful revenues under the agreement with Century until the second quarter of 1999, following initial marketing clearance for certain of our products. In December 2001, we commenced discussions with Century regarding modification or termination of the September 1998 distribution agreement. On April 1, 2002, Micro Therapeutics and Century signed a Regulatory Transition and Short-Term Distribution Agreement, which supercedes the September 1998 distribution agreement, provides for the transition, over a one-year period ending March 31, 2003, of regulatory responsibilities in Japan from Century to us with respect to our products, and provides for the termination of Century’s Japanese distributorship on March 31, 2003.

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

On November 16, 2001, we signed an agreement with ev3 International, Inc. Under the terms of the agreement, ev3 International commenced providing, on January 1, 2002, product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where we have no existing third-party distributor for our products, and distributor management services in certain countries outside the U.S. and Canada where we have an existing third-party distributor for our products. All the countries that had been included in the territory covered by our distribution agreement with Guidant, as well as Japan, are included in our agreement with ev3 International. ev3 International is a newly-formed company, and is assembling the resources needed to provide the services to us called for by the agreement. There is no guarantee that ev3 International will be successful in completing its formation on a timely basis, or that it will be successful in providing the services to us called for in the agreement. Stockholders owning a majority of the common stock of ev3 International are members of Micro Investment, our largest stockholder. Additionally, James Corbett, who became Chairman of our Board of Directors in January 2002 and our acting President and Chief Executive Officer in April 2002, is the President of ev3 International, Inc. and is Executive Vice President and a director of ev3 Inc., the parent company of ev3 International; Dale Spencer, a member of our Board of Directors, is a director of ev3 International and Chairman of the Board of Directors of ev3 Inc.; Elizabeth Weatherman, a member of our Board of Directors, is a director of ev3 Inc.; and Paul Buckman, a member of our Board of Directors, is President, Chief Executive Officer and a director of ev3 Inc.

Our sales force in the United States consists of seven individuals. There is competition for sales personnel experienced in interventional medical device sales, and there can be no assurance we will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. We believe we will need to continue to expand our third-party relationships or develop our own sales force. Our ability to market our products in certain areas may depend on strategic alliances with marketing partners such as Abbott and ev3 International. There is no guarantee we will be able to enter into agreements other than those with Abbott and ev3 International on acceptable terms or at all. Also, there can be no assurance that such agreements will be successful in developing our marketing capabilities or that we will be able to successfully develop a direct sales force.

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

Based on the information regarding the material composition of Onyx, we believe Onyx shall be regulated as a device. However, the FDA could at a later date determine that Onyx should be regulated as a drug. Such a change could significantly delay the commercial availability of Onyx and have a material adverse effect our business. Before we can commercially market Onyx in the U.S. as a device, we will be required to submit one or more pre-market approval applications to the FDA. This generally involves a substantially longer and less certain review process than that of a 510(k) pre-market notification. Such pre-market approval applications require human clinical testing prior to any action by the FDA. In March 2001, we received FDA approval to begin a pivotal clinical trial in the United States for the use of Onyx in treating 138 brain aneurysms. As of May 1, 2002, a total of 60 aneurysm cases have been treated in the trial. In April 2001, we received FDA approval to begin a pivotal trial of Onyx for the treatment of 106 arteriovenous malformations, or AVMs, in the U.S. As of May 1, 2002, a total of 66 AVM cases have been treated in the trial. Delays in receipt of, failure to receive, or loss of regulatory approvals or clearances to market our products would negatively impact our ability to market these products.

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

Our revenues could be diminished if we are not able to expand our international sales. In the three months ended March 31, 2002, 42% of our revenues were derived from international sales. While revenues from any country outside the United States did not account for 10% or more of our revenues in the three months ended March 31, 2002, sales to customers in Europe represented 34% of our revenues for that period. We believe our future performance will be dependent in part upon our ability to increase international sales. Although the perceived demand for certain products may be lower outside the United States, we intend to continue to expand our international operations and to enter additional international markets, which will require significant management attention and financial resources. There is no guarantee, however, that we will be able to successfully expand our international sales.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

 See Index To Exhibits on Page 30 of this Quarterly Report on Form 10-QSB

(b)    Reports on Form 8-K

 No reports on Form 8-K were filed, or required to be filed, by the Company during the quarterly  period ended March 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO THERAPEUTICS, INC.

Date: May 14, 2002	By:	/s/ Harold A. Hurwitz
Harold A. Hurwitz
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.28.1	Amendment to Sales Representative Agreement, dated as of April 18, 2002, by and between Micro Therapeutics and ev3 International, Inc.

10.30	Regulatory Transition and Short-term Distribution Agreement, dated as of April 1, 2002, by and between Micro Therapeutics and Century Medical, Inc. *

10.31	Lease and Support Services Agreement, dated as of April 18, 2002, by and between Micro Therapeutics and ev3 International, Inc.

*
Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to Micro Therapeutics’ application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.