Form 10QSB
period 2002-06-30
MICRO THERAPEUTICS INC
filed 2002-08-14
CIK 311407

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 0-6523

MICRO THERAPEUTICS, INC.
(exact name of small business issuer as specified in its charter)

Delaware	33-0569235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at August 7, 2002
Common Stock, $.001 par value	20,383,918

Transitional small business disclosure format:    Yes  ☐     No  ☒

Page 1 of 31 Pages
Exhibit Index on Page 31

MICRO THERAPEUTICS, INC.

MICRO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2002
(Unaudited)

A S S E T S:
Current assets:
Cash and cash equivalents	$27,241,440
Accounts receivable, net of allowance for doubtful accounts of $79,237	3,589,824
Inventories, net of allowance for obsolescence of $172,905	3,409,074
Prepaid expenses and other current assets	1,400,741

Total current assets	35,641,079
Property and equipment, net of accumulated depreciation of $3,210,913	1,469,534
Patents and licenses, net of accumulated amortization of $515,908	1,938,755
Other assets	42,110

Total assets	$39,091,478

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$736,436
Accrued salaries and benefits	1,103,612
Accrued liabilities	1,642,193
Deferred revenue	100,005

Total current liabilities	3,582,246
Deferred revenue	525,002

Total liabilities	4,107,248

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $0.001 par value, 35,000,000 shares authorized; 20,383,918 shares issued and outstanding	20,384
Additional paid-in capital	110,851,984
Stockholder notes receivable	(384,575)
Accumulated deficit	(75,503,563)

Total stockholders’ equity	34,984,230

Total liabilities and stockholders’ equity	$39,091,478

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Six Months Ended June 30, 2001 and 2002
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2002	2001	2002
Net sales	$2,568,261	$3,287,475	$4,785,025	$5,972,451
Cost of sales	1,384,508	1,339,939	2,496,048	2,494,207

Gross margin	1,183,753	1,947,536	2,288,977	3,478,244

Costs and expenses:
Research and development	2,157,768	3,446,793	4,389,458	5,695,154
Selling, general and administrative	2,443,759	4,827,048	4,560,667	7,865,367

Total costs and expenses	4,601,527	8,273,841	8,950,125	13,560,521

Loss from operations	(3,417,774)	(6,326,305)	(6,661,148)	(10,082,277)

Other income (expense):
Interest income	59,362	123,487	160,387	291,017
Interest expense	(267,076)	-	(533,013)	(4,530)
Gain on sale of investment	-	7,385,812	-	7,385,812
Gain on foreign currency translation	-	141,303	-	141,303

	(207,714)	7,650,602	(372,626)	7,813,602

Income (loss) before provision for income taxes	(3,625,488)	1,324,297	(7,033,774)	(2,268,675)

Provision for income taxes	-	-	800	1,600

Net income (loss)	($3,625,488)	$1,324,297	($7,034,574)	($2,270,275)

Per share data:
Net income (loss) per share
Basic	($0.34)	$0.07	($0.68)	($0.11)
Diluted	($0.34)	$0.06	($0.68)	($0.11)
Weighted average shares outstanding (in thousands)
Basic	10,628	20,351	10,307	20,312
Diluted	10,628	20,471	10,307	20,312

See notes to unaudited financial statements.

MICRO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2002
(Unaudited)
	2001	2002
Cash flows from operating activities:
Net loss	($7,034,574)	($2,270,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	466,555	492,225
Amortization of note payable discounts	200,334	-
Gain on sale of investment	-	(7,385,812)
Compensation related to stock options	210,000	120,000
Change in operating assets and liabilities:
Accounts receivable	(536,006)	(2,502,643)
Inventories	(786,902)	(859,009)
Prepaid expenses and other assets	(115,039)	(989,599)
Accounts payable	175,722	(201,765)
Accrued salaries and benefits	148,273	(3,681)
Accrued liabilities	(21,810)	(3,942,371)
Deferred revenue	(137,498)	(50,000)

Net cash used in operating activities	(7,430,945)	(17,592,930)

Cash flows from investing activities:
Gain on sale of investment	-	7,385,812
Additions to property and equipment	(166,947)	(288,964)
Additions to patents and licenses	(218,338)	(205,116)

Net cash provided by (used in) investing activities	(385,285)	6,891,732

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	94,632	101,426
Proceeds from exercise of stock options	11,227	901,989
Common stock issuance costs	-	(34,983)
Proceeds from issuance of common stock in private placements	7,219,872	-
Repayments on equipment line of credit	(30,693)	-

Net cash provided by financing activities	7,295,038	968,432

Net decrease in cash and cash equivalents	(521,192)	(9,732,766)

Cash and cash equivalents at beginning of year	9,872,561	36,974,206

Cash and cash equivalents at end of period	$9,351,369	$27,241,440

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

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Micro Therapeutics, Inc. and its wholly-owned subsidiary, Micro Therapeutics International, Inc. (collectively, the “Company”), which was incorporated on June 30, 2000 for the purpose of carrying out the Company’s international activities other than sales of product. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The securities purchase agreement provides that, for as long as Micro Investment owns at least 10% of the outstanding shares of the Company’s common stock, the Company’s Board of Directors shall not exceed seven members. In December 2001, the Company obtained a waiver from Micro Investment, which allowed the Company to expand the Board of Directors to eight members. The securities purchase agreement specifies, based on the percentage of outstanding shares of the Company’s common stock owned by Micro Investment, how many persons the Company shall nominate to its Board of Directors and use its best efforts to cause to be elected that have been designated by Micro Investment. So long as Micro Investment holds 30% of the outstanding shares of common stock of the Company, Micro Investment shall be entitled to designate four members of the Company’s Board of Directors. As of August 7, 2002, the Company’s Board of Directors comprised eight members, four of which were designees of Micro Investment, which owned 49.58% of the Company’s outstanding common stock at that date.

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

Under the terms of the sales representative agreement, title to the Company’s products does not pass upon shipment of such products to ev3 International. Accordingly, the Company defers revenue recognition for products shipped to ev3 International until such products are sold to end-users or to third-party distributors. The countries formerly included in the territory covered by the Company’s distribution agreement with Guidant are included in the Company’s agreement with ev3 International. At June 30, 2002, inventory of the Company’s products, amounting to $432,032, was maintained at ev3 International’s European facility. In addition, accounts receivable collected by ev3 International on the Company’s behalf through June 30, 2002, and included in accounts receivable as of that date, amounted to $752,474. Such amount was paid to the Company by ev3 International in July 2002.

ev3 International’s product promotion, marketing and sales solicitation activities are performed by its sales force, the activities of which are under the direction of a committee chaired by the Company’s Vice President, Marketing. The Company pays ev3 International a fee for such services, initially amounting to 105% of ev3 International’s cost for maintaining the sales force. Under the terms of the sales representative agreement, the Company and ev3 International have established a budgeted breakeven point based on estimated sales of the Company’s products in territories served by the sales force, related cost of sales and sales force costs. Upon reaching this breakeven point, the fee to be paid by the Company to ev3 International will be adjusted, on a retrospective basis to January 1, 2002, and will be calculated as ev3 International’s cost for maintaining the sales force plus 10% of sales of the Company’s products in territories served by the sales force. Accordingly, the Company has accrued fees payable to ev3 International at June 30, 2002 that reflect this retrospective adjustment as if it had been made effective January 1, 2002. The agreement with ev3 International also calls for the Company to be charged a distributor management fee of 10% of sales to third-party distributors with respect to whom ev3 International performs such services. In addition, ev3 International charges the Company a fee for all general and administrative services at an amount agreed upon by the parties at the beginning of each year of the agreement based on ev3 International’s estimated annual expenditures for such services and its estimate of the percentage of such services to be used by the Company. Fees charged by ev3 International to the Company, included in selling, general and administrative expenses, for the three and six months ended June 30, 2002 for the services described in this paragraph amounted to $1,110,779 and $1,936,071, respectively. No amounts were payable by the Company to ev3 International at June 30, 2002.

In April 2002, the Company and ev3 International signed a Lease and Support Services Agreement, under which the Company provides ev3 International with office space and certain facility-related and administrative services in exchange for a fee. The agreement has a three-year term and may be renewed for an additional two years. The company commenced charging ev3 International the fee on April 1, 2002 at a rate of $1,200 per month. The fee is to be annually recalculated, based on the square footage utilized by ev3 International and the Company’s budgeted facility costs. The Company also charges ev3 International for the cost of one administrative employee, amounting to approximately $7,500 per month.

Stockholders owning a majority of the common stock of ev3 International are members of Micro Investment, the Company’s largest stockholder. Additionally, the individual who became Chairman of the Company’s Board of Directors in January 2002 and the Company’s acting President and Chief Executive Officer in April 2002 is the President of ev3 International and is Executive Vice President and a director of ev3 Inc., the parent company of ev3 International; and the four designees of Micro Investment who are members of the Company’s Board of Directors (Note 3) also hold the following positions: one designee is a director of ev3 International and Chairman of the Board of Directors of ev3 Inc.; two designees are directors of ev3 Inc.; and the fourth designee is President, Chief Executive Officer and a director of ev3 Inc. Concurrent with the Chairman of the Company’s Board of Directors becoming acting President and Chief Executive Officer of the Company in April 2002, the Company’s Board of Directors appointed the two directors who were neither members of the Company’s management nor designees of Micro Investment (Note 3) to constitute an independent committee of the Company’s Board of Directors. This independent committee has decision-making and approval authority for all transactions and other matters between the Company and ev3 International.

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

The Company is required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century must achieve by March 31, 2003. The Company accrued the entire termination fee as of December 31, 2001, and has paid Century $650,000 as of June 30, 2002 based on Century’s achievement of milestones as of that date.

Abbott Laboratories

On June 28, 2000, the Company and Abbott Laboratories entered into a distribution agreement, which superceded a previously existing distribution agreement entered into in August 1998. Under the June 2000 agreement, as amended in May 2002, Abbott purchases the Company’s peripheral blood clot therapy products for distribution in the United States, and the Company has certain responsibilities for marketing and promotion. The agreement has an initial term through 2008, which may be extended by mutual agreement. Abbott may terminate the agreement upon 180 days written notice, and the Company has the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events have not occurred or if Abbott has not achieved certain performance criteria, as defined in the agreement, as of the previous June 30. As of June 30, 2002, certain of those events had not occurred, and, on July 28, 2002, the Company notified Abbott of the Company’s intent to terminate the distribution agreement effective December 31, 2002. Final terms regarding the termination are yet to be negotiated between Abbott and the Company, among such terms being the possible payment by the Company to Abbott of a termination fee of $1.2 million set forth in the distribution agreement.

5.    Enteric Medical Technologies, Inc.

The Company has a license agreement with Enteric Medical Technologies, Inc. under which Enteric Medical may develop non-vascular applications using the Company’s proprietary Onyx technology in the gastrointestinal tract, and pay the Company a royalty based on net revenues derived form Enteric’s sale of licensed products. As partial consideration for entering into the license agreement, the Company received shares of Enteric common stock, which approximated 20% of Enteric’s outstanding equity voting interests as of the date of its acquisition, as discussed below.

On June 12, 2002, Boston Scientific Corporation and Enteric entered into a merger agreement under which Boston Scientific acquired all the outstanding common and preferred stock of Enteric. Pursuant to the terms of the merger agreement, each Enteric stockholder received a pro rata share of a Closing Payment, net of amounts set aside as an escrow to provide for future indemnity claims, if any. Accordingly, the Company recorded as other income its pro rata share of the Closing Payment received, amounting to $7,385,812, representing a gross Closing Payment of $8,415,381, less escrowed funds of 10%, amounting to $841,538, and other reserves amounting to $188,031.

In addition, the merger agreement gives each Enteric stockholder the right to receive a pro rata share of a First Contingent Payment and a Second Contingent Payment, should Enteric achieve defined milestones on or before the fifth anniversary of the merger agreement. On June 12, 2002, Enteric estimated the Company’s pro rata share of the First and Second Contingent Payments to be up to approximately $8.6 million and $7.8 million, respectively, less escrowed funds of 10% and 20%, respectively, of such amounts. However, such Contingent Payments are dependent upon Enteric achieving milestones in conformity with the merger agreement, and are subject to reduction for other conditions specified in the merger agreement. Accordingly, the Company will record income from the proceeds, if any, from the Contingent Payments upon notification from Boston Scientific as to the achievement of one or both milestones by Enteric in conformity with the merger agreement, and will record income from unexpended escrow funds, if any, upon notification from Boston Scientific as to the release of such funds from escrow, the time frame for which is defined in the merger agreement.

6.    Related Party Transactions

In April 2002, the Company’s then-President and Chief Executive Officer resigned, and entered into a one-year consulting agreement with the Company under which the former officer is paid a monthly fee of $20,125. The Company has accrued the entire cost of the agreement, amounting to $241,500, as of the inception date of the agreement, which amount is included in selling, general and administrative expenses in the accompanying 2002 consolidated statements of operations. Included in accrued liabilities at June 30, 2002, is $176,429, representing remaining future payments under the terms of the agreement.

Effective June 1, 2002, the Company entered into an employment agreement with its current acting President and Chief Executive Officer, who also is Chairman of the Company’s Board of Directors, President of ev3 International and Executive Vice President and a director of ev3 Inc. Concurrently, with respect to relocation expenses for such officer, the Company entered into an agreement with ev3 Inc. Under the terms of both agreements, the Company will pay 75% of relocation expenses, as defined in the agreements, up to an aggregate expenditure by the Company of $352,500. In the event that such individual ceases to serve as the Company’s Chief Executive Officer prior to May 31, 2003, the Company will be reimbursed for a pro rata portion of relocation expenses previously paid by the Company based on the fraction of the year ending May 31, 2003 that the individual will not have served as the Company’s Chief Executive Officer. In June 2002, the Company accrued its estimate of relocation costs to be paid by the Company, amounting to $352,500, which amount is included in selling, general and administrative expenses in the accompanying 2002 consolidated statements of operations and which is included in accrued liabilities at June 30, 2002. The agreements also provide for the Company to make a loan to such individual in an amount equal to the difference between an agreed-upon value of the residence from which the individual will be relocating, and existing obligations collateralized by such residence. The loan, amounting to $1,817,833, was made by the Company in July 2002, is collateralized by the residence and is to be repaid to the Company from the proceeds from a sale of the residence. Under the terms of the agreement between the Company and ev3 Inc., should the proceeds from a sale of the residence be insufficient to fully satisfy the loan, the resulting shortfall would be considered a relocation expense and subject to the relocation expense ratio and aggregate expenditure limits described above. In the event that the residence is not sold and the loan is not repaid by the earlier of (a) one year from the date on which the loan was made, or (b) the date on which the individual ceases to be the Company’s Chief Executive Officer, ev3 Inc. shall reimburse the Company for the full amount of the loan.

7.    Per Share Information

Basic net income per share for the three months ended June 30, 2002 is calculated by dividing the net income for the period by the weighted average number of common shares issued and outstanding during the period. Diluted net income per share for such period is calculated by dividing the net income by the weighted average number of common shares issued and outstanding during the period plus potential common shares, represented by options.

For the six months ended June 30, 2002 and for all periods presented in 2001, net loss per share is calculated by dividing the net loss for the applicable period by the weighted average number of common shares issued and outstanding during the period. Potential common shares, represented by options and, in 2001, convertible debt, have been excluded from the calculations due to their anti-dilutive effect. Basic and diluted net loss per share are the same for such periods.

8.    Segment Information

Information with respect to net sales for the three and six months ended June 30, 2001 and 2002 is as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2001	2002	2001	2002
Product Segments
Peripheral blood clot therapy	$747,591	$659,461	$1,497,931	$1,337,174
Onyx	471,993	708,062	833,413	1,187,392
Micro catheter and access products	1,332,572	1,910,392	2,424,224	3,390,667
Other	16,105	9,560	29,457	57,218

Total net sales	$2,568,261	$3,287,475	$4,785,025	$5,972,451

Geographic Segments
United States	$1,406,331	$1,503,512	$2,515,026	$3,050,025
International	1,161,930	1,783,963	2,269,999	2,922,426

Total net sales	$2,568,261	$3,287,475	$4,785,025	$5,972,451

Sales to Abbott constituted 19% and 21% of total net sales for the three and six months ended June 30, 2002, respectively, and 27% and 30% for the three and six months ended June 30, 2001, respectively.

Sales to Guidant constituted 27% and 28% of total net sales for the three and six months ended June 30, 2001, respectively.

No other customer accounted for 10% or more of net sales for any of the periods presented.

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

Abbott Laboratories

The Company commenced U.S. commercial shipments of its first thrombolytic infusion catheters in November 1994. Through the third quarter of 1999, the majority of the Company’s revenues were derived from sales of its initial infusion catheters and related accessories, and its line of mechanical thrombolytic brushes. In August 1998, and as revised in June 2000 and May 2002, the Company entered into a distribution agreement with Abbott, which provides for distribution of such products by Abbott in the United States. The Company expects sales of the products mentioned above, and similar products, to continue to provide a significant portion of the Company’s revenues. The Company currently sells such products outside the United States and Canada through a limited number of distributors, however, revenues under these arrangements have not been significant to date.

The current agreement with Abbott has an initial term through 2008, which may be extended by mutual agreement. Abbott may terminate the agreement upon 180 days written notice, and the Company has the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events have not occurred or if Abbott has not achieved certain performance criteria, as defined in the agreement, as of the previous June 30. As of June 30, 2002, certain of those events had not occurred, and, on July 28, 2002, the Company notified Abbott of the Company’s intent to terminate the distribution agreement effective December 31, 2002. Final terms regarding the termination are yet to be negotiated between Abbott and the Company.

Guidant Corporation

In November 1997, the Company signed an agreement with Guidant to distribute the Company’s neuro products in Europe and, in August 1998, that agreement was expanded to include distribution in Europe of the Company’s peripheral embolization products. Until September 1999, no significant revenues had been received under the Guidant arrangement. Revenues under the Guidant arrangement were dependent, to a significant extent, upon the receipt by the Company of CE Mark certification for applications of the Company’s proprietary liquid embolic material, Onyx, market training and product launch activities. In July 1999, the Company received CE Mark approval for the treatment of arteriovenous malformations, or AVMs, in the brain using Onyx and, accordingly, the Company initiated market-training activities in July 1999. Product launch activities with respect to the brain AVM application commenced in September 1999. In April 1999 and March 2000, the Company obtained CE Mark approval for the peripheral embolization and brain tumor applications, respectively, of Onyx, however, the Company has decided to defer commencing market training activities while concentrating on other applications of Onyx.

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

Stockholders owning a majority of the common stock of ev3 International are members of Micro Investment, LLC, the Company’s largest stockholder. Additionally, James Corbett, who became Chairman of the Company’s Board of Directors in January 2002 and acting President and Chief Executive Officer of the Company in April 2002, is the President of ev3 International, Inc. and is Executive Vice President and a director of ev3 Inc., the parent company of ev3 International; Dale Spencer, a director of the Company, is a director of ev3 International and Chairman of the Board of Directors of ev3 Inc.; Elizabeth Weatherman and Richard Emmitt, directors of the Company, are directors of ev3 Inc.; and Paul Buckman, a director of the Company, is President, Chief Executive Officer and a director of ev3 Inc.

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

The Company is required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century must achieve by March 31, 2003. The Company accrued the entire termination fee as of December 31, 2001, and has paid Century $650,000 as of June 30, 2002 based on Century’s achievement of milestones as of that date.

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

Results of Operations

Comparison of The Three and Six Months Ended June 30, 2001 and 2002

Following is information with respect to net sales for the three and six months ended June 30, 2001 and 2002:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2001	2002	2001	2002
Product Segments
Peripheral blood clot therapy	$747,591	$659,461	$1,497,931	$1,337,174
Onyx	471,993	708,062	833,413	1,187,392
Micro catheter and access products	1,332,572	1,910,392	2,424,224	3,390,667
Other	16,105	9,560	29,457	57,218

Total net sales	$2,568,261	$3,287,475	$4,785,025	$5,972,451

Geographic Segments
United States	$1,406,331	$1,503,512	$2,515,026	$3,050,025
International	1,161,930	1,783,963	2,269,999	2,922,426

Total net sales	$2,568,261	$3,287,475	$4,785,025	$5,972,451

The decrease in peripheral blood clot therapy sales from the three and six-month periods ended June 30, 2001 to 2002 resulted primarily from lower sales to end users by Abbott, which resulted in reduced additional purchase price payments from Abbott to the Company. Such additional purchase price payments are based on, and calculated as a percentage of, Abbott’s net sales, as defined in the distribution agreement between the Company and Abbott. The Company recognizes as sales the additional purchase price upon Abbott’s reporting of sales to its customers.

The increase from the three and six-month periods ended June 30, 2001 to 2002 in Onyx sales are primarily attributable to the effects of the change in European marketing arrangements from Guidant to ev3 International, discussed above, amounting to approximately $150,000 and $200,000 of the three and six-month increases, respectively, and to sales in 2002 to customers in countries outside the United States and Europe, amounting to approximately $175,000 and $155,000 of the three and six-month increases, respectively.

The increase in sales of micro catheter and access products for the three and six-month period ended June 30, 2002, relative to 2001, results primarily from sales of such products for general purpose use in the United States, amounting to approximately $275,000 and $600,000 of the three and six-month increases, respectively, and to the effects of the change in European marketing arrangements from Guidant to ev3 International, discussed above, amounting to approximately $200,000 and $400,000 of the three and six-month increases, respectively.

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

Cost of sales for the three and six-month periods ended June 30, 2002 were $1,339,939 and $2,494,207, respectively, which are not materially changed from cost of sales of $1,384,508 and $2,496,048 for the corresponding periods in 2001. As a percentage of sales, cost of sales decreased to 41% and 42% for the three and six-month periods ended June 30, 2002, from 54% and 52% for the corresponding periods in 2001. These results primarily reflect the effects of the change in European marketing arrangements from Guidant to ev3 International, discussed above.

The Company believes that cost of sales, as a percentage of sales, will continue to decrease in 2002 due to the effects of the change in European marketing arrangements from Guidant to ev3 International, and to anticipated volume increases in the United States of sales of micro catheter and access products, although there is no assurance that such volume increases will occur.

Research and development expenses, which include regulatory and clinical expenses, were $3,446,793 and $5,695,154 for the three and six-month periods ended June 30, 2002, as compared to $2,157,768 and $4,389,458 for the corresponding periods in 2001, representing respective increases of 60% and 30%. These increases result primarily from the Company’s increased levels of activities in development of products related to the Company’s Onyx technology, and to the pivotal clinical trial activity in the U.S. in connection with Onyx. The Company believes that research and development activity will continue to experience an increase in fiscal year 2002, relative to 2001, due to the expected pace of the Company’s product development, clinical and regulatory efforts primarily related to the pivotal clinical trials in the U.S.

Selling, general and administrative expenses increased from $2,443,759 and $4,560,667 for the three and six- month periods ended June 30, 2001 to $4,827,048 and $7,865,367 for the corresponding periods in 2002, representing respective increases of 98% and 72%. These increases were due primarily to the effects of the terms of the sales representative agreement with ev3 International, under which ev3 International commenced charging fees to the Company for its services in 2002. Fees charged by ev3 International for the three and six-month periods ended June 30, 2002 were $1,110,779 and $1,936,071, respectively. The Company believes this factor will result in increased selling, general and administrative expenses in fiscal year 2002, relative to 2001. Also contributing to the increases were marketing expenses, attributable primarily to higher levels of customer training and proctoring activities in Europe, which increased $450,000 and $480,000 for the three and six-months periods ended June 30, 2002 as compared to the corresponding periods in 2001, and non-recurring accruals in the second quarter of 2002, amounting to $600,000, related to a consulting agreement between the Company and its former President and Chief Executive Officer, and expenses in connection with the relocation of the Company’s current President and Chief Executive Officer.

Interest income for the three and six-month periods ended June 30, 2002 were $123,487 and $291,017, respectively, as compared to $59,362 and $160,387 for the corresponding periods in 2001. These improvements are due primarily to the higher average cash balances in the 2002 periods, relative to the corresponding periods in 2001, arising from the proceeds from the financing transaction with Micro Investment, which was completed in July 2001, and the sale of the Enteric Medical Technologies common stock in June 2002, discussed below. Interest expense for the three and six-month periods ended June 30, 2002 was nil and $4,530, as compared to $267,076 and $533,013 for the corresponding periods of 2001. These decreases are primarily due to the absence of debt in 2002 subsequent to the repayment in September 2001 of the notes payable to Guidant and the repayment in October 2001 of the notes payable to Century Medical.

The gain on sales of investment in 2002 arose from the execution of a merger agreement, effective June 12, 2002, between Enteric Medical Technologies, Inc., in which the Company holds an approximate 20% voting equity interest, and Boston Scientific Corporation under which Boston Scientific acquired all the outstanding common and preferred stock of Enteric. Pursuant to the terms of the merger agreement, each Enteric stockholder received a pro rata share of a Closing Payment, net of amounts set aside as an escrow to provide for future indemnity claims, if any. Accordingly, the Company recorded as other income its pro rata share of the Closing Payment received, amounting to $7,385,812, representing a gross Closing Payment of $8,415,381, less escrowed funds of 10%, amounting to $841,538, and other reserves amounting to $188,031.

The gain from foreign currency translation for the three and six months ended June 30, 2002 was $141,303, as compared to no gain in the corresponding periods of 2001. Concurrent with the establishment of the Company’s distribution arrangements with ev3 International in 2002, the Company commenced invoicing its overseas customers in local currency, which strengthened against the U.S. dollar during the second quarter of 2002, resulting in such gains.

As a result of the items discussed above, the Company had net income of $1,324,297 for the three months ended June 30, 2002, and incurred a net loss of $2,270,275 for the six months then ended, compared to a net losses of $3,625,488 and $7,034,574 for the corresponding periods in 2001.

Liquidity and Capital Resources

Since inception, the Company’s costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of approximately $76 million at June 30, 2002. To initially fund its operations, the Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million.

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

In December 2001, the Company commenced discussions with Century regarding modification or termination of the September 1998 distribution agreement. On April 1, 2002, the Company and Century signed a Regulatory Transition and Short-Term Distribution Agreement, which supercedes the September 1998 distribution agreement, provides for the transition, over a one-year period ending March 31, 2003, of regulatory responsibilities in Japan from Century to the Company with respect to the Company’s products, and provides for the termination of Century’s Japanese distributorship on March 31, 2003. Following March 31, 2003, the Company will repurchase, from Century inventory on-hand at March 31, 2003, and at the lower of $150,000 or 105% of Century’s original purchase price, the Company’s products purchased by Century from the Company. The Company is required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century must achieve by March 31, 2003. The Company has paid Century $650,000 of such termination fee through June 30, 2002 based on Century’s achievement of milestones as of that date.

On June 12, 2002, Boston Scientific Corporation and Enteric Medical Technologies, in whom the Company had a 20% equity voting interest, entered into a merger agreement under which Boston Scientific acquired all the outstanding common and preferred stock of Enteric. Pursuant to the terms of the merger agreement, each Enteric stockholder received a pro rata share of a Closing Payment, net of amounts set aside as an escrow to provide for future indemnity claims, if any. Accordingly, the Company received, as its pro rata share of the Closing Payment, $7,385,812, representing a gross Closing Payment of $8,415,381, less escrowed funds of 10%, amounting to $841,538, and other reserves amounting to $188,031.

In addition, the merger agreement gives each Enteric stockholder the right to receive a pro rata share of a First Contingent Payment and a Second Contingent Payment, should Enteric achieve defined milestones on or before the fifth anniversary of the merger agreement. On June 12, 2002, Enteric estimated the Company’s pro rata share of the First and Second Contingent Payments to be up to approximately $8.6 million and $7.8 million, respectively, less escrowed funds of 10% and 20%, respectively, of such amounts. However, such Contingent Payments are dependent upon Enteric achieving milestones in conformity with the merger agreement, and are subject to reduction for other conditions specified in the merger agreement. There is no assurance that the Company will receive any additional funds from either the Contingent Payments or the funds currently in escrow.

Under the Company’s June 2000 agreement with Abbott, as amended in May 2002, the Company has the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events have not occurred or if Abbott has not achieved certain performance criteria, as defined in the agreement, as of the previous June 30. As of June 30, 2002, certain of those events had not occurred, and, on July 28, 2002, the Company notified Abbott of the Company’s intent to terminate the distribution agreement effective December 31, 2002. Final terms regarding the termination are yet to be negotiated between Abbott and the Company, among such terms being the possible payment by the Company to Abbott of a termination fee of $1.2 million set forth in the distribution agreement.

As of June 30, 2002, the Company had cash and cash equivalents of $27.2 million. Cash used in the Company’s operations for the six months ended June 30, 2002 was $17.6 million, reflecting primarily the loss from operations and increases in accounts receivable, inventories, prepaids and other assets, and decreases in accounts payable, accrued liabilities, and accrued salaries and benefits. Cash provided by investing activities for the six months ended June 30, 2002 was $6.9 million, which reflected the proceeds received from the sale of the Enteric common stock, net of expenditures for property and equipment and intellectual property. While continued investments will be made for property and equipment and for intellectual property, the Company has no significant capital commitments as of June 30, 2002. Cash provided by financing activities for the six months ended June 30, 2002 was $968,000, primarily consisting of the proceeds from employees’ exercises of stock options and purchases of the Company’s common stock under the Company’s Employee Stock Purchase Plan.

The Company believes that current resources will be sufficient to fund its operations for at least the next twelve months. However, the Company’s future liquidity and capital requirements will be influenced by numerous factors, including results under the sales representative agreement with ev3 International, and similar future agreements, should any be entered into, and the transition from the Company’s current arrangements with Abbott and Century. Additional factors which could influence the Company’s future liquidity and capital requirements include progress of the Company’s clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, the resources the Company devotes to developing, manufacturing and marketing its products and the demands created by its operational and development programs. Should the Company’s current assumptions underlying these factors vary significantly from actual results, the Company’s resources may not be sufficient to fund planned operations, in which case the Company would need to consider raising additional funds, or curtailing or ceasing planned operations. Moreover, should the Company seek to significantly expand its operations, it would likely be required to raise additional funds. There is no assurance that such funds would be available on terms acceptable to the Company, if at all.

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

One of our stockholders holds nearly a majority of our common stock, which enables it to control our Board of Directors and cause or prevent significant transactions. One of our stockholders, Micro Investment, beneficially owns nearly 50% of our outstanding common stock. Micro Investment will be able to exercise voting control over us for the foreseeable future and will be able to elect the entire Board of Directors, set dividend policy and otherwise generally determine our management. Micro Investment appointed four of the eight members of our current Board of Directors, and so long as Micro Investment holds 30% of the outstanding shares of common stock of Micro Therapeutics, Micro Investment shall be entitled to designate four of the members of our Board of Directors. This control by Micro Investment could prevent, or make more difficult, a sale of Micro Therapeutics that is not on terms acceptable to Micro Investment. In addition, this control would allow Micro Investment to prevent, or alternatively, to cause to occur, significant corporate transactions.

We have a limited operating history, during which time we have not been profitable. We were incorporated in 1993. To date, our business has generated limited product sales. From our inception through June 30, 2002, we incurred cumulative losses of approximately $76 million. We expect additional losses as we expand our research and development, clinical, regulatory, manufacturing and marketing efforts. We may not achieve significant sales of our products or become profitable. We could encounter substantial delays and unexpected expenses related to the introduction of our current and future products, or our research and development, clinical, regulatory, manufacturing and marketing efforts. Such delays or expenses could reduce revenues, increase operating losses and have a negative effect on our business.

We depend on patents and proprietary technology to protect our intellectual property and our business. Our success will depend in part on our ability to:

•	Obtain and maintain patent protection for our products;
•	Preserve our trade secrets; and
•	Operate without infringing the proprietary rights of others.

The patent position of a medical device company may involve complex legal and factual issues. As of August 7, 2002, we held 59 issued U.S. patents and six issued foreign patents, and have 38 U.S. and 54 foreign patent applications pending. Our issued U.S. patents cover technology underlying our neuro vascular products, such as Onyx and micro catheters, and our peripheral vascular products, such as the thrombolytic brush. The expiration dates of these patents range from 2009 to 2021. The pending claims cover additional aspects of our neuro vascular and peripheral vascular product lines. Each product area we are pursuing is covered by at least three issued patents and, in most instances, several pending patents. One of the patents we use is currently licensed by us from Andrew Cragg, M.D. There is no guarantee that issued patents will provide us significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. It is possible that patents belonging to competitors will require us to alter our technology and products, pay licensing fees or cease to market or develop our current or future technology and products. We also rely on trade secrets to protect our proprietary technology, and it is possible others will independently develop or otherwise acquire equivalent technology or that we will be unable to maintain our technology as trade secrets. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. If we fail to protect our intellectual property rights, there could be a negative impact on our business.

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

We have recently modified, or are in the process of modifying, several of our distribution arrangements, under which we have limited experience. In June 2000, and as modified in May 2002, we executed a distribution agreement with Abbott to provide for distribution of our peripheral vascular blood clot therapy products in the United States. Under the terms of that agreement, we have the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events have not occurred or if Abbott has not achieved certain performance criteria, as defined in the agreement, as of the previous June 30. As of June 30, 2002, certain of those events had not occurred, and, on July 28, 2002, we notified Abbott of our intent to terminate the distribution agreement effective December 31, 2002. There is no guarantee that we will be able to successfully market or distribute those products. In September 1998, we executed a distribution agreement with Century to provide for distribution of all our products in Japan. We did not enjoy meaningful revenues under the agreement with Century until the second quarter of 1999, following initial marketing clearance for certain of our products. In December 2001, we commenced discussions with Century regarding modification or termination of the September 1998 distribution agreement. On April 1, 2002, Micro Therapeutics and Century signed a Regulatory Transition and Short-Term Distribution Agreement, which supercedes the September 1998 distribution agreement, provides for the transition, over a one-year period ending March 31, 2003, of regulatory responsibilities in Japan from Century to us with respect to our products, and provides for the termination of Century’s Japanese distributorship on March 31, 2003.

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

On November 16, 2001, we signed an agreement with ev3 International, Inc. Under the terms of the agreement, ev3 International commenced providing, on January 1, 2002, product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where we have no existing third-party distributor for our products, and distributor management services in certain countries outside the U.S. and Canada where we have an existing third-party distributor for our products. All the countries that had been included in the territory covered by our distribution agreement with Guidant, as well as Japan, are included in our agreement with ev3 International. ev3 International is a newly-formed company, and is assembling the resources needed to provide the services to us called for by the agreement. There is no guarantee that ev3 International will be successful in completing its formation on a timely basis, or that it will be successful in providing the services to us called for in the agreement. Stockholders owning a majority of the common stock of ev3 International are members of Micro Investment, our largest stockholder. Additionally, James Corbett, who became Chairman of our Board of Directors in January 2002 and our acting President and Chief Executive Officer in April 2002, is the President of ev3 International, Inc. and is Executive Vice President and a director of ev3 Inc., the parent company of ev3 International; Dale Spencer, a member of our Board of Directors, is a director of ev3 International and Chairman of the Board of Directors of ev3 Inc.; Elizabeth Weatherman and Richard Emmitt, members of our Board of Directors, are directors of ev3 Inc.; and Paul Buckman, a member of our Board of Directors, is President, Chief Executive Officer and a director of ev3 Inc.

Our sales force in the United States and Canada consists of eight individuals. There is competition for sales personnel experienced in interventional medical device sales, and there can be no assurance we will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. We believe we will need to continue to expand our third-party relationships or develop our own sales force. Our ability to market our products in certain areas may depend on strategic alliances with marketing partners. There is no guarantee we will be able to enter into agreements other than those with ev3 International on acceptable terms or at all. Also, there can be no assurance that such agreements will be successful in developing our marketing capabilities or that we will be able to successfully develop a direct sales force.

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

Based on the information regarding the material composition of Onyx, we believe Onyx shall be regulated as a device. However, the FDA could at a later date determine that Onyx should be regulated as a drug. Such a change could significantly delay the commercial availability of Onyx and have a material adverse effect on our business. Before we can commercially market Onyx in the U.S. as a device, we will be required to submit one or more pre-market approval applications to the FDA. This generally involves a substantially longer and less certain review process than that of a 510(k) pre-market notification. Such pre-market approval applications require human clinical testing prior to any action by the FDA. In March 2001, we received FDA approval to begin a pivotal clinical trial in the United States for the use of Onyx in treating brain aneurysms. In July 2002, we received FDA approval to modify the protocol for the aneurysm trial and treat an additional 100 patients in the trial using the new protocol. As of August 7, 2002, no patients had been treated in the aneurysm trial under the new protocol. In April 2001, we received FDA approval to begin a pivotal trial of Onyx for the treatment of 106 arteriovenous malformations, or AVMs, in the U.S. As of August 7, 2002, a total of 80 AVM cases have been treated in the trial. Delays in receipt of, failure to receive, or loss of regulatory approvals or clearances to market our products would negatively impact our ability to market these products.

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

We are exposed to product liability claims that could have a negative effect on our business. The nature of our business exposes us to risk from product liability claims. We currently maintain product liability insurance for our products, with limits of $3 million per occurrence and an annual aggregate maximum of $3 million. However, our insurance may not be adequate to cover future product liability claims. Additionally, we may not be able to maintain adequate product liability insurance at acceptable rates. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products may divert management’s attention from other matters and may have a negative effect on our business.

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

We depend upon key personnel to operate our business that puts us at risk of a loss of expertise if key personnel were to leave us. We significantly depend upon the contributions, experience and expertise of certain members of our management team and key consultants. Our success will depend upon our ability to attract and retain additional highly qualified management, sales, technical, clinical and consulting personnel.

Our revenues could be diminished if we cannot obtain third party reimbursement for sales of our products. In the United States, health care providers such as hospitals and physicians that purchase medical devices generally rely on third-parties, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic procedures. With the implementation of Medicare’s Prospective Payment System for hospital inpatient care (Diagnosis Related Groups, or DRGs) in the 1980s, public and private payors began to reimburse providers on a fixed payment schedule for patients depending on the nature and severity of the illness. Many tests and procedures that would have been performed under cost-plus reimbursement formulas are subject to scrutiny and must be justified in terms of their impact on patient outcomes. As a result, there is an incentive to conduct only those tests and perform only those procedures that will optimize cost-effective care.

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

Our revenues could be diminished if we are not able to expand our international sales. In the three and six months ended June 30, 2002, 54% and 49%, respectively, of our revenues were derived from international sales. While revenues from any country outside the United States did not account for 10% or more of our revenues in the three or six months ended June 30, 2002, sales to customers in Europe represented 42% and 38%, respectively, of our revenues for those periods. We believe our future performance will be dependent in part upon our ability to increase international sales. Although the perceived demand for certain products may be lower outside the United States, we intend to continue to expand our international operations and to enter additional international markets, which will require significant management attention and financial resources. There is no guarantee, however, that we will be able to successfully expand our international sales.

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

Provisions in our charter documents, our stockholder rights plan and Delaware law may make an acquisition of us more difficult. Provisions of our Amended and Restated Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to stockholders. Our Amended and Restated Certificate of Incorporation provides for 5,000,000 authorized shares of Preferred Stock, the rights, preferences and privileges of which may be fixed by our Board of Directors without any further vote or action by our stockholders. In addition, our stock option plans, under certain circumstances, provide for the acceleration of vesting of options granted under such plans in the event of certain transactions that result in a change of control of Micro Therapeutics. Further, Section 203 of the General Corporation Law of Delaware prohibits us from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of Micro Therapeutics without action by our stockholders, and therefore, could materially adversely affect the price of our common stock.

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

Energy shortages may adversely impact our operations. California experienced shortages of electrical power and other energy sources in the last eighteen months. This condition periodically resulted in rolling electrical power outages (or the temporary and generally unannounced loss of the primary electrical power source). The computer and manufacturing equipment and other systems in our operating location in California are subject to shutdown in the event of a rolling electrical power outage. Currently, we do not have secondary electrical power sources to mitigate the impact of temporary or longer-term electrical outages. It is not anticipated that the power shortages will abate soon, and therefore, our operating facilities may experience brown-outs, black-outs, or other consequences of the shortage, and may be subject to usage restrictions or other energy consumption regulations that could adversely impact or disrupt our commercial manufacturing and other activities.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is involved in litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse effect on the Company’s financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on May 30, 2002, at which three proposals were presented and voted on.

Proposal One:	Each of the seven nominees to the Board of Directors was elected for a one-year term by the stockholders. The following directors were elected with the following voting results:

James Corbett (For, 18,806,677; Withheld, 62,575); George Wallace (For, 18,811,464; Withheld, 57,788); Kim Blickenstaff (For, 18,809,464; Withheld, 59,788); Dale A. Spencer (For, 18,805,977; Withheld, 63,275); Elizabeth Weatherman (For, 18,809,964; Withheld, 59,288); Richard Emmitt (For, 18,806,877; Withheld, 62,375); and Paul Buckman (For, 18,809,477; Withheld, 59,775).

Proposal Two:
The Company’s 1996 Stock Incentive Plan was amended to increase the number of shares subject thereto to the total of 4,750,000 shares. The voting results were: For, 12,485,671; Against or Abstain, 1,432,394.

Proposal Three:
The appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2002 was ratified. The voting results were: For, 18,801,929; Against, 64,113; Abstain, 3,210.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

See Index To Exhibits on Page 31 of this Quarterly Report on Form 10-QSB.

(b)	Reports on Form 8-K

On April 29, 2002, the Company filed a Form 8-K with respect to the resignation of John Rush as President and Chief Executive Officer of the Company, and the nomination and election of James Corbett, the Chairman of the Board of the Company, to fill the role of President and Chief Executive Officer on an interim basis.

On June 14, 2002, the Company filed a Form 8-K with respect to the acquisition by Boston Scientific Corporation of Enteric Medical Technologies, Inc., a privately held company of which the Company owned an approximate twenty percent voting interest.

No other reports on Form 8-K were filed, or required to be filed, by the Company during the quarterly period ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO THERAPEUTICS, INC.

By:	/S/ HAROLD A. HURWITZ
Harold A. Hurwitz
Chief Financial Officer

Date:    August 14, 2002

Exhibit Index

Exhibit Number	Description

10.32	Agreement, dated July 10, 2002 between Micro Therapeutics, Inc. and ev3 Inc.

10.33	Employment Offer Letter, dated July 12, 2002, between Micro Therapeutics, Inc. and James M. Corbett

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002