Form 10QSB
period 2002-09-30
MICRO THERAPEUTICS INC
filed 2002-11-14
CIK 311407

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission file number 0-6523

MICRO THERAPEUTICS, INC.
(exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0569235 (I.R.S. Employer Identification Number)

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

Yes	☒	No	☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at November 12, 2002

Common Stock, $.001 par value	24,440,317

Transitional small business disclosure format:	Yes	☐	No	☒

Page 1 of 37 Pages

Exhibit Index on Page 37

MICRO THERAPEUTICS, INC.
INDEX TO FORM 10-QSB

MICRO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2002
(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$28,228,943
Accounts receivable, net of allowance for doubtful accounts of $91,642	2,912,786
Inventories, net of allowance for obsolescence of $125,385	3,224,271
Prepaid expenses and other current assets	2,973,070

Total current assets	37,339,070
Property and equipment, net of accumulated depreciation of $3,402,792	1,458,709
Patents and licenses, net of accumulated amortization of $579,498	2,006,777
Other assets	683,642

Total assets	$41,488,198

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,030,230
Accrued salaries and benefits	1,557,603
Accrued liabilities	2,259,192
Deferred revenue	100,005

Total current liabilities	4,947,030
Deferred revenue	500,002

Total liabilities	5,447,032

Commitments and contingencies
Stockholders’ equity :
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $0.001 par value, 35,000,000 shares authorized; 24,440,317 shares issued and outstanding	24,440
Additional paid-in capital	119,025,929
Stockholder notes receivable	(384,575)
Accumulated deficit	(82,624,628)

Total stockholders’ equity	36,041,166

Total liabilities and stockholders’ equity	$41,488,198

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Nine Months Ended September 30, 2001 and 2002
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended

	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002

Net sales	$2,103,072	$2,950,185	$6,888,097	$8,922,636
Cost of sales	976,832	1,432,994	3,472,880	3,927,201

Gross margin	1,126,240	1,517,191	3,415,217	4,995,435

Costs and expenses:
Research and development	2,725,234	3,443,887	7,114,692	9,139,041
Selling, general and administrative	1,899,725	5,286,580	6,460,392	13,151,947
Guidant distribution agreement termination	3,100,000	—	3,100,000	—

Total costs and expenses	7,724,959	8,730,467	16,675,084	22,290,988

Loss from operations	(6,598,719)	(7,213,276)	(13,259,867)	(17,295,553)

Other income (expense):
Interest income	333,387	93,074	493,774	384,091
Interest expense	(258,817)	—	(792,656)	(4,530)
Gain on sale of investment	—	—	—	7,385,812
Foreign currency transaction gain	—	—	826	141,303

	74,570	93,074	(298,056)	7,906,676

Loss before provision for income taxes and extraordinary item	(6,524,149)	(7,120,202)	(13,557,923)	(9,388,877)
Provision for income taxes	—	863	800	2,463

Loss before extraordinary item	(6,524,149)	(7,121,065)	(13,558,723)	(9,391,340)
Extraordinary loss on early extinguishment of debt	716,380	—	716,380	—

Net loss	$(7,240,529)	$(7,121,065)	$(14,275,103)	$(9,391,340)

Per share data (basic and diluted):
Loss before extraordinary item	$(0.36)	$(0.35)	$(1.05)	$(0.46)
Extraordinary loss on early extinguishment of debt	(0.04)	—	(0.06)	—

Net loss per share	$(0.40)	$(0.35)	$(1.11)	$(0.46)

Weighted average shares outstanding	17,911,000	20,428,000	12,869,000	20,351,000

MICRO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2002
(Unaudited)

	2001	2002

Cash flows from operating activities:
Net loss	$(14,275,103)	$(9,391,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Extraordinary loss on early extinguishment of debt	716,380	—
Depreciation and amortization	721,853	747,692
Amortization of note payable discounts	303,815	—
Gain on sale of investment	—	(7,385,812)
Compensation related to stock options	300,734	165,000
Change in operating assets and liabilities:
Accounts receivable	(299,096)	(1,825,605)
Inventories	(705,770)	(674,206)
Prepaid expenses and other assets	(122,232)	(2,561,928)
Accounts payable	(47,658)	92,029
Accrued salaries and benefits	387,164	450,310
Accrued liabilities	2,998,196	(3,325,372)
Deferred revenue	(206,247)	(75,000)

Net cash used in operating activities	(10,227,964)	(23,784,232)

Cash flows from investing activities:
Proceeds from sale of investment	—	7,385,812
Additions to property and equipment	(343,145)	(470,019)
Additions to patents and licenses	(318,548)	(336,725)
Decrease (increase) in other assets	1,953	(641,532)

Net cash (used in) provided by investing activities	(659,740)	5,937,536

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	94,632	101,426
Proceeds from exercise of stock options	31,227	901,989
Repayment of long term debt	(7,000,000)	—
Proceeds from issuance of common stock in private placements	52,913,141	8,098,018
Repayments on equipment line of credit	(30,693)	—

Net cash provided by financing activities	46,008,307	9,101,433

Net increase (decrease) in cash and cash equivalents	35,120,603	(8,745,263)
Cash and cash equivalents at beginning of year	9,872,561	36,974,206

Cash and cash equivalents at end of period	$44,993,164	$28,228,943

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company

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

3.	Equity Financings

May 2001 Securities Purchase Agreement

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

Upon the closing of the second stage, Micro Investment owned 50.24% of the outstanding shares of the Company’s common stock, resulting in a change in control of the Company. As a result, stockholder approval of the second stage was required under the Marketplace Rules of the Nasdaq Stock Market. The Company received the necessary vote of stockholders approving the second stage at a special meeting held July 26, 2001. The closing of the second stage also resulted in a change in ownership as defined by Section 382 of the Internal Revenue Code, which resulted in an annual limitation, amounting to approximately $5.8 million, on the Company’s ability to utilize its net operating loss carryforwards during any year to offset future taxable income, should the Company generate such taxable income.

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

The securities purchase agreement provides that, for as long as Micro Investment owns at least 10% of the outstanding shares of the Company’s common stock, the Company’s Board of Directors shall not exceed seven members. In December 2001, the Company obtained a waiver from Micro Investment, which allowed the Company to expand the Board of Directors to eight members. The securities purchase agreement specifies, based on the percentage of outstanding shares of the Company’s common stock owned by Micro Investment, how many persons the Company shall nominate to its Board of Directors and use its best efforts to cause to be elected that have been designated by Micro Investment. So long as Micro Investment holds 30% of the outstanding shares of common stock of the Company, Micro Investment shall be entitled to designate four members of the Company’s Board of Directors. As of November 5, 2002, the Company’s Board of Directors comprised eight members, four of which were designees of Micro Investment, which owned 57.59% of the Company’s outstanding common stock at that date.

Under the terms of subordinated note and credit agreements with each of Century Medical, Inc. (“Century”) and Guidant Corporation (“Guidant”), the change in control of the Company resulting from the transaction with Micro Investment described above allowed Century and Guidant to accelerate the due dates of the Company’s notes payable to them and declare the notes to be immediately due and payable. The Company received such a notice of acceleration from Century and repaid the notes, aggregating $5 million and having an original due date of September 30, 2003, on October 9, 2001, thus constituting an early extinguishment of such debt. The accompanying consolidated 2001 financial statements reflect the accrual of interest expense through the date of the debt extinguishment, and an extraordinary loss, amounting to $443,203, representing the unamortized discount related to the notes at the date of debt extinguishment. The Company did not receive a notice of acceleration from Guidant, although the notes payable to Guidant were also extinguished prior to their original due date pursuant to the Company’s termination of its distribution agreement with Guidant, as discussed in Note 4.

September 2002 Securities Purchase Agreement

On September 3, 2002, the Company obtained a commitment from Micro Investment to lead a $30 million private placement of the Company’s common stock, either as the sole or as a participating investor, in two stages, to replenish the Company’s cash reserves after making the initial payment with respect to the acquisition of Dendron GmbH (Note 9) and to support the anticipated short-term working capital needs of the combined operations of the Company and Dendron. Additional investors subsequently agreed to purchase a portion of the shares that Micro Investment had committed to purchase.

The first stage of the private placement closed on September 30, 2002, in which the Company issued 4,056,399 shares of its common stock to the investors at a purchase price of $2.083 per share, resulting in aggregate proceeds to the Company of $8,449,481.

The investors are obligated to purchase an additional 10,345,905 shares of the Company’s common stock at a purchase price of $2.083 per share, subject to certain customary closing conditions, which would result in aggregate proceeds to the Company of $21,550,519.

Before the Company can close the second stage of the private placement, stockholder approval will be required in order to increase the number of shares the Company is authorized to issue, so that the Company can issue the additional 10,345,905 shares of its common stock to the investors.

Additionally, under Nasdaq marketplace rules, Nasdaq-listed companies are required to obtain stockholder approval before making any issuance of securities “in connection with” the acquisition of the stock or assets of another company, where due to the present issuance of common stock, other than a public offering for cash, the common stock to be issued (1) is or will be in excess of 20% of the outstanding common stock prior to the issuance, or (2) constitutes voting power in excess of 20% of the outstanding voting power prior to the issuance. Because the proceeds of the sale of the Company’s common stock in the second stage of the private placement described above will be used to replenish the Company’s cash reserves after making the initial payment in connection with the acquisition of Dendron, and to support the working capital needs of the combined operations of the Company and Dendron, the issuance of common stock in the private placement pursuant to Nasdaq’s interpretation of its marketplace rules is deemed to be “in connection with” the Company’s acquisition of Dendron, solely for the purposes of such Nasdaq marketplace rules.

The sale of 4,056,399 shares of common stock in the first stage of the private placement resulted in the issuance of stock representing approximately 19.9% of the Company’s outstanding shares immediately prior to the date of issuance. The sale of 10,345,905 shares of common stock in the second stage of the private placement, together with the 4,056,399 shares issued in the first stage, will result in the issuance of stock in excess of 20% of the Company’s outstanding common stock prior to the issuance. Therefore, the Company must also obtain stockholder approval of the sale and issuance of the 10,345,905 shares of common stock to be issued in the second stage of the private placement, in order to satisfy the requirements of Nasdaq marketplace rules.

The Company has agreed to prepare a proxy statement, file it with the Securities and Exchange Commission and distribute it to its stockholders as promptly as practicable after the first closing in order to (1) obtain stockholder approval to increase the number of authorized shares of common stock, and (2) obtain stockholder approval of the sale of the 10,345,905 shares in the second stage of the private placement to comply with the provisions of the Nasdaq marketplace rules.

4.	Distribution Agreements

Guidant Corporation

On September 14, 2001, the Company and Guidant signed a termination agreement, with respect to their November 17, 1997 distribution agreement. Under the terms of the termination agreement, the distribution agreement and Guidant’s European distributorship of the Company’s products terminated on December 31, 2001.

A termination fee was paid to Guidant pursuant to the terms of the distribution agreement and was based upon a multiple of Guidant's margin from net sales of the Company's products from January 1, 2001 through December 31, 2001. Based, in part, on net sales reported to the Company by Guidant through September 30, 2001, the Company estimated the termination fee at September 30, 2001 to be approximately $3,100,000, which is included in operating expenses and accrued liabilities in the accompanying 2001 consolidated financial statements.

Under the terms of the 5% convertible subordinated note agreement and the credit agreement, both dated November 17, 1997, between the Company and Guidant, termination of the distribution agreement allowed Guidant to accelerate the due dates of the Company's notes payable to Guidant and declare the notes to be due and payable as of the date of termination. Moreover, as discussed in Note 3, the transaction with Micro Investment allowed Guidant to declare the notes immediately due and payable. Under the terms of the termination agreement, the Company and Guidant agreed to the Company's repayment of the notes no later than September 30, 2001. The Company repaid the notes, aggregating $7 million and having an original due date of October 31, 2002, on September 21, 2001, thus constituting an early extinguishment of such debt. The accompanying consolidated 2001 financial statements include an extraordinary loss, amounting to $273,177, representing the unamortized discount related to the convertible note at the date of debt extinguishment.

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

Under the terms of the sales representative agreement, title to the Company’s products does not pass upon shipment of such products to ev3 International. Accordingly, the Company defers revenue recognition for products shipped to ev3 International until such products are sold to end-users or to third-party distributors. The countries formerly included in the territory covered by the Company’s distribution agreement with Guidant are included in the Company’s agreement with ev3 International. At September 30, 2002, inventory of the Company’s products, amounting to $298,802, was maintained at ev3 International’s European facility. In addition, accounts receivable collected by ev3 International on the Company’s behalf through September 30, 2002, and included in accounts receivable as of that date, amounted to $400,582. Such amount was paid to the Company by ev3 International in October 2002.

ev3 International’s product promotion, marketing and sales solicitation activities are performed by its sales force, the activities of which are under the direction of a committee chaired by the Company’s Vice President, Sales and Marketing. The Company pays ev3 International a fee for such services, initially amounting to 105% of ev3 International’s cost for maintaining the sales force. Under the terms of the sales representative agreement, the Company and ev3 International have established a budgeted breakeven point based on estimated sales of the Company’s products in territories served by the sales force, related cost of sales and sales force costs. Upon reaching this breakeven point during any year in which the agreement is in force, the fee to be paid by the Company to ev3 International will be adjusted, on a retrospective basis to January 1 of such year, and will be calculated as ev3 International’s cost for maintaining the sales force plus 10% of sales of the Company’s products in territories served by the sales force. Accordingly, the Company has accrued fees payable to ev3 International at September 30, 2002 that reflect this retrospective adjustment as if it had been made effective January 1, 2002. The agreement with ev3 International also calls for the Company to be charged a distributor management fee of 10% of sales to third-party distributors with respect to whom ev3 International performs such services. Through September 30, 2002, the Company has not been charged for such fees. In addition, ev3 International charges the Company a fee for all general and administrative services at an amount agreed upon by the parties at the beginning of each year of the agreement based on ev3 International’s estimated annual expenditures for such services and its estimate of the percentage of such services to be used by the Company. Fees in connection with the services performed by ev3 International as described in this paragraph, included in selling, general and administrative expenses, for the three and nine months ended September 30, 2002, amounted to $1,637,878 and $3,716,894, respectively.

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

Stockholders owning a majority of the common stock of ev3 International are members of Micro Investment, the Company’s majority stockholder. Additionally, the individual who became Chairman of the Company’s Board of Directors in January 2002 and the Company’s acting President and Chief Executive Officer from April 2002 through October 2002 is the President of ev3 International and is Executive Vice President and a director of ev3 Inc., the parent company of ev3 International; and the four designees of Micro Investment who are members of the Company’s Board of Directors (Note 3) also hold the following positions:  one designee is a director of ev3 International and Chairman of the Board of Directors of ev3 Inc.; two designees are directors of ev3 Inc.; and the fourth designee is President, Chief Executive Officer and a director of ev3 Inc. The three directors who are neither members of the Company’s management nor designees of Micro Investment (Note 3) constitute an independent committee of the Company’s Board of Directors. This independent committee has decision-making and approval authority for all transactions and other matters between the Company and ev3 International.

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

Following March 31, 2003, the Company will repurchase, from Century inventory on-hand at March 31, 2003, and at the lower of $150,000 or 105% of Century’s original purchase price, the Company’s products purchased by Century from the Company. As a result of these repurchase terms, the Company modified its revenue recognition policy with respect to shipments to Century, under which revenues related to shipments to Century subsequent to December 31, 2001 are recognized only upon Century’s sale of such inventory to its customers.

The Company is required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century must achieve by March 31, 2003. The Company accrued the entire termination fee as of December 31, 2001, and has paid Century $650,000 as of September 30, 2002 based on Century’s achievement of milestones as of that date.

Abbott Laboratories

On June 28, 2000, the Company and Abbott Laboratories entered into a distribution agreement, which superceded a previously existing distribution agreement entered into in August 1998. Under the June 2000 agreement, as amended in May 2002, Abbott purchases the Company’s peripheral blood clot therapy products for distribution in the United States, and the Company has certain responsibilities for marketing and promotion. The agreement had an initial term through 2008, which could be extended by mutual agreement. Abbott had the ability to terminate the agreement upon 180 days written notice, and the Company had the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events had not occurred or if Abbott has not achieved certain performance criteria, as defined in the agreement, as of the previous June 30. As of June 30, 2002, certain of those events had not occurred, and, on July 28, 2002, the Company notified Abbott of the Company’s intent to terminate the distribution agreement effective December 31, 2002. Final terms regarding the termination are yet to be negotiated between Abbott and the Company, among such terms being the possible payment by the Company to Abbott of a termination fee of $1.2 million set forth in the distribution agreement. Based, in part, on discussions with legal counsel, the Company believes it has arguments under which all or part of the termination fee will not be due to Abbott, and has accrued its best estimate as of September 30, 2002, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for 2002.

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

On June 12, 2002, Boston Scientific Corporation and Enteric entered into a merger agreement under which Boston Scientific acquired all the outstanding common and preferred stock of Enteric. Pursuant to the terms of the merger agreement, each Enteric stockholder received a pro rata share of a Closing Payment, net of amounts set aside in escrow to provide for future indemnity claims, if any. Accordingly, the Company recorded as other income its pro rata share of the Closing Payment received, amounting to $7,385,812, representing a gross Closing Payment of $8,415,381, less escrowed funds of 10%, amounting to $841,538, and other reserves amounting to $188,031.

In addition, the merger agreement gives each Enteric stockholder the right to receive a pro rata share of a First Contingent Payment and a Second Contingent Payment, should Enteric achieve defined milestones on or before the fifth anniversary of the merger agreement. On June 12, 2002, Enteric estimated the Company’s pro rata share of the First and Second Contingent Payments to be approximately $8.6 million and $7.8 million, respectively, less escrowed funds of 10% and 20%, respectively, of such amounts. However, such Contingent Payments are dependent upon Enteric achieving milestones in conformity with the merger agreement, and are subject to reduction for other conditions specified in the merger agreement. Accordingly, the Company will record income from the proceeds, if any, from the Contingent Payments upon notification from Boston Scientific as to the achievement of one or both milestones by Enteric in conformity with the merger agreement, and will record income from unexpended escrow funds, if any, upon notification from Boston Scientific as to the release of such funds from escrow, the time frame for which is defined in the merger agreement.

6.	Related Party Transactions

In April 2002, the Company’s then-President and Chief Executive Officer resigned, and entered into a one-year consulting agreement with the Company under which the former officer is paid a monthly fee of $20,125. The Company accrued the entire cost of the agreement, amounting to $241,500, as of the inception date of the agreement, which amount is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2002. Included in accrued liabilities at September 30, 2002, is $116,054, representing remaining future payments under the terms of the agreement.

Effective June 1, 2002, the Company entered into an employment agreement with its Chairman of the Board of Directors, who, at that date, became the Company’s acting President and Chief Executive Officer. This individual remained as the Company’s acting President until September 2, 2002 and as the Company’s Chief Executive Officer until October 31, 2002. This individual is also President of ev3 International and Executive Vice President and a director of ev3 Inc. Concurrently, with respect to relocation expenses for this individual, the Company entered into an agreement with ev3 Inc. Under the terms of both agreements, the Company will pay 75% of relocation expenses, as defined in the agreements, up to an aggregate expenditure by the Company of $352,500. The agreement further provided that, in the event that such individual would cease to serve as the Company’s Chief Executive Officer prior to May 31, 2003, which has occurred as described above, the Company would be reimbursed for a pro rata portion of relocation expenses previously paid by the Company based on the fraction of the year ending May 31, 2003 that the individual will not have served as the Company’s Chief Executive Officer. Based on the foregoing, the Company’s estimate of expenses to be incurred in connection with the relocation of this individual is $125,000, which amount is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2002. The agreements also provided for the Company to make a loan to such individual in an amount equal to the difference between an agreed-upon value of the residence from which the individual relocated, and obligations collateralized by such residence at the date of relocation. The loan, amounting to $1,817,833, was made by the Company in July 2002 and is included in other current assets in the accompanying consolidated balance sheet at September 30, 2002. Such loan was collateralized by the residence and was repaid to the Company from the proceeds of the sale of the residence in October 2002.

7.	Per Share Information

Loss per share is calculated by dividing the net loss for the applicable period by the weighted average number of common shares issued and outstanding during the period. Potential common shares, represented by options and, in 2001, convertible debt, have been excluded from the calculations due to their anti-dilutive effect. Basic and diluted loss per share are the same for such periods.

8.	Segment Information

Information with respect to net sales for the three and nine months ended September 30, 2001 and 2002 is as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,

	2001	2002	2001	2002

Product Segments
Peripheral blood clot therapy	$728,346	$637,267	$2,226,277	$1,977,235
Onyx	377,908	467,606	1,211,321	1,654,998
Micro catheter and access products	956,480	1,776,489	3,380,704	5,164,362
Other	40,338	68,823	69,795	126,041

Total net sales	$2,103,072	$2,950,185	$6,888,097	$8,922,636

Geographic Segments
United States	$1,423,647	$1,515,555	$3,938,673	$4,565,578
International	679,425	1,434,630	2,949,424	4,357,058

Total net sales	$2,103,072	$2,950,185	$6,888,097	$8,922,636

Sales to Abbott constituted 20% and 21% of total net sales for the three and nine months ended September 30, 2002, respectively, and 33% and 31% for the three and nine months ended September 30, 2001, respectively.

Sales to Guidant constituted 16% and 24% of total net sales for the three and nine months ended September 30, 2001, respectively.

No other customer accounted for 10% or more of net sales for any of the periods presented.

9.	Acquisition of Dendron GmbH

On October 4, 2002, the Company completed the purchase of all of the outstanding shares of equity stock of Dendron GmbH, a privately held, German-based developer and manufacturer of neurovascular focused products such as embolic coils for the treatment of brain aneurysms.

The acquisition was accomplished through the purchase of such equity securities for $25,000,000, pursuant to the terms of the stock purchase agreement dated September 3, 2002. Of the $25,000,000 initial payment, $20,0000,000 was paid on October 4, 2002, and $5,000,000 was held back pursuant to the terms of the stock purchase agreement for a defined period to permit certain purchase price adjustments to be determined, such as deductions to take in account Dendron’s accumulated debt. Under the terms of the stock purchase agreement, additional payments, aggregating up to $15,000,000, are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008.

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

The current agreement with Abbott had an initial term through 2008, which could be extended by mutual agreement. Abbott could terminate the agreement upon 180 days written notice, and the Company had the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events had not occurred or if Abbott had not achieved certain performance criteria, as defined in the agreement, as of the previous June 30. As of June 30, 2002, certain of those events had not occurred, and, on July 28, 2002, the Company notified Abbott of the Company’s intent to terminate the distribution agreement effective December 31, 2002. Final terms regarding the termination are yet to be negotiated between Abbott and the Company, among such terms being the possible payment by the Company to Abbott of a termination fee of $1.2 million set forth in the distribution agreement. Based, in part, on discussions with legal counsel, the Company believes it has arguments under which all or part of the termination fee will not be due to Abbott, and has accrued its best estimate as of September 30, 2002, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for 2002.

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

Stockholders owning a majority of the common stock of ev3 International are members of Micro Investment, LLC, the Company’s largest stockholder. Additionally, James Corbett, who became Chairman of the Company’s Board of Directors in January 2002, and acting President and Chief Executive Officer of the Company in April 2002, which positions he held until September 2, 2002 and October 31, 2002, respectively, is the President of ev3 International, Inc. and is Executive Vice President and a director of ev3 Inc., the parent company of ev3 International; Dale Spencer, a director of the Company, is a director of ev3 International and Chairman of the Board of Directors of ev3 Inc.; Elizabeth Weatherman and Richard Emmitt, directors of the Company, are directors of ev3 Inc.; and Paul Buckman, a director of the Company, is President, Chief Executive Officer and a director of ev3 Inc.

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

The Company is required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century must achieve by March 31, 2003. The Company accrued the entire termination fee as of December 31, 2001, and has paid Century $650,000 as of September 30, 2002 based on Century’s achievement of milestones as of that date.

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

On September 3, 2002, the Company obtained a commitment from Micro Investment to lead a $30 million private placement of the Company’s common stock, either as the sole or as a participating investor, in two stages, to replenish the Company’s cash reserves after making the initial payment with respect to the acquisition of Dendron GmbH, described below, and to support the anticipated short-term working capital needs of the combined operations of the Company and Dendron. Additional investors subsequently agreed to purchase a portion of the shares that Micro Investment had committed to purchase.

The first stage of the private placement closed on September 30, 2002, in which the Company issued 4,056,399 shares of its common stock to the investors at a purchase price of $2.083 per share, resulting in aggregate proceeds to the Company of $8,449,481.

The investors are obligated to purchase an additional 10,345,905 shares of the Company’s common stock at a purchase price of $2.083 per share, subject to certain customary closing conditions, which would result in aggregate proceeds to the Company of $21,550,519.

Before the Company can close the second stage of the private placement, stockholder approval will be required in order to increase the number of shares the Company is authorized to issue, so that the Company can issue the additional 10,345,905 shares of its common stock to the investors.

Additionally, under Nasdaq marketplace rules, Nasdaq-listed companies are required to obtain stockholder approval before making any issuance of securities “in connection with” the acquisition of the stock or assets of another company, where due to the present issuance of common stock, other than a public offering for cash, the common stock to be issued (1) is or will be in excess of 20% of the outstanding common stock prior to the issuance, or (2) constitutes voting power in excess of 20% of the outstanding voting power prior to the issuance. Because the proceeds of the sale of the Company’s common stock in the second stage of the private placement described above will be used to replenish the Company’s cash reserves after making the initial payment in connection with the acquisition of Dendron, and to support the working capital needs of the combined operations of the Company and Dendron, the issuance of common stock in the private placement pursuant to Nasdaq’s interpretation of its marketplace rules is deemed to be “in connection with” the Company’s acquisition of Dendron, solely for the purposes of such Nasdaq marketplace rules.

The sale of 4,056,399 shares of common stock in the first stage of the private placement resulted in the issuance of stock representing approximately 19.9% of the Company’s outstanding shares immediately prior to the date of issuance. The sale of 10,345,905 shares of common stock in the second stage of the private placement, together with the 4,056,399 shares issued in the first stage, will result in the issuance of stock in excess of 20% of the Company’s outstanding common stock prior to the issuance. Therefore, the Company must also obtain stockholder approval of the sale and issuance of the 10,345,905 shares of common stock to be issued in the second stage of the private placement, in order to satisfy the requirements of Nasdaq marketplace rules.

Dendron GmbH

On October 4, 2002, the Company completed the purchase of all of the outstanding shares of equity stock of Dendron GmbH, a privately held, German-based developer and manufacturer of neurovascular focused products such as embolic coils for the treatment of brain aneurysms.

The acquisition was accomplished through the purchase of such equity securities for $25,000,000, pursuant to the terms of the stock purchase agreement dated September 3, 2002. Of the $25,000,000 initial payment, $20,0000,000 was paid on October 4, 2002, and $5,000,000 was held back pursuant to the terms of the stock purchase agreement for a defined period to permit certain purchase price adjustments to be determined, such as deductions to take in account Dendron’s accumulated debt. Under the terms of the stock purchase agreement, additional payments, aggregating up to $15,000,000, are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008.

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

Results of Operations

Comparison of The Three and Nine Months Ended September 30, 2001 and 2002

Following is information with respect to net sales for the three and nine months ended September 30, 2001 and 2002:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,

	2001	2002	2001	2002

Product Segments
Peripheral blood clot therapy	$728,346	$637,267	$2,226,277	$1,977,235
Onyx	377,908	467,606	1,211,321	1,654,998
Micro catheter and access products	956,480	1,776,489	3,380,704	5,164,362
Other	40,338	68,823	69,795	126,041

Total net sales	$2,103,072	$2,950,185	$6,888,097	$8,922,636

Geographic Segments
United States	$1,423,647	$1,515,555	$3,938,673	$4,565,578
International	679,425	1,434,630	2,949,424	4,357,058

Total net sales	$2,103,072	$2,950,185	$6,888,097	$8,922,636

The decrease in peripheral blood clot therapy sales from the three and nine-month periods ended September 30, 2001 to 2002 resulted primarily from lower sales to end users by Abbott, which resulted in reduced additional purchase price payments from Abbott to the Company. Such additional purchase price payments are based on, and calculated as a percentage of, Abbott’s net sales, as defined in the distribution agreement between the Company and Abbott. The Company recognizes as sales the additional purchase price upon Abbott’s reporting of sales to its customers.

The increase from the three month period ended September 30, 2001 to 2002 in Onyx sales is primarily attributable to the effects of the change in European marketing arrangements from Guidant to ev3 International, discussed above, amounting to $100,000, and to volume increases of $145,000 in Europe, net of a volume decrease in the United States amounting to approximately $150,000. The increase from the nine-month period ended September 30, 2001 to 2002 in Onyx sales are primarily attributable to the effects of the change in European marketing arrangements from Guidant to ev3 International, discussed above.

The increase in sales of micro catheters and access products for the three month period ended September 30, 2002, relative to 2001 is primarily attributable to volume increases in Europe amounting to $370,000, the effects of the change in European marketing arrangements from Guidant to ev3 International, discussed above, amounting to approximately $195,000 and volume increases in the United States amounting to $335,000. The increase in sales of micro catheter and access products for the nine-month period ended September 30, 2002, relative to 2001, results primarily from the aforementioned changed in European marketing arrangements of approximately $920,000 and sales of such products for general purpose use in the United States, amounting to approximately $955,000.

The Company believes that sales of Onyx, and micro catheters and access products will continue to experience year-over-year increases in fiscal year 2002, relative to 2001, based primarily on the aforementioned effects of the change in European marketing arrangements from Guidant to ev3 International, and the expected increase in unit sales as a result of increased European marketing efforts in 2002. There can be no assurance, however, that the Company’s efforts will be successful.

Cost of sales for the three and nine-month periods ended September 30, 2002 were $1,432,994 and $3,927,201, respectively, as compared to $976,832 and $3,472,880 for the corresponding periods in 2001. These increases result from volume increases in sales of product as discussed above. As a percentage of sales, cost of sales increased for the three-month period ended September 30, 2002 to 49%, as compared to 46% for the corresponding period in 2001. This increase is due primarily to the Company’s efforts during the 2002 third quarter to reduce inventories and implement a “lean” manufacturing system. For the nine months ended September 30, 2002, cost of sales as a percentage of sales decreased to 44% from 50% for the corresponding period in 2001. This decrease results primarily from the effects of the change in European marketing arrangements from Guidant to ev3 International, discussed above.

Research and development expenses, which include regulatory and clinical expenses, were $3,443,887 and $9,139,041 for the three and nine-month periods ended September 30, 2002, as compared to $2,725,234 and $7,114,692 for the corresponding periods in 2001, representing respective increases of 26% and 28%, respectively. These increases result primarily from the Company’s increased levels of activities in development of products related to the Company’s Onyx technology, and the pivotal clinical trial activity in the U.S. in connection with Onyx, and, with respect to the nine-month periods, the compilation of data from the Company’s CAMEO registry. The Company believes that research and development activity will continue to experience an increase in fiscal year 2002, relative to 2001, due to the expected pace of the Company’s product development efforts and the clinical and regulatory activities primarily related to the pivotal clinical trials in the U.S.

Selling, general and administrative expenses increased from $1,899,725 and $6,460,392 for the three and nine-month periods ended September 30, 2001 to $5,286,580 and $13,151,947 for the corresponding periods in 2002, representing respective increases of 178% and 104%. These increases were due primarily to the effects of the terms of the sales representative agreement with ev3 International, under which ev3 International commenced charging fees to the Company for its services in 2002. Fees charged by ev3 International for the three and nine-month periods ended September 30, 2002 were $1,637,878 and $3,716,894, respectively. The Company believes this factor will result in increased selling, general and administrative expenses in fiscal year 2002, relative to 2001. Contributing to the three-month increase was the effect, amounting to $500,000, of an increase in marketing resources. Contributing to the nine-month increase was the effect, amounting to $450,000, of increased sales and marketing resources, increased physician training and proctoring activities, the effect of which added $850,000, and non-recurring accruals in the second quarter of 2002, amounting to $600,000, related to a consulting agreement between the Company and its former President and Chief Executive Officer and expenses in connection with the relocation of the Company's current President and Chief Executive Officer. Contributing to both the three-month and nine-month increases was an accrual representing the Company's best estimate of the fee it may incur in connection with its termination of its agreement with Abbott, discussed above.

The Guidant distribution agreement termination costs of $3.1 million for the three and nine months ended September 30, 2001 reflected the Company’s estimate of costs to be incurred related to the termination of its agreement with Guidant Corporation, which termination became effective on December 31, 2001.

Interest income for the three and nine-month periods ended September 30, 2002 was $93,074 and $384,091, respectively, as compared to $333,387 and $493,774 for the corresponding periods in 2001. These decreases are due primarily to the higher average cash balances in the 2001 periods, relative to the corresponding periods in 2002, arising from the proceeds from the financing transaction with Micro Investment, which was completed in July 2001, net of the proceeds from the sale of the Enteric Medical Technologies common stock in June 2002, discussed below. Interest expense for the three and nine-month periods ended September 30, 2002 was nil and $4,530, as compared to $258,817 and $792,656 for the corresponding periods of 2001. These decreases are primarily due to the absence of debt in 2002 subsequent to the repayment in September 2001 of the notes payable to Guidant and the repayment in October 2001 of the notes payable to Century Medical.

The gain on sales of investment for the nine months ended September 30, 2002 arose from the execution of a merger agreement, effective June 12, 2002, between Enteric Medical Technologies, Inc., in which the Company holds an approximate 20% voting equity interest, and Boston Scientific Corporation under which Boston Scientific acquired all the outstanding common and preferred stock of Enteric. Pursuant to the terms of the merger agreement, each Enteric stockholder received a pro rata share of a Closing Payment, net of amounts set aside in escrow to provide for future indemnity claims, if any. Accordingly, the Company recorded as other income its pro rata share of the Closing Payment received, amounting to $7,385,812, representing a gross Closing Payment of $8,415,381, less escrowed funds of 10%, amounting to $841,538, and other reserves amounting to $188,031.

The gain from foreign currency transactions for the three and nine months ended September 30, 2002 was nil and $141,303, as compared to no material gain or loss in the corresponding periods of 2001. Concurrent with the establishment of the Company’s distribution arrangements with ev3 International in 2002, the Company commenced invoicing its overseas customers in local currency, which strengthened against the U.S. dollar during the second quarter of 2002, resulting in such gains.

Under the terms of the subordinated note and credit agreements with each of Century and Guidant, the change in control of the Company resulting from the transaction with Micro Investment in 2001 allowed Century and Guidant to accelerate the due dates of the Company’s notes payable to them and declare the notes to be immediately due and payable. The Company received such a notice of acceleration from Century and repaid the notes, aggregating $5 million and having an original due date of September 30, 2003, on October 9, 2001, thus constituting an early extinguishment of such debt. In connection with such early extinguishment of debt, the Company recognized an extraordinary loss for the three and nine months ended September 30, 2001, amounting to $443,204, representing the unamortized discount related to the notes at the date of debt extinguishment. The Company’s termination of its distribution agreement also allowed Guidant to accelerate the due dates of the Company’s notes payable to Guidant and declare the notes to be due and payable as of the date of termination. Under the terms of the termination agreement, the Company and Guidant agreed to the Company’s repayment of the notes no later than September 30, 2001. The Company repaid the notes, aggregating $7 million and having an original due date of October 31, 2002, on September 21, 2001, thus constituting an early extinguishment of such debt. In connection with such early extinguishment of debt, the Company recognized an extraordinary loss for the three and nine months ended September 30, 2001, amounting to $273,177, representing the unamortized discount related to the notes at the date of debt extinguishment.

As a result of the items discussed above, the Company incurred net losses of $7,121,065 for the three months ended September 30, 2002, and $9,391,340 for the nine months then ended, compared to net losses of $7,240,529 and $14,275,103 for the corresponding periods in 2001.

Liquidity and Capital Resources

Since inception, the Company’s costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of approximately $83 million at September 30, 2002. To initially fund its operations, the Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million.

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

In October 1998, under the terms of the then-existing distribution agreement, Abbott furnished the Company with a non-refundable $1 million marketing payment upon Abbott’s first commercial sale of product. For financial statement purposes, this payment is being amortized into income on a straight-line basis over the originally anticipated initial term of the agreement, which was expected to continue through 2008 and was considered to approximate the expected period of performance.

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

In December 2001, the Company commenced discussions with Century regarding modification or termination of the September 1998 distribution agreement. On April 1, 2002, the Company and Century signed a Regulatory Transition and Short-Term Distribution Agreement, which supercedes the September 1998 distribution agreement, provides for the transition, over a one-year period ending March 31, 2003, of regulatory responsibilities in Japan from Century to the Company with respect to the Company’s products, and provides for the termination of Century’s Japanese distributorship on March 31, 2003. Following March 31, 2003, the Company will repurchase, from Century inventory on-hand at March 31, 2003, and at the lower of $150,000 or 105% of Century’s original purchase price, the Company’s products purchased by Century from the Company. The Company is required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century must achieve by March 31, 2003. The Company has paid Century $650,000 of such termination fee through September 30, 2002 based on Century’s achievement of milestones as of that date.

On June 12, 2002, Boston Scientific Corporation and Enteric Medical Technologies, in whom the Company had a 20% equity voting interest, entered into a merger agreement under which Boston Scientific acquired all the outstanding common and preferred stock of Enteric. Pursuant to the terms of the merger agreement, each Enteric stockholder received a pro rata share of a Closing Payment, net of amounts set aside in escrow to provide for future indemnity claims, if any. Accordingly, the Company received, as its pro rata share of the Closing Payment, $7,385,812, representing a gross Closing Payment of $8,415,381, less escrowed funds of 10%, amounting to $841,538, and other reserves amounting to $188,031.

In addition, the merger agreement gives each Enteric stockholder the right to receive a pro rata share of a First Contingent Payment and a Second Contingent Payment, should Enteric achieve defined milestones on or before the fifth anniversary of the merger agreement. On June 12, 2002, Enteric estimated the Company’s pro rata share of the First and Second Contingent Payments to be approximately $8.6 million and $7.8 million, respectively, less escrowed funds of 10% and 20%, respectively, of such amounts. However, such Contingent Payments are dependent upon Enteric achieving milestones in conformity with the merger agreement, and are subject to reduction for other conditions specified in the merger agreement. There is no assurance that the Company will receive any additional funds from either the Contingent Payments or the funds currently in escrow.

Under the Company’s June 2000 agreement with Abbott, as amended in May 2002, the Company has the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events have not occurred or if Abbott has not achieved certain performance criteria, as defined in the agreement, as of the previous June 30. As of June 30, 2002, certain of those events had not occurred, and, on July 28, 2002, the Company notified Abbott of the Company’s intent to terminate the distribution agreement effective December 31, 2002. Final terms regarding the termination are yet to be negotiated between Abbott and the Company, among such terms being the possible payment by the Company to Abbott of a termination fee of $1.2 million set forth in the distribution agreement. Based, in part, on discussions with legal counsel, the Company believes it has arguments under which all or part of the termination fee will not be due to Abbott, and has accrued its best estimate as of September 30, 2002, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for 2002.

On September 3, 2002, the Company obtained a commitment from Micro Investment to lead a $30 million private placement of the Company’s common stock, either as the sole or as a participating investor, in two stages, to replenish the Company’s cash reserves after making the initial payment with respect to the acquisition of Dendron GmbH, discussed further below, and to support the anticipated short-term working capital needs of the combined operations of the Company and Dendron. Additional investors subsequently agreed to purchase a portion of the shares that Micro Investment had committed to purchase.

The first stage of the private placement closed on September 30, 2002, in which the Company issued 4,056,399 shares of its common stock to the investors at a purchase price of $2.083 per share, resulting in aggregate proceeds to the Company of $8,449,481.

The investors are obligated to purchase an additional 10,345,905 shares of the Company’s common stock at a purchase price of $2.083 per share, subject to certain customary closing conditions, which would result in aggregate proceeds to the Company of $21,550,519.

Before the Company can close the second stage of the private placement, stockholder approval will be required in order to increase the number of shares the Company is authorized to issue, so that the Company can issue the additional 10,345,905 shares of its common stock to the investors.

Additionally, under Nasdaq marketplace rules, Nasdaq-listed companies are required to obtain stockholder approval before making any issuance of securities “in connection with” the acquisition of the stock or assets of another company, where due to the present issuance of common stock, other than a public offering for cash, the common stock to be issued (1) is or will be in excess of 20% of the outstanding common stock prior to the issuance, or (2) constitutes voting power in excess of 20% of the outstanding voting power prior to the issuance. Because the proceeds of the sale of the Company’s common stock in the second stage of the private placement described above will be used to replenish the Company’s cash reserves after making the initial payment in connection with the acquisition of Dendron, and to support the working capital needs of the combined operations of the Company and Dendron, the issuance of common stock in the private placement pursuant to Nasdaq’s interpretation of its marketplace rules is deemed to be “in connection with” the Company’s acquisition of Dendron, solely for the purposes of such Nasdaq marketplace rules.

The sale of 4,056,399 shares of common stock in the first stage of the private placement resulted in the issuance of stock representing approximately 19.9% of the Company’s outstanding shares immediately prior to the date of issuance. The sale of 10,345,905 shares of common stock in the second stage of the private placement, together with the 4,056,399 shares issued in the first stage, will result in the issuance of stock in excess of 20% of the Company’s outstanding common stock prior to the issuance. Therefore, the Company must also obtain stockholder approval of the sale and issuance of the 10,345,905 shares of common stock to be issued in the second stage of the private placement, in order to satisfy the requirements of Nasdaq marketplace rules.

The Company has agreed to prepare a proxy statement, file it with the Securities and Exchange Commission and distribute it to its stockholders as promptly as practicable after the first closing in order to (1) obtain stockholder approval to increase the number of authorized shares of common stock, and (2) obtain stockholder approval of the sale of the 10,345,905 shares in the second stage of the private placement to comply with the provisions of the Nasdaq marketplace rules.

On October 4, 2002, the Company completed the purchase of all of the outstanding shares of equity stock of Dendron GmbH, a privately held, German-based developer and manufacturer of neurovascular focused products such as embolic coils for the treatment of brain aneurysms.

The acquisition was accomplished through the purchase of such equity securities for $25,000,000, pursuant to the terms of the stock purchase agreement dated September 3, 2002. Of the $25,000,000 initial payment, $20,0000,000 was paid on October 4, 2002, and $5,000,000 was held back pursuant to the terms of the stock purchase agreement for a defined period to permit certain purchase price adjustments to be determined, such as deductions to take in account Dendron’s accumulated debt. Under the terms of the stock purchase agreement, additional payments, aggregating up to $15,000,000, are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008.

As of September 30, 2002, the Company had cash and cash equivalents of $28.2 million. Cash used in the Company’s operations for the nine months ended September 30, 2002 was $23.8 million, reflecting primarily the loss from operations and increases in accounts receivable, inventories, prepaids and other assets, and a decrease in accrued liabilities, net of increases in accounts payable and accrued salaries and benefits. Cash provided by investing activities for the nine months ended September 30, 2002 was $5.9 million, which reflected the proceeds received from the sale of the Enteric common stock, net of expenditures for property and equipment and intellectual property. While continued investments will be made for property and equipment and for intellectual property, as well as for the acquisition of Dendron, the Company has no significant other capital commitments as of September 30, 2002. Cash provided by financing activities for the nine months ended September 30, 2002 was $9.1 million, primarily consisting of the proceeds from the first stage of the private placement of the Company’s common stock pursuant to the September 2002 stock purchase agreement discussed above, employees’ exercises of stock options and purchases of the Company’s common stock under the Company’s Employee Stock Purchase Plan. On October 4, 2002, the Company expended approximately $21 million for the acquisition of Dendron.

The Company believes that current resources, net of the expenditure of funds for the acquisition of Dendron, as discussed above, and the successful completion of the second stage of the private placement of the Company's common stock pursuant to the September 2002 stock purchase agreement discussed above, which completion cannot be assured, will be sufficient to fund its operations for at least the next twelve months. The Company’s future liquidity and capital requirements will be influenced by numerous factors, including results under the sales representative agreement with ev3 International, and similar future agreements, should any be entered into, and the transition from the Company’s current arrangements with Abbott and Century. Additional factors which could influence the Company’s future liquidity and capital requirements include progress of the Company’s clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, the resources the Company devotes to developing, manufacturing and marketing its products and the demands created by its operational and development programs.

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

We may not be able to achieve the benefits we anticipate from the acquisition of Dendron. Our ability to achieve benefits from our acquisition of Dendron will depend in part on our ability to integrate the technology, products, operations and personnel of Dendron into our business in a timely and efficient manner, continue Dendron’s product development, achieve market acceptance of Dendron’s product line, increase Dendron’s manufacturing capacity in the event that demand for Dendron’s products warrant such an increase and defend Dendron against challenges to its intellectual property by competitors. These activities are complex, time consuming and expensive, and may disrupt the businesses of both operations, and may not be successfully completed.

If we do not receive stockholder approval necessary in order to close the second stage of the private placement of our common stock on a timely basis, we will need to seek alternative short-term financing. As described above, on September 3, 2002, we obtained a commitment from Micro Investment to lead a $30 million private placement of our common stock, either as the sole or as a participating investor, in two stages, to replenish our cash reserves after making the initial payment with respect to the acquisition of Dendron GmbH and to support the anticipated short-term working capital needs of our combined operations. The first stage of the private placement closed on September 30, 2002, in which we issued 4,056,399 shares of our common stock to the investors at a purchase price of $2.083 per share, resulting in aggregate proceeds to us of $8,449,481. In the second stage of the private placement, the investors are obligated to purchase an additional 10,345,905 shares of our common stock at a purchase price of $2.083 per share, subject to certain customary closing conditions, which would result in aggregate proceeds to us of $21,550,519. Before we can close the second stage of the private placement, however, stockholder approval will be required in order to increase the number of shares we are authorized to issue, and to comply with Nasdaq’s interpretation of its marketplace rules.

We have agreed to prepare a proxy statement, file it with the Securities and Exchange Commission and distribute it to our stockholders as promptly as practicable after the first closing in order to obtain stockholder approval. However, based on the time frames we believe are required for filing and distributing this proxy statement, we will require a short-term loan in order to satisfy our short-term capital requirements. We have an oral commitment from Micro Investment for such a loan, and both parties are in the process of finalizing terms of the loan and obtaining necessary approvals. However, there is no guarantee that such financing will be completed on terms acceptable to us or at all.

One of our stockholders holds a majority of our common stock, which enables it to control our Board of Directors and cause or prevent significant transactions. One of our stockholders, Micro Investment, beneficially owns 58% of our outstanding common stock, which percentage ownership will increase with the completion of the financing described above. Micro Investment will be able to exercise voting control over us for the foreseeable future and will be able to elect the entire Board of Directors, set dividend policy and otherwise generally determine our management. Micro Investment appointed four of the eight members of our current Board of Directors, and so long as Micro Investment holds 30% of the outstanding shares of our common stock, Micro Investment shall be entitled to designate four of the members of our Board of Directors. This control by Micro Investment could prevent, or make more difficult, a sale of Micro Therapeutics that is not on terms acceptable to Micro Investment. In addition, this control would allow Micro Investment to prevent, or alternatively, to cause to occur, significant corporate transactions.

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

We have a limited operating history, during which time we have not been profitable. We were incorporated in 1993. To date, our business has generated limited product sales. From our inception through September 30, 2002, we incurred cumulative losses of approximately $83 million. We expect additional losses as we expand our research and development, clinical, regulatory, manufacturing and marketing efforts. We may not achieve significant sales of our products or become profitable. We could encounter substantial delays and unexpected expenses related to the introduction of our current and future products, or our research and development, clinical, regulatory, manufacturing and marketing efforts. Such delays or expenses could reduce revenues, increase operating losses and have a negative effect on our business.

We depend on patents and proprietary technology to protect our intellectual property and our business. Our success will depend in part on our ability to:

•	Obtain and maintain patent protection for our products;
•	Preserve our trade secrets; and
•	Operate without infringing the proprietary rights of others.

The patent position of a medical device company may involve complex legal and factual issues. As of November 5, 2002, with the newly acquired Dendron, we held 61 issued U.S. patents and seven issued foreign patents, and have 37 U.S. and 70 foreign patent applications pending. Our issued U.S. patents cover technology underlying our neuro vascular products, such as Onyx and micro catheters, and our peripheral vascular products, such as the thrombolytic brush. The expiration dates of these patents range from 2009 to 2021. The pending claims cover additional aspects of our neuro vascular and peripheral vascular product lines. One of the patents we use is currently licensed by us from Andrew Cragg, M.D. In addition, there are eight foreign patent applications, not included in the above totals, the technology for which has been licensed to Dendron by the named physicians on the patent applications. There is no guarantee that issued patents will provide us significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. It is possible that patents belonging to competitors will require us to alter our technology and products, pay licensing fees or cease to market or develop our current or future technology and products. We also rely on trade secrets to protect our proprietary technology, and it is possible others will independently develop or otherwise acquire equivalent technology or that we will be unable to maintain our technology as trade secrets. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. If we fail to protect our intellectual property rights, there could be a negative impact on our business.

There has been extensive litigation in the medical device industry regarding patents and other intellectual property rights. Dendron is involved in litigation in Europe involving patents covering certain of its products. It is possible that infringement, invalidity, right to use or ownership claims could be asserted against us with respect to our products and products of Dendron. Although patent and intellectual property disputes in the medical device industry have often been settled through licensing or similar arrangements, these arrangements can be costly and there can be no assurance that necessary licenses would be available to us on satisfactory terms or at all under such circumstances. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business. In addition, if we decide to litigate such claims, it would be expensive and time consuming and could divert our management’s attention from other matters and could negatively impact our business regardless of the outcome of the litigation.

We have recently terminated several of our distribution agreements and are entering new arrangements. We have a distribution agreement with Abbott and under the terms of that agreement, we have the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events have not occurred or if Abbott has not achieved certain performance criteria, as defined in the agreement, as of the previous June 30. As of June 30, 2002, certain of those events had not occurred, and, on July 28, 2002, we notified Abbott of our intent to terminate the distribution agreement effective December 31, 2002. There is no guarantee that we will be able to successfully market or distribute those products.

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

On November 16, 2001, we signed an agreement with ev3 International, Inc. Under the terms of the agreement, ev3 International commenced providing, on January 1, 2002, product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where we have no existing third-party distributor for our products, and distributor management services in certain countries outside the U.S. and Canada where we have an existing third-party distributor for our products. All the countries that had been included in the territory covered by our distribution agreement with Guidant, as well as Japan, are included in our agreement with ev3 International. ev3 International is a newly-formed company, and is assembling the resources needed to provide the services to us called for by the agreement. There is no guarantee that ev3 International will be successful in completing its formation on a timely basis, or that it will be successful in providing the services to us called for in the agreement. Stockholders owning a majority of the common stock of ev3 International are members of Micro Investment, our largest stockholder. Additionally, James Corbett, who became Chairman of our Board of Directors in January 2002, and our acting President and Chief Executive Officer in April 2002, positions he held until September 3, 2002 and October 31, 2002, respectively, is the President of ev3 International, Inc. and is Executive Vice President and a director of ev3 Inc., the parent company of ev3 International; Dale Spencer, a member of our Board of Directors, is a director of ev3 International and Chairman of the Board of Directors of ev3 Inc.; Elizabeth Weatherman and Richard Emmitt, members of our Board of Directors, are directors of ev3 Inc.; and Paul Buckman, a member of our Board of Directors, is President, Chief Executive Officer and a director of ev3 Inc.

Our sales force in the United States and Canada consists of nine individuals. There is competition for sales personnel experienced in interventional medical device sales, and there can be no assurance we will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. We believe we will need to continue to expand our third-party relationships or develop our own sales force. Our ability to market our products in certain areas may depend on strategic alliances with marketing partners. There is no guarantee we will be able to enter into agreements other than those with ev3 International on acceptable terms or at all. Also, there can be no assurance that such agreements will be successful in developing our marketing capabilities or that we will be able to successfully develop a direct sales force.

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

Based on the information regarding the material composition of Onyx, we believe Onyx shall be regulated as a device. However, the FDA could at a later date determine that Onyx should be regulated as a drug. Such a change could significantly delay the commercial availability of Onyx and have a material adverse effect on our business. Before we can commercially market Onyx in the U.S. as a device, we will be required to submit one or more pre-market approval applications to the FDA. This generally involves a substantially longer and less certain review process than that of a 510(k) pre-market notification. Such pre-market approval applications require human clinical testing prior to any action by the FDA. In March 2001, we received FDA approval to begin a pivotal clinical trial in the United States for the use of Onyx in treating brain aneurysms. In July 2002, we received FDA approval to modify the protocol for the aneurysm trial and treat an additional 100 patients in the trial using the new protocol. As of November 11, 2002, three patients had been treated in the aneurysm trial under the new protocol. In April 2001, we received FDA approval to begin a pivotal trial of Onyx for the treatment of 106 arteriovenous malformations, or AVMs, in the U.S. As of November 11, 2002, a total of 106 AVM cases have been treated in the trial. Delays in receipt of, failure to receive, or loss of regulatory approvals or clearances to market our products would negatively impact our ability to market these products.

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

Our revenues could be diminished if we are not able to expand our international sales. In both the three and nine months ended September 30, 2002, 49% of our revenues were derived from international sales. While revenues from any country outside the United States did not account for 10% or more of our revenues in the three or nine months ended September 30, 2002, sales to customers in Europe represented 44% and 40%, respectively, of our revenues for those periods. We believe our future performance will be dependent in part upon our ability to increase international sales. Although the perceived demand for certain products may be lower outside the United States, we intend to continue to expand our international operations and to enter additional international markets, which will require significant management attention and financial resources. There is no guarantee, however, that we will be able to successfully expand our international sales.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the date of the evaluation, our disclosure controls and procedures were adequate to timely alert them of material information relating to Micro Therapeutics required to be included in our periodic SEC filings.

Changes in internal controls

There were no significant changes in our internal controls, or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of our most recent evaluation.

PART II.           OTHER INFORMATION

Item 1.      Legal Proceedings

The Company is involved in litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse effect on the Company’s financial position or results of operations.

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits

See Index To Exhibits on Page 37 of this Quarterly Report on Form 10-QSB.

(b)	Reports on Form 8-K

On September 4, 2002, the Company filed a Form 8-K with respect to the Company’s execution of an agreement to acquire Dendron GmbH.

On September 4, 2002, the Company filed a Form 8-K with respect to the appointment of Thomas C. Wilder III as president and chief executive officer.

On September 6, 2002, the Company filed a Form 8-K with respect to the execution of a commitment by Micro Investment, LLC to be the lead investor in a $30 million private placement of the Company’s common stock.

No other reports on Form 8-K were filed, or required to be filed, by the Company during the quarterly period ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO THERAPEUTICS, INC.

Date: November 14, 2002	By:	/s/ HAROLD A. HURWITZ

Harold A. Hurwitz Chief Financial Officer

Certifications

Certification Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Mended as
Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Thomas C. Wilder III, President and Chief Executive Officer of Micro Therapeutics, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of the Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Thomas C. Wilder III
Thomas C. Wilder III
President and Chief Executive Officer

Certification Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Mended
as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harold A. Hurwitz, Chief Financial Officer of Micro Therapeutics, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of the Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Harold A. Hurwitz
Harold A. Hurwitz
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.34	Securities Purchase Agreement dated September 3, 2002 by and between Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1 of Micro Therapeutics' Form 8-K, as filed with the Securities and Exchange Commission on September 6, 2002).

10.34.1	Joinder Agreement and First Amendment to Securities Purchase Agreement, dated September 30, 2002 by and between Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1.1 of Micro Therapeutics' Form 8-K, as filed with the Securities and Exchange Commission on September 10, 2002).

10.35	Stock Purchase Agreement dated September 3, 2002 by and between Micro Therapeutics, Inc. and the holders of the outstanding equity securities of Dendron. (Incorporated by reference to Exhibit 2.2 of Micro Therapeutics' Form 8-K, as filed with the Securities and Exchange Commission on September 10, 2002).

10.36	Employment Offer Letter, dated August 16, 2002, between Micro Therapeutics, Inc. and Thomas C. Wilder III.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.