Form 10KSB
period 2002-12-31
MICRO THERAPEUTICS INC
filed 2003-04-04
CIK 311407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to            .

Commission file number 0-6523

MICRO THERAPEUTICS, INC.

(Name of Small Business Issuer in its charter)

Delaware	33-0569235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Goodyear, Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

(949) 837-3700

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Issuer’s revenues for its most recent fiscal year were $12,679,000

As of March 25, 2003, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates, computed by reference to the price at which common equity was sold on such date, was approximately $24,969,000.

34,841,169 shares of Common Stock were outstanding at March 25, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Information required under Items 9, 10, 11 and 12 of Part III hereof are incorporated by reference to portions of the registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held May 22, 2003.

Transitional Small Business Disclosure Format (check one):    Yes   ☐    No   ☒

Index to Exhibits is on page 49.

PART I

ITEM 1.    BUSINESS

Micro Therapeutics, Inc. was incorporated in California in 1993 and reincorporated in Delaware in 1996. The Company manufactures and markets minimally invasive medical devices for the diagnosis and treatment of vascular disease.

On September 3, 2002, the Company entered into an agreement to acquire Dendron GmbH, a privately held, German-based developer and manufacturer of neurovascular focused products such as embolic coils for the treatment of brain aneurysms, through the purchase of all of the outstanding equity securities of Dendron from its existing stockholders in an all-cash transaction of up to $40,000,000, including contingent earn-out payments. Following approval by the Company’s Board of Directors and the fulfillment of certain closing conditions by Dendron, the Company completed the acquisition of Dendron on October 4, 2002. At the closing of the acquisition, the Company was obligated to make a cash payment of $25,000,000, of which $20,000,000 was paid on October 4, 2002, and $5,000,000 is currently being held back pursuant to the terms of the acquisition for a short period to permit certain purchase price adjustments to be determined, such as deductions to take into account Dendron’s accumulated debt. Additional payments, aggregating up to $15,000,000, are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. All further references to the Company in this Annual Report shall be understood to include Dendron, subsequent to its acquisition in October 2002.

The Company focuses its efforts in two target markets: (i) the treatment of neuro vascular disorders of the brain associated with stroke; and (ii) the treatment of peripheral vascular disease, including blood clot therapy in hemodialysis access grafts, arteries and veins. The Company’s objective is to provide physicians with new interventional, or minimally invasive procedures, treatment alternatives, which improve outcomes, reduce costs, shorten procedure times, reduce drug usage and allow access to difficult-to-reach anatomical locations. The Company currently markets more than 225 products for the treatment of neuro and peripheral vascular disease and expects to introduce additional products during 2003.

The Company’s current products and products under development for the neuro vascular market are focused on treating disorders such as aneurysms and arterial-venous malformations, or AVMs. The current portfolio consists of Onyx®, a proprietary liquid embolic that is targeted to treat both aneurysms and AVMs; Sapphire Detachable Coils that also target these disease states; and a range of access products that include guidewires, balloon catheters and micro catheters which allow access to small, remote blood vessels. The Company’s products in the peripheral vascular market, designed for less invasive treatment of blood clots, include: (i) a broad offering of infusion catheters, micro catheters and infusion wires; and (ii) a mechanical thrombolytic device, the Castaneda Over-The-Wire Brush™, designed for rapid interventional clot disruption and dissolution through mechanical mixing of a thrombolytic drug with the clot.

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

Neuro Vascular Disease

The Company believes that the leading complication of neuro vascular disease is stroke, the diminished flow of blood to critical regions of the brain. A significant need for effective stroke therapy exists because of the severity of the disorder, its prevalence in society, the inadequacy of current therapies and the high cost of treatment and care. Acute stroke is the third leading cause of death in the United States and a major cause of long-term disability, with an estimated annual cost of over $30 billion, according to Medical Data International, Inc., or MDI. There are approximately 750,000 cases of stroke per year in the United States, of which approximately 160,000 of the victims die as a result of the event and another one-third become severely and permanently disabled, according to the National Stroke Association. Over three million people in the United States are stroke survivors and more than 1.1 million people report functional limitations resulting from stroke according to data published in the Morbidity and Mortality Weekly Report, a publication of the Centers for Disease Control. The disabilities caused by stroke include paralysis, coma, impaired cognition, reduced coordination, and loss of visual acuity, speech and sensation, or a combination of these effects. Currently, no medical intervention exists that can reverse the brain damage resulting from stroke.

Strokes are typically caused either by blockages (ischemic stroke) or ruptures (hemorrhagic stroke) of vessels within or leading to the brain. Ischemic strokes account for approximately 83% of all strokes accordingly to data published in Stroke, a publication of the American Heart Association. According to the American Heart Association, the most common type of ischemic stroke, thromboembolic stroke, is caused by the existence of a blood clot, or thrombus, within an artery, blocking blood flow. These blood clots can originate in the heart or a peripheral vascular site and travel into the neuro vasculature. Another type of ischemic stroke, atherosclerotic stroke, results from blockage of blood flow by plaque in a vessel. The majority of atherosclerotic strokes result from blockage in the carotid artery in the neck. According to MDI, the annual number of cases of thromboembolic and atherosclerotic stroke in the United States is 168,000 and 272,000, respectively. The balance of ischemic strokes are lacunar strokes, or disease of the smallest vessels deep within the brain.

Hemorrhagic stroke is generally caused by the rupture of a blood vessel in the brain resulting from a vascular defect such as an aneurysm or AVM. There are approximately 130,000 cases of hemorrhagic stroke per year in the United States, based on data published in Stroke.

An aneurysm is a balloon-shaped structure, which forms at a weak point in the vessel wall and fills with blood. Aneurysms typically grow over time and, due to pressure placed on the wall of the aneurysm, are prone to rupture. Ruptured aneurysms result in massive intracranial bleeding and often death. Patients with unruptured aneurysms may experience symptoms such as blurred vision, headaches or dizziness; however, the large majority of these patients are asymptomatic. While 42,000 hemorrhagic stroke cases are related to ruptured intracranial aneurysms, autopsy studies have suggested that un-ruptured aneurysms may occur in approximately 2% to 5% of the general population in the United States, according to the American Association of Neurological Surgeons. The Company believes that with the development of new diagnostic and interventional technologies, the pool of candidate patients may be expanded to include those with unruptured aneurysms discovered in conjunction with other examinations.

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

According to MDI, thrombosis in peripheral arteries affects approximately 500,000 people per year in the United States. Approximately 300,000 of these patients receive surgical or interventional treatment, as estimated by the American Heart Association.

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

The Company estimates that the interventional market of peripheral blood clots in the United States is approximately 220,000 procedures per year, and believes that market growth will be driven by the aging U.S. population, the conversion from surgical to interventional procedures and the development of advanced technologies that decrease overall procedure costs.

Products

The following table sets forth the Company’s principal products and certain products under development, and their current regulatory status:

Product Line	Approval Status
	United States	European Union	Japan
EMBOLIC PRODUCTS
Onyx
Aneurysm	Submission expected 2004	Approved	Submission expected 2003
Arteriovenous malformation	Submitted 2003	Approved	Submission expected 2003
Sapphire Detachable Coils
Atlas 3-D™ Coil	Submitted 2003	Approved	Submission expected 2003
Multi-Diameter™	Submitted 2003	Approved	Submission expected 2003
Helix™ Standard and Helix™ Soft	Submitted 2003	Approved	Submission expected 2003
Cyclone®	Submission expected 2003	Approved	Submission expected 2003
Curved Tip	Submitted 2003	Approved	Submission expected 2003
Tension Safe™	Submitted 2003	Approved	Submission expected 2003
Sapphire VDS™	Submitted 2003 for use with Helix Standard; submission expected 2003 for other applications	Approved for use with Helix Standard; submission expected 2003 for other applications	Submission expected 2003
Topaz Injectible Coils	Submitted 2003	Approved	Submission expected 2003
NEURO ACCESS PRODUCTS
Micro Catheters
Nautica™ Micro Catheter	Cleared	Approved	Expected 2003
UltraFlow™ HPC Flow Directed Micro Catheter	Cleared	Approved	Expected 2003
Rebar® Reinforced Micro Catheter	Cleared	Approved	Approved
FlowRider® PLUS Flow Directed Micro Catheter	Cleared	Approved	Approved
Balloons
HyperGlide™ Occlusion Balloon System	Cleared	Approved	Expected 2003
HyperForm™ Occlusion Balloon System	Cleared	Approved	Expected 2003
Equinox® Occlusion Balloon System	Cleared	Approved	Approved
Guidewires
Mirage™ Hydrophilic Guidewire	Cleared	Approved	Expected 2003

Product Line	Approval Status
	United States	European Union	Japan
X-pédion™ Hydrophilic Guidewire	Cleared	Approved	Expected 2003
X-celerator™ Hydrophilic Exchange Guidewire	Cleared	Approved	Expected 2003
SilverSpeed® Hydrophilic Guidewire	Cleared	Approved	Approved
Injectors
Cadence Precision Injector	Cleared	Approved	Not submitted
PERIPHERAL BLOOD CLOT THERAPY PRODUCTS
Infusion Catheters
Cragg-McNamara® Valved Infusion Catheter	Cleared	Approved	Approved
MicroMewi® Sidehole Infusion Catheter	Cleared	Approved	Approved
TruLine™ Reinforced Valved Infusion Catheter	Cleared	Approved	Not submitted
Mewi-5® Sidehole Infusion Catheter	Cleared	Approved	Approved
Focused™ Valved Infusion Catheter	Cleared	Approved	Approved
Infusion Wires
ProStream® Sidehole Infusion Wire	Cleared	Approved	Approved
Mechanical Thrombolysis
Castañeda Over-The-Wire Brush™	Cleared	Approved	Not submitted

Embolic Products

The Company’s embolic products, Onyx and the family of Sapphire Detachable Coils, are designed for controlled embolization of vascular malformations such as aneurysms and AVMs. They are delivered in a minimally invasive, or interventional, procedure in which neuro access products, consisting of guidewires, micro catheters and balloons, are inserted through an incision made in the femoral artery in the thigh and maneuvered through the vascular system to small blood vessels in the brain.

The conventional treatment of these conditions requires highly invasive neurosurgery, in which a portion of the skull is removed and brain tissue is manipulated to gain access to the diseased vessel. This type of surgery involves extensive blood loss and prolonged hospitalization. In a surgical procedure to treat a brain aneurysm, a clip is placed across the base, or neck, of the aneurysm for the purpose of excluding the aneurysm from further blood flow. The Company estimates that 30,000 such surgical procedures were performed in 2001.

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

Onyx.    Onyx consists of unique biomaterials and is delivered, in liquid form, through proprietary micro catheters to blood vessels in the brain where it fills a vascular defect and transforms into a solid polymer cast. Onyx offers a unique form fill and seal approach to the interventional treatment of aneurysms or AVMs associated with hemorrhagic stroke.

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

The Company is conducting a pivotal clinical trial in the United States with respect to the use of Onyx in the treatment of brain aneurysms. In March 2003, the Company submitted an application for pre-market approval from the FDA for the use of Onyx in treating AVMs, following the completion of a pivotal clinical trial. In Europe, CE Mark approval was obtained in 1999 for the use of Onyx in treating brain AVMs, and in late 2000 for the use of Onyx in treating brain aneurysms.

Applications of Onyx for which the Company has received regulatory marketing approval in the European Union are marketed under a sales representative agreement with ev3 International, Inc., and in other countries, where regulatory approvals have been obtained, through independent distributors. See “Business—Sales and Marketing.”

Sapphire Detachable Coils.    Interventional treatment of aneurysms with Sapphire Detachable Coils involves advancing a micro catheter through the cerebral vasculature to the aneurysm site. Tiny metal coils attached to a delivery wire are passed through the catheter and into the aneurysm. The coil is then detached from the delivery wire, the wire is removed and the next coil is advanced through the catheter. This process is repeated until approximately 35-45% of the volume of the aneurysm is filled with coils. The presence of these coils in the aneurysm disrupts blood flow, leading to the formation of thrombus in the spaces within the coil mass.

The Sapphire coils are sold in a range of shapes and configurations, described as follows:

Atlas 3-D™ Coil.    This coil possesses a three-dimensional structure, which forms a spherical cage out of loops. This shape is designed to adapt to that of the vessel to facilitate its use as a “starting” coil in the embolization process.

Multi-Diameter™.    This coil is designed to be used in treating aneurysms with a relatively higher risk of rupture.

Helix™ Standard and Helix™ Soft.    The Helix configuration is designed to provide stability of the coil shape based on its relative aspect of softness and flexibility. The Soft version has enhanced softness and flexibility characteristics, and relatively high radiopacity, or capability to be seen by the physician using imaging equipment such as a fluoroscope, to allow for visibility and control.

Cyclone®.    The Cyclone configuration has the shape of a cone for use in treating AVMs.

Curved Tip.    This coil also is designed for softness and flexibility. The curved tip configuration is designed to allow the coil to adapt to certain irregular vessel shapes.

Tension Safe™.    This coil contains an inner, elastic filament that is designed to facilitate greater safety when it is necessary for the physician to reposition or withdraw the coil.

Sapphire VDS™.    The Variable Detachment System, or VDS, has been commercially launched with the Helix Standard coil, and is under development for certain of Dendron’s other coils. The VDS is designed to facilitate the last step in the embolization process by allowing for the serial detachment of multiple coils.

The Sapphire family of coils is both competitive with, and complementary to, Onyx®, and may be used in conjunction with Onyx. Moreover, the Company’s coils, and coils manufactured by the Company’s competitors, may be delivered to the targeted neuro vascular treatment site using the Company’s neuro access devices such as micro catheters, guidewires and balloons.

Topaz Injectible Coils.    The Topaz coils are designed for injection into vascular malformations such as AVMs.

The embolic products described above have received marketing clearances required by the European Union, however, the Sapphire VDS has received clearance only for use with the Helix Standard coil. Such products are marketed in Europe under the terms of a sales representative agreement with ev3 International, Inc. See “Business—Sales and Marketing.”

Neuro Access Products

The Company has lines of products, some of which are in development, that are intended to allow access to, and treatment in, difficult-to-reach anatomical locations, such as the remote, or distal, vessels in the brain, or challenging vascular structures, such as bifurcation or terminal aneurysms, which involve more than one blood vessel in the brain. These product lines include families of micro catheters, guidewires and balloon systems, certain models of which are, or will be, delivery components for Onyx and others of which are intended for delivery of coils or general interventional therapies.

Nautica Micro Catheter.    This catheter is designed to deliver embolic coils, such as the Sapphire Detachable Coils, and features a relatively strong shaft design with a flexible tip at the end of the catheter and two marker bands, which allow the physician to see the position of the catheter using imaging equipment.

UltraFlow HPC.    This micro catheter’s construction is designed to enable access to distal locations, and to allow for superselective vessel positioning. It can be used as a flow-directed catheter, taking advantage of naturally occurring blood flow dynamics to access hard–to-reach, tightly twisted vessels, or as an over-the-wire catheter, in conjunction with a guidewire.

Rebar Micro Catheter.    This is a reinforced micro catheter constructed using a three-layer design for enhanced kink resistance and has two marker bands to allow the physician to see the position of the catheter using imaging equipment. The Rebar is designed as an over-the-wire micro catheter.

FlowRider PLUS Flow Directed Micro Catheter.    The distal section, or that section that is toward the tip end, of this flow-directed catheter is coated using an advanced process, to enhance its durability. The more proximal section, or that section that is closer to the physician, of the shaft is uncoated to facilitate handling control. If extra support is needed, it can also be used in conjunction with a guidewire.

The Company’s occlusion balloon systems are compliant, or flexible, balloons designed for use in blood vessels where temporary occlusion is desired. They are useful in stopping or controlling blood flow, and are capable of accessing small diameter vessels and vessels that have many twists and turns. Accordingly, they may be used to arrest blood flow to remote sites to allow for embolization treatment of vascular abnormalities such as aneurysms.

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

X-pédion Hydrophilic Guidewire.    This guidewire has support in the proximal section of its shaft to enhance pushability, and is designed to retain its shape and respond to the physician’s efforts to steer the guidewire to the desired vessel.

X-celerator Hydrophilic Exchange Guidewire.    This guidewire facilitates exchanges of devices or the use of multiple devices in an interventional procedure, while maintaining wire position.

SilverSpeed Hydrophilic Guidewire.    The construction of this guidewire allows for a flexible end, with a gradual decrease in the stiffness toward the tip. The distal coil segment is radiopaque platinum, which aids the physician in positioning the tip.

Cadence Precision Injector.    This is a 1 ml threaded syringe, intended to provide for precise, controlled injections.

The Company’s micro catheter and access products generally have received regulatory marketing clearances in the United States, the European Union, Japan and other countries. These products are marketed in the United States by the Company’s direct sales force, in Europe under a sales representative agreement with ev3 International, Inc., in Japan under a distribution agreement with Century Medical, Inc. through March 31, 2003 and in other countries through independent distributors. The Company is negotiating an agreement with ev3 KK (Japan) under which ev3 KK will distribute the Company’s products in Japan subsequent to March 31, 2003. See “Business—Sales and Marketing.”

Peripheral Blood Clot Therapy Products

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

Interventional techniques used in these procedures include the “pulse-spray” infusion technique, where boluses of the drug are repeatedly hand injected into the blood clot with high-pressure syringes, and the “weep” infusion technique, where the drug is slowly infused into the clot over a longer period of time. In coaxial infusion systems, a micro catheter or infusion wire is placed through a larger catheter, and infusion is performed through both devices. This technique allows simultaneous infusion into small, distal vessels and larger, proximal vessels.

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

Of the more than 183,000 hemodialysis access graft treatments currently performed each year in the United States, the Company estimates that approximately 100,000 are treated interventionally. Of the 200,000 arterial blood clot treatments currently performed each year in the United States, the Company estimates that 110,000 are interventional. The Company also estimates that an additional 12,000 vein procedures are performed interventionally each year in the United States for a total of approximately 222,000 interventional treatments for peripheral blood clots.

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

Castañeda Over-The-Wire Brush.    The Company believes that most treatments for blood clots in vessels other than those serving the heart or brain could be performed interventionally. However, in order for interventional thrombolysis procedures to surpass surgical procedures as the treatment of choice, three main issues need to be addressed, all of which have a direct impact on procedure cost.

First, the length of time to dissolve the clot must be shortened. If a clot is relatively “fresh,” that is, only several hours old or less when treated, dissolution time is quick and the procedure can be completed in a single session in the catheterization or special procedures lab. If, however, the clot becomes more “organized” in the vessel, dissolution time lengthens. In these circumstances, thrombolysis starts in the catheterization lab and continues in a hospital room for 24 to 72 hours, making it an inpatient procedure. The patient is then moved back to the lab a second time for angiographic imaging to determine whether the infusion has been successful. Even a single setting thrombolytic procedure on a fresh clot can require the interventional radiologist to administer the drug for a considerable length of time. Second, the dissolution of the clot must be complete. An established clot is resistant to complete dissolution and any residual clot becomes a site for repropagation of new clot. Third, drug cost must be reduced. The cost of drugs for a long-term thrombolytic infusion lasting several days is thousands of dollars.

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

The Company’s peripheral blood clot therapy products have received regulatory marketing clearances in the United States, the European Union, Japan and other countries. Through December 31, 2002, these products were marketed in the United States under a distribution agreement with Abbott Laboratories. Commencing January 1, 2003, such products are being sold and distributed by the Company. The Company is in discussion with ev3 Inc. regarding an agreement under which ev3 Inc. would assume marketing, sales and distribution activities for the Company’s peripheral blood clot therapy products. In Europe, the Company’s peripheral blood clot therapy products are marketed under a sales representative agreement with ev3 International, Inc., and, in Japan, under a distribution agreement with Century Medical, Inc. through March 31, 2003. The Company is negotiating an agreement with ev3 KK (Japan) under which ev3 KK will distribute the Company’s products in Japan subsequent to March 31, 2003. In other countries, peripheral blood clot therapy products are sold through independent distributors. See “Business—Sales and Marketing.”

Sales and Marketing

The primary users of the Company’s products are interventional radiologists and neuroradiologists. The Company estimates that approximately 2,600 hospitals in the United States perform interventional radiology procedures and an estimated 250 institutions provide some neuro vascular therapy.

Since inception, the Company’s practice has been to establish and maintain relationships with key interventional radiologists and neuroradiologists. To achieve such relationships, the Company has had direct sales representatives covering the United States. In August 1998, the Company entered into a Distribution Agreement with Abbott Laboratories, which required that the Company’s sales force transition the Company’s relationships with interventional radiologists to Abbott. The Company’s obligation to work on such a transition with Abbott ended in the third quarter of 1999 and the Company redirected the efforts of its remaining direct sales force, consisting of two representatives, toward expanding the relationships it had formed in the neuroradiology marketplace. In June 2000, the Company and Abbott modified their agreement under which the Company has certain responsibilities for marketing and promotion of the Company’s peripheral blood clot therapy products in the United States and Canada. The revised agreement took effect coincident with the development, regulatory approval and market launch of several of the Company’s micro catheter and access products. Accordingly, the Company, in the third quarter of 2000, re-established its sales force, which currently consists of ten territory managers and a director.

The distribution agreement with Abbott provided Abbott exclusive rights to distribute the Company’s peripheral blood clot therapy products in the U.S. and Canada. The initial term of the agreement ran through the end of 2008, and was terminable at the Company’s option, effective each December 31 from 2002 through 2007 if certain events had not occurred or if Abbott had not achieved certain performance criteria, as defined in the agreement, as of the preceding June 30 in each year from 2002 through 2007. As of June 30, 2002, certain of those events had not occurred, and, on July 28, 2002, the Company notified Abbott of the Company’s intent to terminate the distribution agreement effective December 31, 2002. Effective January 1, 2003, the Company assumed complete responsibility for sales and marketing of the peripheral blood clot therapy product line in the U.S. and Canada, and is in discussion with ev3 Inc., regarding an agreement under which ev3 Inc., would become the distributor of the peripheral blood clot therapy product line in the U.S. and Canada. Stockholders owning a majority of the common stock of ev3 Inc. are members of Micro Investment, LLC, the Company’s largest stockholder. Additionally, James Corbett, who became Chairman of the Company’s Board of Directors in January 2002 and served as the Company’s President and Chief Executive Officer from April through October 2002, is the President of ev3 International, Inc., a wholly owned subsidiary of ev3 Inc., and is Executive Vice President and a director of ev3 Inc.; Dale Spencer, a director of the Company, is a director of ev3 International and Chairman of the Board of Directors of ev3 Inc; Elizabeth Weatherman and Richard Emmitt, directors of the Company, are directors of ev3 Inc; and Paul Buckman, a director of the Company, is President, Chief Executive Officer and a director of ev3 Inc.

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

In November 2001, the Company signed a sales representative agreement with ev3 International, Inc., a wholly owned subsidiary of ev3 Inc. Under the terms of the agreement, ev3 International provides product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where the Company has no existing third-party distributor for its products, and distributor management services in certain countries outside the U.S. and Canada where the Company has an existing third-party distributor for its products. The countries included in the territory covered by the previously existing distribution agreement with Guidant are included in the Company’s agreement with ev3 International.

In September 1998, the Company entered into a distribution agreement with Century Medical, Inc. that provided Century with exclusive rights to distribute all of the Company’s products in Japan. The initial term of the agreement extended five years past the date on which the first regulatory approval is obtained for an application using Onyx. In December 2001, the Company commenced discussions with Century regarding modification or termination of the distribution agreement. On April 1, 2002, the Company and Century signed a

Regulatory Transition and Short-Term Distribution Agreement, which supercedes the September 1998 distribution agreement, provides for the transition, over a one-year period ending March 31, 2003, of regulatory responsibilities in Japan from Century to the Company with respect to the Company’s products, and provides for the termination of Century’s Japanese distributorship on March 31, 2003. The Company is in discussion with ev3 KK, a wholly owned subsidiary of ev3 International, regarding an agreement under which ev3 KK would become the Company’s exclusive distributor in Japan for all the Company’s products.

Research and Development

For the years ended December 31, 2001 and 2002, the Company’s research and development expenses amounted to $6,522,000 and $7,532,000, respectively. The Company is directing its research efforts towards development of products that expand the therapeutic alternatives available to interventional radiologists and interventional neuroradiologists for treatment of vascular disease.

The Company believes that Onyx and the Sapphire Detachable Coil family of products have utility for a variety of procedures in the vascular system, including embolization of brain aneurysms, AVMs and, with respect to Onyx, hypervascular tumors. These applications have received regulatory clearances for marketing in Europe. In the United States, the Company is conducting a pivotal clinical trial with respect to the use of Onyx in treating brain aneurysms, and, in March 2003, submitted to the FDA for a premarket approval with respect to the use of Onyx in treating AVMs. In addition, the Company has filed patents related to certain non-vascular applications of Onyx that were cross-licensed to other companies, for which the Company received minority equity interests in such companies at the dates of the cross-license transactions.

During 2002, the Company initiated and continued several programs to design and develop additional access and delivery devices, specifically, micro catheters, guidewires and balloon systems, for use in the delivery of Onyx and as general purpose devices. In addition, subsequent to the Company’s acquisition of Dendron in October 2002, programs were initiated and continued to enhance the Sapphire Detachable Coil product line, including development of the Variable Detachment System, or VDS.

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

The Company’s research and development staff consists of 23 full-time engineers and technicians, all of whom have substantial experience in medical device development. The Company’s product development process incorporates teams organized around each of the Company’s core technologies or product groups, with each team having representatives from marketing, regulatory and clinical affairs, manufacturing and finance. Consultants are utilized where additional specialized expertise is required.

Manufacturing

The Company manufactures its proprietary products in a controlled environment setting at its facilities in Irvine, California and Bochum, Germany. The Company has implemented quality control systems as part of its manufacturing process, which complies with U.S. Quality System Regulations, or QSR, requirements. The Company’s Irvine, California facility has also been inspected by the FDA and the California Department of Health Services, and is registered with the State of California to manufacture its medical devices. The Company’s facility in Bochum, Germany is registered with appropriate competent authorities allowing it to manufacture products for sale in the European Union. The Company believes it is in compliance with FDA QSR for medical devices, with ISO 9001/EN 46001 quality standards and applicable medical device directives promulgated by the European Union, and with ISO/EN13485 which facilitates entry of the Company’s products into Canada. There can be no assurance, however, that the Company will remain in compliance with such standards. Failure to do so could have a material adverse effect on the Company’s business, operating results and financial condition.

The European Union has promulgated rules requiring that medical products receive the right to affix the CE Mark, an international symbol of adherence to quality assurance standards. ISO 9001/EN 46001 certification is one of the CE Mark certification requirements. In order to obtain the right to affix the CE Mark to its products, the Company needs to obtain certification that its processes meet the ISO 9001/EN 46001 quality standards and applicable medical device directives promulgated by the European Union. Such certification has been obtained by the Company with respect to its peripheral vascular blood clot therapy, neuro access products, and certain applications of Onyx and the Sapphire Detachable Coils. Therefore, the Company currently has the right to affix the CE Mark to such products. However, this certification is reviewed on an annual basis, and there can be no assurance that such right to affix the CE Mark will be retained by the Company in the future.

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

The Company competes primarily with other producers of embolic material and devices, and catheter and wire based products for interventional treatment of neuro vascular and peripheral vascular disease. In neuro vascular interventional applications, the Target Therapeutics division of Boston Scientific, Inc. is the market leader. The Company expects to compete against Target Therapeutics and other entrants in the neuro vascular interventional market, including the Cordis, Inc. subsidiary of Johnson & Johnson, Cook, Inc., Micrus Corporation, MicroVention, Inc. and Terumo Medical Corporation. In peripheral blood clot therapy applications, the Company competes with Arrow International, Inc., the MediTech and Target Therapeutics divisions of Boston Scientific, Inc., Cook, Inc., and the AngioDynamics division of E-Z-EM Corporation. Many of these companies have significantly greater financial, manufacturing, marketing, distribution and technical resources, name recognition and experience than the Company. There can be no assurance that the Company’s competitors will not succeed in developing technologies and products that are more effective than those developed by the Company or that would render the Company’s products obsolete or noncompetitive. Additionally, there can be no assurance that the Company will be able to compete effectively against such competitors based on its ability to manufacture, market and sell its products.

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

As of March 25, 2003, the Company held 65 issued U.S. patents, 15 granted foreign patents and has 38 U.S. and 59 foreign patent applications pending. The Company’s issued U.S. patents cover technology underlying Onyx, access devices, intra-cerebral stents, the Cragg MicroValve, infusion wires, and the Cragg Thrombolytic Brush. The expiration dates of these patents range from 2009 to 2021. The pending claims cover additional aspects of liquid embolic material, detachable coils, access and delivery devices, intra-cerebral stent technologies, non-vascular liquid embolic products, infusion catheters, infusion wires, and the Thrombolytic Brush.

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

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and many companies in the industry have employed intellectual property litigation to gain a competitive advantage. A description of litigation to which Dendron, prior to its acquisition by the Company, became a party is as follows:

Regents of the University of California.    On September 1, 2000, Dendron was named as the defendant in three patent infringement lawsuits brought by the Regents of the University of California, the plaintiff, in the District Court of Nordrhein-Westfalia (Landgericht) in Düsseldorf, Germany. The complaint requested a judgment that Dendron’s EDC I coil device infringes three European patents held by the plaintiff and asks for relief in the form of an injunction that would prevent Dendron from selling the products within Germany and from Germany to customers abroad, as well as an award of damages caused by Dendron’s alleged infringement, and other costs, disbursements and attorneys’ fees. In August 2001, the Court issued a written decision that  EDC I coil devices do infringe the plaintiff’s patents, enjoined Dendron from selling the devices within Germany and from Germany to customers abroad, and requested that Dendron disclose the individual product’s costs as the basis for awarding damages. In September 2001, Dendron appealed the decision.

On July 4, 2001, the plaintiff filed another suit against Dendron alleging that EDC I coil device infringes another European patent held by the plaintiff. The complaint was filed in the District Court of Düsseldorf, Germany seeking additional monetary and injunction relief. In April 2002, the Court found that EDC I coil devices do infringe the plaintiff’s patent. The case is under appeal. Dendron no longer markets or sells the EDC I product. There can be no assurance, however, that the plaintiff will not be able to successfully assert similar claims against currently marketed products.

William Cook Europe ApS, Denmark.    On April 2, 2002, Dendron was named as the defendant in a patent infringement lawsuit brought by William Cook Europe ApS, Denmark, the plaintiff, alleging that a German utility model, an un-reviewed German patent application, owned by the plaintiff is infringed upon by Dendron’s EDC II “curved tip” coil devices. The suit was filed in the District Court of Nordrhein-Westfalia (Landgericht) in Düsseldorf, seeking monetary and injunctive relief. In December 2002, the court determined that Dendron’s device did infringe on the utility model. A written opinion has not yet been issued by the court. In January 2003, the same court issued a “stay” of its decision, pursuant to a request by the Company, pending the outcome of other litigation that, if the Company is successful, could result in the cancellation of the utility model described above. Should the Company not prevail in these matters, the Company has not yet determined whether or not to appeal the court’s decision, but the Company believes that the decision will not have a material impact on the revenues of Dendron. The product subject to these matters is the Curved Tip coil within the Sapphire product family.

There can be no assurance that the Company will not become subject to further patent infringement litigation or an interference proceeding declared by the U.S. Patent and Trademark Office to determine the priority of inventions. The defense and prosecution of patent suits, Patent and Trademark Office interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company, to protect the Company’s trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others.

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

The Company has received 510(k) clearances for certain therapeutic indications of its micro catheters, guidewires, balloons and peripheral vascular blood clot therapy products, which cover over 100 products offered for market. The Company has made modifications which affect a number of its products covered under these 510(k) clearances, which modifications, the Company believes, do not affect the safety and efficacy of the products and thus, under FDA guidelines, do not require new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company’s determinations not to submit a new 510(k) notice for any of these changes or would not require the Company to submit a new 510(k) notice for any of the changes made to the device. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

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

The Company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the State of California Department of Health Services, or CDHS, to list its products with the FDA, and to comply with standards promulgated by competent authorities in Europe. As such, the Company will be inspected by such regulatory agencies and authorities for compliance with QSR and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner. The Company’s Irvine, California facility was inspected in November 2002 by the FDA for QSR compliance. There were no limitations imposed on the Company’s operations as a result of that inspection. Pursuant to the maintenance of the Company’s California medical device manufacturing license, the Company’s Irvine, California facility was inspected by the CDHS in January 1999. No significant inspection observations were received. There can be no assurance, however, that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company’s ability to do business.

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

The Company or its distributors have received registrations and approvals to market Onyx for the treatment of neuro aneurysms and AVMs and certain peripheral applications, the Sapphire Detachable Coils for treatment of neuro aneuysms and AVMs, and its access and peripheral vascular blood clot therapy products, in most parts of Europe, Canada, Scandinavia, Latin America, New Zealand and Australia.

The European Union has promulgated rules that require that medical products receive the right to affix the CE Mark, an international symbol of adherence to quality assurance standards. ISO 9001/EN 46001 certification is one of the CE Mark certification requirements. In order to obtain the right to affix the CE Mark to its products, the Company needs to obtain certification that its processes meet the ISO 9001/EN 46001 quality standards and applicable medical device directives promulgated by the European Union. Such certification has been obtained by the Company with respect to some applications of Onyx, the Sapphire Detachable Coils and the Company’s peripheral vascular blood clot therapy and access products and, thus, the Company currently has the right to affix the CE Mark to such products. In addition, the Company has obtained ISO/EN 13485 certification which facilitates entry of the Company’s products into Canada. However, these certifications are reviewed on an annual basis, and there can be no assurance that such certifications will be retained by the Company in the future.

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

The Company’s success will depend upon, among other things, its customers’ ability to obtain satisfactory reimbursement from healthcare payors for its products. Reimbursement in the United States for the Company’s access and peripheral blood clot therapy products is currently available under existing procedure codes from most third-party payors, including most major private health care insurance plans, Medicare and Medicaid. The Company believes that procedures using products such as Onyx and the Sapphire Detachable Coils may be reimbursed in the United States under existing procedure codes should such products receive FDA clearance or approval, of which there is no assurance. However, third-party reimbursement for these products will be dependent upon decisions by individual health maintenance organizations, private insurers and other payors, and there can be no assurance that such procedure codes will remain available or that the reimbursement under these codes will be adequate. Given the efforts to control and decrease health care costs in recent years, there can be no assurance that any reimbursement will be sufficient to permit the Company to achieve or maintain profitability.

Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that govern reimbursement for new devices and procedures. In many markets, there are private insurance systems as well as government-managed systems. Large-scale market acceptance of the Company’s products will depend on the availability and level of reimbursement in international markets targeted by the Company. The Company’s currently-marketed applications of Onyx, the Sapphire Detachable Coils, peripheral blood clot therapy and access products have been approved for reimbursement in countries in which the Company markets such products. Obtaining reimbursement approvals can require 12 to 18 months or longer. There can be no assurance the Company will, in the future, obtain reimbursement in any country within a particular time, for a particular amount, or at all. Failure to obtain such approvals could have a material adverse effect on the Company’s sales, business, operating results and financial condition.

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

One of our stockholders holds a majority of our common stock, which enables it to control our Board of Directors and cause or prevent significant transactions.    One of our stockholders, Micro Investment, beneficially owns 70% of our outstanding common stock. Micro Investment will be able to exercise voting control over us for the foreseeable future and will be able to elect the entire Board of Directors, set dividend policy and otherwise generally determine our management. Micro Investment appointed four of the eight members of our current Board of Directors, and so long as Micro Investment holds 30% of the outstanding shares of our common stock, Micro Investment shall be entitled to designate four of the members of our Board of Directors. This control by Micro Investment could prevent, or make more difficult, a sale of Micro Therapeutics that is not on terms acceptable to Micro Investment. In addition, this control would allow Micro Investment to prevent, or alternatively, to cause to occur, significant corporate transactions.

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

Our products may not be accepted by the market, which could harm our sales and revenues.    Even if we are successful in developing safe and effective products that have received marketing clearance, our products may not gain market acceptance. In order for any of our other products to be accepted, we must address the needs of potential customers. The target customers for our products are doctors who use X-rays and radioactive substances in the diagnosis and treatment of diseases, or radiologists. Specifically, we target two types of radiologists: (1) interventional neuroradiologists, who specialize in the minimally invasive treatment of neuro vascular disorders, and (2) interventional radiologists, who specialize in minimally invasive treatment of peripheral vascular disorders. However, even if these targeted customers accept our products, this acceptance may not translate into sales. Additionally, our market share for our existing products may not grow, and our products that have yet to be introduced may not be accepted in the market.

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

We have a limited operating history, during which time we have not been profitable.    We were incorporated in 1993. From our inception through December 31, 2002, we incurred cumulative losses of approximately $96 million. We expect additional losses as we expand our research and development, clinical, regulatory, manufacturing and marketing efforts. We may not achieve significant sales of our products or become profitable. We could encounter substantial delays and unexpected expenses related to the introduction of our current and future products, or our research and development, clinical, regulatory, manufacturing and marketing efforts. Such delays or expenses could reduce revenues, increase operating losses and have a negative effect on our business.

We depend on patents and proprietary technology to protect our intellectual property and our business.    Our success will depend in part on our ability to:

•	Obtain and maintain patent protection for our products;

•	Preserve our trade secrets; and

•	Operate without infringing the proprietary rights of others.

The patent position of a medical device company may involve complex legal and factual issues. As of March 25, 2003, we held 65 issued U.S. patents and 15 issued foreign patents, and have 38 U.S. and 59 foreign patent applications pending. Our issued U.S. patents cover technology underlying our neuro vascular products, such as Onyx and micro catheters, and our peripheral vascular products, such as the thrombolytic brush. The expiration dates of these patents range from 2009 to 2021. The pending claims cover additional aspects of our neuro vascular and peripheral vascular product lines. One of the patents we use is currently licensed by us from Andrew Cragg, M.D. In addition, there are eight foreign patent applications, not included in the above totals, the technology for which has been licensed to Dendron by the named physicians on the patent applications. There is no guarantee that issued patents will provide us significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. It is possible that patents belonging to competitors will require us to alter our technology and products, pay licensing fees or cease to market or develop our current or future technology and products. We also rely on trade secrets to protect our proprietary technology, and it is possible others will independently develop or otherwise acquire equivalent technology or that we will be unable to maintain our technology as trade secrets. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. If we fail to protect our intellectual property rights, there could be a negative impact on our business.

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

We have recently terminated several of our distribution agreements and are entering new arrangements.    Effective December 31, 2002, we terminated our agreement with Abbott for the distribution of our peripheral blood clot therapy products in the United States, and, effective January 1, 2003, we assumed full responsibility for distribution of such products in the United States, for which there is no guarantee that we will be successful.

On April 1, 2002, we signed a Regulatory Transition and Short-Term Distribution Agreement with Century Medical, which supercedes the September 1998 distribution agreement, provides for the transition, over a one-year period ending March 31, 2003, of regulatory responsibilities in Japan from Century to us with respect to our products, and provides for the termination of Century’s Japanese distributorship on March 31, 2003. We are currently in discussion with ev3 KK, a wholly owned subsidiary of ev3 International, regarding an agreement under which ev3 KK would become the exclusive distributor for all our products in Japan. There is no assurance, however, that ev3 KK will be successful in marketing our products. Stockholders owning a majority of the common stock of ev3 International are members of Micro Investment, our largest stockholder. Additionally, James Corbett, who became Chairman of our Board of Directors in January 2002, and our acting President and Chief Executive Officer in April 2002, positions he held until September 3, 2002 and October 31, 2002, respectively, is the President of ev3 International, and is Executive Vice President and a director of ev3 Inc.; Dale Spencer, a member of our Board of Directors, is a director of ev3 International and Chairman of the Board of Directors of ev3 Inc.; Elizabeth Weatherman and Richard Emmitt, members of our Board of Directors, are directors of ev3 Inc.; and Paul Buckman, a member of our Board of Directors, is President, Chief Executive Officer and a director of ev3 Inc.

On September 14, 2001, we signed an agreement to terminate our distribution agreement with Guidant and Guidant’s European distributorship of our products on December 31, 2001.

On November 16, 2001, we signed an agreement with ev3 International, Inc. Under the terms of the agreement, ev3 International commenced providing, on January 1, 2002, product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where we have no existing third-party distributor for our products, and distributor management services in certain countries outside the U.S. and Canada where we have an existing third-party distributor for our products. All the countries that had been included in the territory covered by our distribution agreement with Guidant are included in our agreement with ev3 International. There is no guarantee that ev3 International will be successful in providing the services to us called for in the agreement

Our sales force in the United States and Canada consists of ten individuals. There is competition for sales personnel experienced in interventional medical device sales, and there can be no assurance we will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. We believe we will need to continue to expand our third-party relationships or develop our own sales force. Our ability to market our products in certain areas may depend on strategic alliances with marketing partners. There is no guarantee we will be able to enter into agreements other than those with ev3 International on acceptable terms or at all. Also, there can be no assurance that such agreements will be successful in developing our marketing capabilities or that we will be able to successfully develop a direct sales force.

We have limited manufacturing experience.    Our experience in manufacturing our products is relatively limited. We have found it necessary to expand our manufacturing capacity in connection with our continued development and commercialization of our products and it is likely that expansion will be necessary in the future. Development and commercialization requires additional money for facilities, tooling and equipment and for leasehold improvements. We expect that such expansion would be achieved through modified space utilization in our current leased facilities, improved efficiencies, automation and acquisition of additional tooling and equipment, however we may find it necessary to relocate all, or portions of, our leased facilities, which process is time consuming and expensive. We may not be able to obtain the required funds for expansion of our manufacturing capacity. Improved efficiencies might not result from such an expansion. Any delay or inability to expand our manufacturing capacity, including obtaining the commitment of necessary capital resources, could materially adversely affect our manufacturing ability.

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

We believe the family of Sapphire Detachable Coils to be pre-amendments Class III devices, although there is no assurance that they will be so classified by the FDA.

Based on the information regarding the material composition of Onyx, we believe Onyx shall be regulated as a device. However, the FDA could at a later date determine that Onyx should be regulated as a drug. Such a change could significantly delay the commercial availability of Onyx and have a material adverse effect on our business. Before we can commercially market Onyx in the U.S. as a device, we will be required to submit one or more pre-market approval applications to the FDA. This generally involves a substantially longer and less certain review process than that of a 510(k) pre-market notification. Such pre-market approval applications require human clinical testing prior to any action by the FDA. In March 2001, we received FDA approval to begin a pivotal clinical trial in the United States for the use of Onyx in treating brain aneurysms. In July 2002, we received FDA approval to modify the protocol for the aneurysm trial and treat an additional 100 patients in the trial using the new protocol. As of March 25, 2003, 16 patients had been treated in the aneurysm trial under the new protocol. In April 2001, we received FDA approval to begin a pivotal trial of Onyx for the treatment of 106 arteriovenous malformations, or AVMs, in the U.S. In 2003, we completed enrollment of patients in this trial and submitted an application for premarket approval from the FDA. There is no assurance that such approval will be obtained.

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

To continue marketing our medical devices in the European Union, we will be required to maintain the certifications we have obtained, which are necessary to affix the CE Mark to our applicable products. We will have to obtain additional certifications with respect to affixing the CE Mark to our new products, in order to sell them in member countries of the European Union. We have received CE Mark certifications with respect to our currently marketed Sapphire Detachable Coils, peripheral blood clot therapy products, micro catheters, guidewires, balloon systems, and certain peripheral vascular, brain AVM, brain tumor and brain aneurysm embolization applications of Onyx. We anticipate obtaining certifications with respect to certain additional applications of Onyx. However, such certifications may be dependent upon successful completion of clinical studies. These clinical studies may not be successfully completed and we may not be able to obtain the required certifications. Additionally, we may not be able to maintain our existing certifications. In addition, federal, state, local and international government regulations regarding the manufacture and sale of health care products and diagnostic devices are subject to future change, and additional regulations may be adopted.

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

Our revenues could be diminished if we are not able to expand our international sales.    While revenues from any country outside the United States did not account for 10% or more of our revenues in the year ended December 31, 2002, 54% of our revenues were derived from international sales. We believe our future performance will be dependent in part upon our ability to increase international sales. Although the perceived demand for certain products may be lower outside the United States, we intend to continue to expand our international operations and to enter additional international markets, which will require significant management attention and financial resources. There is no guarantee, however, that we will be able to successfully expand our international sales.

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

Energy shortages may adversely impact our operations.    California experienced shortages of electrical power and other energy sources in the last three years. This condition periodically resulted in rolling electrical power outages (or the temporary and generally unannounced loss of the primary electrical power source). The computer and manufacturing equipment and other systems in our operating location in California are subject to shutdown in the event of a rolling electrical power outage. Currently, we do not have secondary electrical power sources to mitigate the impact of temporary or longer-term electrical outages. It is not anticipated that the power shortages will abate soon, and therefore, our operating facilities may experience brown-outs, black-outs, or other consequences of the shortage, and may be subject to usage restrictions or other energy consumption regulations that could adversely impact or disrupt our commercial manufacturing and other activities.

Employees

At March 26, 2003, the Company had 201 employees, all of whom were employed on a full-time basis, and 17 of whom were directly employed by employment agencies.

Available Information

Our investor relations website is http://www.microtherapeutics.com/. We make available on this website under the “Financials” section of the “Investors” page, free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission.

ITEM 2.    PROPERTIES

The Company occupies a facility of approximately 43,000 square feet, which is located within a multi-tenant building in Irvine, California, and facilities aggregating 12,000 square feet in adjacent multi-tenant buildings in Bochum, Germany. The California facility is subject to a lease that expires in September 2003, with two three-year renewal options, and the facilities in Germany are subject to leases that have remaining terms over five years. The Company believes that this space is adequate for its near-term needs.

ITEM 3.    LEGAL PROCEEDINGS

A description of litigation to which Dendron, prior to its acquisition by the Company, became a party is as follows:

Regents of the University of California.    On September 1, 2000, Dendron was named as the defendant in three patent infringement lawsuits brought by the Regents of the University of California, the plaintiff, in the District Court of Nordrhein-Westfalia (Landgericht) in Düsseldorf, Germany. The complaint requested a judgment that Dendron’s EDC I coil device infringes three European patents held by the plaintiff and asks for relief in the form of an injunction that would prevent Dendron from selling the products within Germany and from Germany to customers abroad, as well as an award of damages caused by Dendron’s alleged infringement, and other costs, disbursements and attorneys’ fees. In August 2001, the Court issued a written decision that EDC I coil devices do infringe the plaintiff’s patents, enjoined Dendron from selling the devices within Germany and from Germany to customers abroad, and requested that Dendron disclose the individual product’s costs as the basis for awarding damages. In September 2001, Dendron appealed the decision.

On July 4, 2001, the plaintiff filed another suit against Dendron alleging that EDC I coil device infringes another European patent held by the plaintiff. The complaint was filed in the District Court of Düsseldorf, Germany seeking additional monetary and injunction relief. In April, 2002, the Court found that EDC I coil devices do infringe the plaintiff’s patent. The case is under appeal. Dendron no longer markets or sells the EDC I product. There can be no assurance, however, that the plaintiff will not be able to successfully assert similar claims against currently marketed products.

William Cook Europe ApS, Denmark.    On April 2, 2002, Dendron was named as the defendant in a patent infringement lawsuit brought by William Cook Europe ApS, Denmark, the plaintiff, alleging that a German utility model, an un-reviewed German patent application, owned by the plaintiff is infringed upon by Dendron’s EDC II “curved tip” coil devices. The suit was filed in the District Court of Nordrhein-Westfalia (Landgericht) in Düsseldorf, seeking monetary and injunctive relief. In December 2002, the court determined that Dendron’s device did infringe on the utility model. A written opinion has not yet been issued by the court. In January 2003, the same court issued a “stay” of its decision, pursuant to a request by the Company, pending the outcome of other litigation that, if the Company is successful, could result in the cancellation of the utility model described above. Should the Company not prevail in these matters, the Company has not yet determined whether or not to appeal the court’s decision, but the Company believes that the decision will not have a material impact on the revenues of Dendron. The product subject to these matters is the Curved Tip coil within the Sapphire product family.

The Company is involved in other litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since February 18, 1997, the Common Stock of Micro Therapeutics, Inc., or MTI or the Company, has traded on the Nasdaq National Market under the symbol “MTIX.” The Company’s Common Stock was not traded on the Nasdaq National Market, or any other exchange, prior to that date.

High and low sales prices for the Company’s Common Stock during the years ended December 31, 2001 and 2002 were as follows:

	High	Low
Q1 2001 (January 1 through March 31)	$7.56	$3.25
Q2 2001 (April 1 through June 30)	7.35	3.55
Q3 2001 (July 1 through September 30)	6.50	3.90
Q4 2001 (October 1 through December 31)	6.40	3.90
Q1 2002 (January 1 through March 31)	8.24	5.46
Q2 2002 (April 1 through June 30)	8.15	3.13
Q3 2002 (July 1 through September 30)	4.61	1.85
Q4 2002 (October 1 through December 31)	$3.55	$1.65

As of March 25, 2003, there were 55 stockholders of record of the Company’s Common Stock. The Company estimates that there are approximately 2,250 beneficial owners of its Common Stock. There is no Preferred Stock outstanding. The Company has not paid any dividends on its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of the Company’s business.

Recent Sales of Unregistered Securities.

The following is a summary of transactions by the Company during the past three years, involving sales of the Company’s securities that were not registered under the Securities Act of 1933 (the “Securities Act”):

(1)    On March 10, 2000, the Company sold 1,600,000 shares of its Common Stock under the terms of a securities purchase agreement to accredited investors in conformity with Rule 506 under Regulation D at a price of $7.46 per share. The Company and the investors concurrently entered into a Registration Rights Agreement, under which the Company undertook to register such 1,600,000 shares under the Securities Act, which registration was declared effective by the Securities and Exchange Commission on April 24, 2000.

(2)    On May 25, 2001, the Company entered into a securities purchase agreement with Micro Investment, LLC, a Delaware limited liability company managed by Warburg, Pincus Equity Partners, L.P., under which the Company sold shares of its Common Stock to Micro Investment in a two-stage private placement. The first stage involved the sale of 1,986,615 shares at a price of $3.75 per share, of which 1,828,679 shares were sold on May 31, 2001, and 157,936 shares were sold on June 19, 2001 (upon waiver of certain of the Company’s stockholders of their existing preemptive rights). The second stage, which closed on July 26, 2001, involved the sale of 8,119,533 shares at a price of $6.00 per share. The securities purchase agreement required the Company to register the aggregate of 10,106,148 shares under the Securities Act, which registration was declared effective by the Securities and Exchange Commission on January 3, 2002.

(3)    On September 2, 2002, the Company entered into a securities purchase agreement with Micro Investment, LLC, a Delaware limited liability company managed by Warburg, Pincus Equity Partners, L.P, pursuant to which Micro Investment agreed to lead a two-stage private placement of shares of the Company’s common stock. Additional investors subsequently agreed to purchase a portion of the shares that Micro

Investment had committed to purchase. The first stage involved the sale of 4,056,399 shares at a price of $2.083 per share on September 30, 2002. The second stage, which closed on February 20, 2003, involved the sale of 10,345,905 shares at a price of $2.083 per share. The securities purchase agreement requires the Company to register the aggregate of 14,402,304 shares under the Securities Act as soon as practicable subsequent to the closing of the second stage of the private placement.

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

OVERVIEW

Since its inception in June 1993, the Company has been primarily engaged in the design, development and marketing of minimally invasive devices for treatment of vascular disease. The Company has experienced significant operating losses since inception. Operating losses are expected to continue at least into fiscal 2004 as the Company expends substantial resources to fund research and development, clinical trials, regulatory approvals, and marketing and sales activities.

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

The current agreement with Abbott had an initial term through 2008, which could be extended by mutual agreement. Abbott could terminate the agreement upon 180 days’ written notice, and the Company had the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events had not occurred or if Abbott had not achieved certain performance criteria, as defined in the agreement, as of the previous June 30. As of June 30, 2002, certain of those events had not occurred, and, on July 28, 2002, the Company notified Abbott of the Company’s intent to terminate the distribution agreement effective December 31, 2002. Final terms regarding the termination are being negotiated between Abbott and the Company, among such terms being the possible payment by the Company to Abbott of a termination fee of $1.2 million set forth in the distribution agreement. Based, in part, on discussions with legal counsel, the Company believes it has arguments under which all or part of the termination fee will not be due to Abbott, and has accrued its best estimate as of December 31, 2002, which is included in operating expenses in the accompanying consolidated statement of operations for 2002.

Effective January 1, 2003, the Company assumed complete responsibility for sales and marketing of the peripheral blood clot therapy product line in the U.S. and Canada, and is in discussion with ev3 Inc., regarding an agreement under which ev3 Inc., would become the distributor of the peripheral blood clot therapy product line in the U.S. and Canada. ev3 Inc. is a related party to the Company as further described in the discussion below regarding ev3 Inc.’s wholly owned subsidiary, ev3 International, Inc.

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

Under the terms of the termination agreement, the Company repurchased, from Guidant inventory on-hand at December 31, 2001, at Guidant’s original purchase price, the Company’s products purchased by Guidant from the Company from September 14, 2001 through December 31, 2001, amounting to approximately $150,000, and additional Guidant inventory of the Company’s products on-hand at December 31, 2001 at Guidant’s original purchase price, amounting to approximately $30,000. As a result of these repurchase terms, the Company adopted a revenue recognition policy with respect to shipments to Guidant under which revenues related to shipments to Guidant for the period from September 14, 2001 through December 31, 2001 were recognized only upon Guidant’s sale of such inventory to its customers.

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

Following March 31, 2003, the Company will repurchase, from Century inventory on-hand at  March 31, 2003, at the lower of $150,000 or 105% of Century’s original purchase price, the Company’s products purchased by Century from the Company. As a result of these repurchase terms, the Company adopted a revenue recognition policy with respect to shipments to Century, under which revenues related to shipments to Century subsequent to December 31, 2001 will be recognized only upon Century’s sale of such inventory to its customers.

The Company is required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century must achieve by March 31, 2003. The Company accrued the entire termination fee as of December 31, 2001, and has paid Century $1.1 million as of March 30, 2003 based on Century’s achievement of milestones as of that date.

The Company is in discussion with ev3 KK, a wholly owned subsidiary of ev3 International, regarding an agreement under which ev3 KK would become the Company’s exclusive distributor in Japan for all the Company’s products.

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

The first stage of the private placement closed on September 30, 2002, in which the Company issued approximately 4,056,000 shares of its common stock to the investors at a purchase price of $2.083 per share, resulting in aggregate proceeds to the Company of approximately $8,449,000.

The second stage of the private placement closed on February 20, 2003, in which the Company issued approximately 10,346,000 shares of the Company’s common stock at a purchase price of $2.083 per share, resulting in aggregate proceeds to the Company of approximately $21,551,000.

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

The Company’s products are manufactured by the Company at its facilities in Irvine, California and Bochum, Germany. Certain accessories are manufactured and processes are performed by contract manufacturers.

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

Critical Accounting Policies

The Company has identified the accounting policies described below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company’s business operations are discussed throughout this Management’s Discussion and Analysis or Plan of Operation in which the application of these policies and their expected effect on the Company’s reported and expected financial results are described, and “Certain Factors that May Affect Our Business and Future Results” under which associated risks are described. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-KSB. Note that the Company’s preparation of this Annual Report on Form 10-KSB requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition.    Product sales and related cost of sales are recognized upon the shipment of product to customers, some of which are distributors, provided the Company has received a purchase order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured and not contingent on subsequent resale, returns are reasonably estimable and there are no remaining obligations. The terms of all product sales are FOB shipping point. The Company’s agreement with Abbott provided for additional payments to the Company based on sales of the Company’s product by Abbott. Such additional payments were recognized as revenue by the Company upon the sale of the related product by Abbott.

The Company terminated certain of its distribution agreements in 2001 and 2002, and, under the terms of the related termination agreements, agreed to repurchase certain amounts of inventory from the distributors upon expiration of such agreements. Revenues related to shipments to such distributors of products subject to inventory repurchase commitments are recognized upon the distributors’ sale of such inventory to end-users, and were not material during the years ended December 31, 2001 and 2002.

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

Inventories.    Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company periodically evaluates the carrying value of its inventories, taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price the Company expects to obtain for its product compared with the historical cost.

Intangible Assets.    Costs incurred to obtain patents and licenses, and amounts ascribed to intangible assets acquired in connection with the Dendron acquisition are capitalized. All amounts assigned to these intangible assets are amortized on a straight-line basis over an estimated five-year useful life from date of issue or acquisition. The Company continually evaluates the amortization period and carrying basis of intangible assets to determine whether later events and circumstances warrant a revised estimated useful life or reduction in value.

Goodwill.    Amounts ascribed to goodwill in connection with the Dendron acquisition are carried at cost. In conformity with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company continually evaluates the carrying amount of goodwill to determine whether later events and circumstances warrant a reduction in value.

Stock-Based Compensation.    As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock-based compensation arrangements pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123. Under APB Opinion No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock (i.e., the intrinsic value method). SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period.

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and in conformity with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

Had compensation cost been determined on the fair value at the grant dates for awards under those plans consistent with the method promulgated by SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	For The Years Ended December 31,
	2001	2002
Net loss
As reported	$(20,630,000)	$(22,744,000)
Pro Forma for SFAS No. 123	$(22,682,000)	$(23,315,000)
Loss per share (basis and diluted)
As reported	$(1.40)	$(1.06)
Pro Forma for SFAS No. 123	$(1.54)	$(1.09)

See Note 10 in the Notes to Consolidated Financial Statements in Item 14 of this Annual Report on Form  10-KSB for additional information with respect to stock-based compensation.

Results of Operations

Comparison of The Years Ended December 31, 2001 and 2002

Following is information with respect to net sales for the years ended December 31, 2001 and 2002:

	2001	2002
Product Categories
Peripheral blood clot therapy	$2,750,000	$2,353,000
Embolic products	1,584,000	2,827,000
Neuro access products	4,338,000	7,357,000
Other	91,000	142,000

Total net sales	$8,763,000	$12,679,000

Sales By Geography
United States	$5,195,000	$5,866,000
International	3,568,000	6,813,000

Total net sales	$8,763,000	$12,679,000

The decrease in peripheral blood clot therapy sales from the year ended December 31, 2001 to 2002 resulted primarily from lower sales to end users by Abbott, which resulted in reduced additional purchase price payments from Abbott to the Company. Such additional purchase price payments are based on, and calculated as a percentage of, Abbott’s net sales, as defined in the distribution agreement between the Company and Abbott. The Company recognizes as sales the additional purchase price upon Abbott’s reporting of sales to its customers.

The increase from the year ended December 31, 2001 to 2002 in embolic product sales is primarily attributable to the commencement of sales of embolic coils subsequent to the Company’s acquisition of Dendron in October 2002, amounting to $375,000, the effects of the change in European marketing arrangements from Guidant to ev3 International, discussed above, amounting to $600,000.

The increase in sales of neuro access products for the year ended December 31, 2002, relative to 2001 is primarily attributable to volume increases in sales of neuro balloons, amounting to $1.2 million, paced by the introduction of the HyperGlide balloon, to volume increases in sales of neuro guidewires, amounting  to $670,000, and to the effects of the change in European marketing arrangements from Guidant to  ev3 International, discussed above, amounting to approximately $1.1 million.

Cost of sales for the year ended December 31, 2002 was $6,033,000, as compared to $4,371,000 for 2001. This increase results from volume increases in sales of product as discussed above. As a percentage of sales, cost of sales decreased for year ended December 31, 2002 to 48%, as compared to 50% for 2001. This decrease is due primarily to the effects of the change in European marketing arrangements from Guidant to ev3 International, discussed above, offset by the effects of the implementation of new manufacturing and information systems in the fourth quarter of 2002 that are expected to have future beneficial impact on operations, although such impact cannot be assured.

Research and development expenses were $7,532,000 for the year ended December 31, 2002, as compared to $6,522,000 in 2001. This increase is attributable to the commencement of amortization of certain intangible assets in connection with the Company’s acquisition of Dendron, amounting to $505,000, and to research and development expenses incurred by Dendron subsequent to its acquisition by the Company, amounting to $290,000. The remainder of the increase is attributable to increased activities associated with the Company’s efforts in projects to enhance its embolic and neuro access products.

Clinical and regulatory expenses were $6,701,000 for the year ended December 31, 2002, as compared to $3,539,000 for 2001. This increase results primarily from the Company’s increased levels of activities related to the Company’s pivotal clinical trial activity in the U.S. in connection with Onyx, and the compilation in the first half of 2002 of data from the Company’s CAMEO registry.

Marketing and sales expenses were $12,760,000 in 2002, as compared with $5,447,000 in 2001. This increase was due primarily to the effects of the sales representative agreement with ev3 International, under which ev3 International commenced charging fees to the Company for its services in 2002. Fees charged by ev3 International for the year ended December 31, 2002 amounted to $5.3 million. The increase was also attributable to increased employee-related expenses, such as compensation and reimbursed expenses, amounting to  $1 million.

General and administrative expenses increased from $3,530,000 for 2001 to $5,388,000 in 2002. This increase was due primarily to expenses incurred by Dendron subsequent to its acquisition by the Company, amounting to $625,000, and to non-recurring accruals in the second quarter of 2002, amounting to $600,000, related to management changes in the Company.

Distribution termination costs in 2001 consisted of accruals in connection with the termination of the agreements with Guidant and Century. In 2002, such costs relate to the accrual for management’s current estimate of costs associated with the Company’s termination of other distribution agreements, including Abbott.

In connection with its acquisition of Dendron, the Company ascribed $4,300,000 of the acquisition cost to in-process research and development projects of Dendron existing at the date of acquisition. In conformity with generally accepted accounting principles, such allocated cost was charged to operating expense concurrent with the acquisition.

The gain on sales of investment in 2002 arose from the execution of a merger agreement, effective June 12, 2002, between Enteric Medical Technologies, Inc., in which the Company held an approximate 20% voting equity interest, and Boston Scientific Corporation under which Boston Scientific acquired all the outstanding common and preferred stock of Enteric. Pursuant to the terms of the merger agreement, each Enteric stockholder received a pro rata share of a Closing Payment, net of amounts set aside in escrow to provide for future indemnity claims, if any. Accordingly, the Company recorded as other income its pro rata share of the Closing Payment received, amounting to $7,386,000, representing a gross Closing Payment of $8,415,000, less escrowed funds of 10%, amounting to $842,000, and other reserves amounting to $188,000.

Interest income for 2002 was $419,000, as compared to $737,000 in 2001. This decrease is due primarily to the higher average cash balances in the 2001 periods, relative to the corresponding periods in 2002, arising from the proceeds from the financing transaction with Micro Investment, which was completed in July 2001, net of the proceeds from the sale of the Enteric Medical Technologies common stock in June 2002, discussed above. Interest expense for 2002 was $41,000, as compared to $799,000 in 2001. This decrease is primarily due to the absence of debt in 2002 subsequent to the repayment in September 2001 of the notes payable to Guidant and the repayment in October 2001 of the notes payable to Century Medical.

Other income in 2002 was $148,000, as compared to $1,000 in 2001. Concurrent with the establishment of the Company’s distribution arrangements with ev3 International in 2002, the Company commenced invoicing its overseas customers in local currency, which strengthened against the U.S. dollar during the second quarter of 2002, resulting in such foreign currency transaction gains.

In connection with the early extinguishment of Century debt, the Company recognized an extraordinary loss in 2001, amounting to $443,000, representing the unamortized discount related to the notes at the date of debt extinguishment. The Company also repaid the Guidant notes payable, aggregating $7 million and having an original due date of October 31, 2002, on September 21, 2001, thus constituting an early extinguishment of such debt. In connection with such early extinguishment of debt, the Company recognized an extraordinary loss in

2001, amounting to $273,000, representing the unamortized discount related to the notes at the date of debt extinguishment.

As a result of the items discussed above, the Company incurred net losses of $22,744,000 in 2002, and $20,630,000 in 2001.

Comparison of Fiscal Years Ended December 31, 2000 and 2001

Following is information with respect to net sales for the years ended December 31, 2000 and 2001:

	2000	2001
Product Categories
Peripheral blood clot therapy	$2,328,000	$2,750,000
Embolic products	926,000	1,584,000
Neuro access products	2,281,000	4,338,000
Other	147,000	91,000

Total net sales	$5,683,000	$8,763,000

Sales by Geography
United States	$2,855,000	$5,195,000
International	2,828,000	3,568,000

Total net sales	$5,683,000	$8,763,000

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

On June 28, 2000, the Company and Abbott entered into a new distribution agreement, having a term through December 31, 2008 and superceding the previously existing distribution agreement described above. Under the new agreement, the Company had certain responsibilities for marketing and promotion of the Company’s peripheral blood clot therapy products in the United States and Canada.

As in the prior distribution agreement, the new agreement provided for the Company to receive the initial purchase price upon shipment of product by the Company to Abbott, and the additional purchase price based upon, and calculated as a percentage of, Abbott’s net sales, as defined in the new agreement. The Company recognizes as sales the initial purchase price upon shipment of product to Abbott, and the additional purchase price upon Abbott’s reporting of sales to its customers. Such additional purchase price payments amounted to $557,00 in 2000 and $1,293,000 in 2001.

The new agreement also provided for (a) an increase, relative to the provisions of the prior agreement, in the maximum initial purchase price the Company may receive, effective for purchases of product made by Abbott from the Company commencing January 1, 2000, (b) increases, relative to the provisions of the prior agreement, in the percentage underlying the calculation of the additional purchase price, effective as of the date of the new agreement, with additional scheduled increases in this percentage effective January 1, 2001 and 2002, after which the percentage remains constant for the remaining term of the new agreement, (c) the non-refundable prepayment by Abbott of such additional purchase price in 2000 in the aggregate amount of $700,000, and (d) further increases in the percentage underlying the calculation of the additional purchase price in the event net sales exceed defined levels. As of the effective date of the new agreement, the Company recorded as deferred revenue

(i) increases in the initial purchase price for product purchases made by Abbott prior to the effective date of the new agreement, and (ii) the $700,000 prepaid additional purchase price. Amortization of such deferred revenue into income commenced as of the effective date of the agreement and continued through 2001, so as to result in a constant percentage underlying the calculation of the additional purchase price over the term of the new agreement, and amounted to $570,000 in 2000 and $175,000 in 2001.

The increase in peripheral blood clot therapy sales from the year ended December 31, 2000 to 2001 resulted primarily from the change in the terms in the new agreement with Abbott, described above.

The increase from the year ended December 31, 2000 to 2001 in embolic product sales in the United States are attributable to the commencement of the use of Onyx for treating brain aneurysm and AVM cases as part of the Company’s pivotal clinical trials for each such Onyx application, both of which commenced in the second quarter of 2001. The increase in Onyx sales in Europe from the year ended December 31, 2000 to 2001 reflected an increase of approximately $195,000 from sales of Onyx for use in treating brain aneurysm cases as part of the Company’s CAMEO Registry, net of a decrease of approximately $65,000 in sales of Onyx for use in treating AVMs due, the Company believes, to the adverse effect of the termination of the Company’s distribution agreement with Guidant on marketing and sales activities in the fourth quarter of 2001. Changes between periods in 2000 and 2001 for sales of Onyx in the rest of the world were not material.

The increase in sales of neuro access products in the United States during the year ended December 31, 2001, relative to 2000, results primarily from the re-establishment, in the third quarter of 2000, of the Company’s direct sales force in the United States. The increase in sales of neuro access products in Europe during the year ended December 31, 2001, relative to 2000, is due to increased sales of such products both in connection with sales of Onyx, as discussed above, and for use in procedures not using Onyx. The increases in sales of micro catheter and access products in the rest of the world for the year ended December 31, 2001, relative to 2000, is due to the commencement of sales in Japan in 2001 of peripheral sizes of guidewires and micro catheters.

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

Cost of sales for the year ended December 31, 2001 was $4,371,000, compared to $3,225,000 for 2000. As a percentage of sales, cost of sales decreased to 50% for the year ended December 31, 2001, from 57% for 2000. The dollar increase in cost of sales is due primarily to increased volume. The decrease in cost of sales as a percentage of sales reflects, in approximately equal amounts, the effects of the change in the Company’s distribution agreement with Abbott, which was implemented in June 2000, and an increase in the mix in 2001, relative to 2000, of sales of neuro access products in the U.S., where sales are made directly by the Company to end-users.

Research and development expenses, which include regulatory and clinical expenses, increased 33% from $7,546,000 for the year ended December 31, 2000 to $10,061,000 for 2001. The increase is attributable primarily to the Company’s increasing activities in product development, clinical trials and regulatory functions in connection with Onyx.

Selling, general and administrative expenses increased 40% from $6,409,390 for the year ended December 31, 2000 to $8,977,469 for 2001. This increase was due primarily to the re-establishment of the Company’s direct sales force in the United States, and the expansion of the Company’s marketing capabilities and activities worldwide, both of which commenced during the third quarter of 2000.

Under the terms of the Company’s distribution agreement with Guidant, the Company’s termination of that agreement resulted in the payment, in February 2002, of a $3.6 million termination fee to Guidant, which was determined, pursuant to the terms of the distribution agreement, based upon a multiple of Guidant’s margin from net sales of the Company’s products from January 1, 2001 through December 31, 2001. In addition, the Company, in December 2001, notified distributors in four Scandinavian countries of the Company’s intent to terminate its distribution agreements with such distributors, effective in early 2002. The 2001 consolidated financial statements reflect the Company having agreed to terms of the termination with three of the Scandinavian distributors and being in discussion with the fourth distributor. The Company was also in discussion with Century regarding modification or termination of the then-existing distribution agreement. Included in operating expenses for the year ended December 31, 2001 is a $5.2 million accrual related to the termination fees in connection with those agreements for which terms were finalized, and the Company’s estimate of amendment or termination costs to have been incurred based on the then-current status of discussions of the terms of termination or modification of the remaining distribution agreements discussed above.

Interest income for the year ended December 31, 2001 was $737,000, as compared to $786,000 for 2000, a decrease of 6%. This decrease is due to lower interest rates in 2001, relative to 2000.

Interest expense for the year ended December 31, 2001 was $799,000, as compared to $1,075,000 for 2000, a decrease of 26%. This decrease was due to the repayment, in September and October 2001, of notes payable to Century and Guidant, discussed further below.

Under the terms of subordinated note and credit agreements with each of Century and Guidant, the change in control of the Company resulting from the transaction with Micro Investment allowed Century and Guidant to accelerate the due dates of the Company’s notes payable to them and declare the notes to be immediately due and payable. The Company received such a notice of acceleration from Century and repaid the notes, aggregating $5 million and having an original due date of September 30, 2003, on October 9, 2001, thus constituting an early extinguishment of such debt. In connection with such early extinguishment of debt, the Company recognized an extraordinary loss for the year ended December 31, 2001, amounting to $443,000, representing the unamortized discount related to the notes at the date of debt extinguishment. The Company’s termination of its distribution agreement with Guidant also allowed Guidant to accelerate the due dates of the Company’s notes payable to Guidant and declare the notes to be due and payable as of the date of termination. Under the terms of the termination agreement, the Company and Guidant agreed to the Company’s repayment of the notes no later than September 30, 2001. The Company repaid the notes, aggregating $7 million and having an original due date of October 31, 2002, on September 21, 2001, thus constituting an early extinguishment of such debt. In connection with such early extinguishment of debt, the Company recognized an extraordinary loss for the year ended December 31, 2001, amounting to $273,000, representing the unamortized discount related to the notes at the date of debt extinguishment.

As a result of the items discussed above, the Company incurred a net loss of $20,631,000 for the year ended December 31, 2001, compared to $11,785,000 for 2000.

Liquidity and Capital Resources

Since inception, the Company’s costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of approximately $96 million at December 31, 2002. To initially fund its operations, the

Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million.

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

Concurrent with the execution of the distribution agreement with Abbott in August 1998, the Company and Abbott entered into convertible subordinated note, credit and security agreements, under which Abbott provided the Company with (a) $5 million, in exchange for a five-year convertible subordinated note, and (b) a $5 million credit facility. In October 1998, the Company elected to borrow the entire $5 million under this facility, the proceeds of which were received in November 1998.

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

Concurrent with the execution of the distribution agreement with Century in September 1998, the Company and Century entered into convertible subordinated note and credit agreements, under which Century provided the Company with (a) $3 million, in exchange for a convertible subordinated note, and (b) a $2 million credit facility. The availability of the credit facility commenced in April 1999, upon the Company obtaining its first CE Mark in Europe for an Onyx-related application. In September 1999, the Company borrowed the entire $2 million available under the credit facility in exchange for a convertible note.

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

In December 2001, the Company commenced discussions with Century regarding modification or termination of the September 1998 distribution agreement. On April 1, 2002, the Company and Century signed a Regulatory Transition and Short-Term Distribution Agreement, which supersedes the September 1998 distribution agreement, provides for the transition, over a one-year period ending March 31, 2003, of regulatory responsibilities in Japan from Century to the Company with respect to the Company’s products, and provides for the termination of Century’s Japanese distributorship on March 31, 2003. Following March 31, 2003, the Company will repurchase, from Century inventory on-hand at March 31, 2003, and at the lower of $150,000 or 105% of Century’s original purchase price, the Company’s products purchased by Century from the Company. The Company is required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century must achieve by March 31, 2003. The Company has paid Century $1.1 million of such termination fee through March 25, 2003 based on Century’s achievement of milestones as of that date.

On June 12, 2002, Boston Scientific Corporation and Enteric Medical Technologies, in whom the Company had a 20% equity voting interest, entered into a merger agreement under which Boston Scientific acquired all the outstanding common and preferred stock of Enteric. Pursuant to the terms of the merger agreement, each Enteric stockholder received a pro rata share of a Closing Payment, net of amounts set aside in escrow to provide for future indemnity claims, if any. Accordingly, the Company received, as its pro rata share of the Closing Payment, $7,386,000, representing a gross Closing Payment of $8,415,000, less escrowed funds of 10%, amounting to $842,000, and other reserves amounting to $188,000.

In addition, the merger agreement gives each Enteric stockholder the right to receive a pro rata share of a First Contingent Payment and a Second Contingent Payment, should Enteric achieve defined milestones on or before the fifth anniversary of the merger agreement. In January 2003, Enteric achieved the first of such milestones, and in February 2003, the Company received its pro rata share of the First Contingent Payment, amounting to $7,716,000 which the Company recorded as other income at the date of receipt, net of escrowed amounts of $857,000.

In June 2002, Enteric estimated the Company’s pro rata share of the Second Contingent Payment to be approximately $7.8 million, less escrowed funds of 20% of such amount. However, such Contingent Payment is dependent upon Enteric achieving such second milestone in conformity with the merger agreement, and is subject to reduction for other conditions specified in the merger agreement.

Under the Company’s June 2000 agreement with Abbott, as amended in May 2002, the Company has the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events have not occurred or if Abbott has not achieved certain performance criteria, as defined in the agreement, as of the previous June 30. As of June 30, 2002, certain of those events had not occurred, and, on July 28, 2002, the Company notified Abbott of the Company’s intent to terminate the distribution agreement effective December 31, 2002. Final terms regarding the termination are being negotiated between Abbott and the Company, among such terms being the possible payment by the Company to Abbott of a termination fee of $1.2 million set forth in the distribution agreement. Based, in part, on discussions with legal counsel, the Company believes it has arguments under which all or part of the termination fee will not be due to Abbott, and has accrued its best estimate as of December 31, 2002, which is included in operating expenses in the accompanying consolidated statements of operations for 2002.

On September 2, 2002, the Company obtained a commitment from Micro Investment to lead a $30 million private placement of the Company’s common stock, either as the sole or as a participating investor, in two stages, to replenish the Company’s cash reserves after making the initial payment with respect to the acquisition of Dendron GmbH, discussed further below, and to support the anticipated short-term working capital needs of the combined operations of the Company and Dendron. Additional investors subsequently agreed to purchase a portion of the shares that Micro Investment had committed to purchase.

The first stage of the private placement closed on September 30, 2002, in which the Company issued approximately 4,056,000 shares of its common stock to the investors at a purchase price of $2.083 per share, resulting in aggregate proceeds to the Company of approximately $8,449,000.

The second stage of the private placement closed on February 20, 2003, in which the Company issued approximately 10,346,000 shares of its common stock to the investors at a purchase price of $2.083 per share, resulting in aggregate proceeds to the Company of approximately $21,551,000.

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

In order to satisfy the Company’s anticipated short-term working capital requirements pending the closing of the second stage of the private placement under the terms of the September 2, 2002 securities purchase agreement, on November 18, 2002, the Company obtained a short-term loan by issuing an unsecured $3 million promissory note to Micro Investment. The note was due and payable by the Company upon the earlier of (1) the demand of Micro Investment or (2) May 18, 2003. On January 8, 2003, the Company obtained a second short-term loan by issuing an unsecured $4 million promissory note to Micro Investment. The note was due and payable by the Company upon the earlier of (1) the demand of Micro Investment or (2) July 8, 2003. Both notes had stated interest rates of 10% per annum prior to maturity and 12% per annum thereafter. Upon closing of the second stage of the private placement on February 20, 2003, the loans, and related accrued interest payable, were offset in full against the investment amount due from Micro Investment pursuant to its participation in the second stage of the private placement, and the related notes were cancelled.

As of December 31, 2002, the Company had cash and cash equivalents of $1.5 million. Cash used in the Company’s operations in 2002 was $26.4 million, reflecting primarily the loss from operations and increases in accounts receivable, inventories, prepaids and other assets, and a decrease in accrued liabilities, net of increases in accounts payable and accrued salaries and benefits. Cash used in investing activities in 2002 was $21 million, which reflected the acquisition of Dendron and expenditures for property and equipment and intellectual property, net of the proceeds received from the sale of the Enteric common stock. While continued investments will be made for property and equipment and for intellectual property, the Company has no significant other capital commitments as of December 31, 2002. Cash provided by financing activities in 2002 was $12 million, primarily consisting of the proceeds from the first stage of the private placement of the Company’s common stock pursuant to the September 2002 stock purchase agreement discussed above, and from proceeds from the $3 million bridge note issued to Micro Investment.

The Company believes that current resources, combined with the proceeds from the First Contingent Payment received pursuant to the sale of the Company’s interest in Enteric and the proceeds from the second stage of the private placement of the Company’s common stock, received in February 2003, pursuant to the September 2, 2002 Securities Purchase Agreement, will be sufficient to fund its operations and satisfy its obligations for at least the next eighteen months. The Company’s future liquidity and capital requirements will be influenced by numerous factors, including results under the sales representative agreement with ev3 International, and similar future agreements, should any be entered into, and the transition from the Company’s current arrangements with Abbott and Century. Additional factors which could influence the Company’s future liquidity and capital requirements include progress of the Company’s clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, the resources the Company devotes to developing, manufacturing and marketing its products and the demands created by its operational and development programs.

Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees Of Indebtedness Of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 relates to the accounting for and disclosure of guarantees. FIN 45 excludes certain types of guarantees from its initial recognition and measurement, including guarantees between parents and their subsidiaries or between corporations under common control. The disclosure requirements of FIN 45 are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions should be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous accounting for guarantees issued prior to the initial application date of FIN 45 should not be revised or restated to reflect the effect of the new recognition and measurement provisions. The Company does not believe that the adoption of FIN 45 will have a material impact on its consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS No. 148 are effective immediately. The interim disclosure requirements are effective for the first quarter of 2003. The adoption of FAS No. 148 did not have a material effect on the Company’s results of operations or financial condition.

ITEM 7.    FINANCIAL STATEMENTS

The consolidated financial statements of the Company required by this Item begin on Page F-1 of this Report.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                   FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 9. DIRECTORS,	EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required hereunder is incorporated by reference from the information contained in the sections entitled “Directors,” “Other Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of the Stockholders to be held on May 22, 2003 to be filed with the Securities and Exchange Commission.

ITEM 10.    EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the information contained in the sections entitled “Compensation of Executive Officers,” “Option Matters,” “Employment and Severance Agreements” and “Directors Fees” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of the Stockholders to be held on May 22, 2003 to be filed with the Securities and Exchange Commission.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under the Company’s existing equity compensation plans as of the fiscal year ended December 31, 2002. The Company’s stockholder approved plans consist of the 1996 Stock Incentive Plan and the 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan, and the Employee Stock Purchase Plan which is listed separately below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2002 (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2002 (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders(2)	3,858,192	$5.2996	674,077
Employee Stock Purchase Plan approved by security holders	—	—	135,824
Equity compensation plans not approved by security holders	0	0	0
Total	3,858,192	$5.2996	809,901

(1)	The 1996 Stock Incentive Plan and the 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan, in addition to providing for the issuance of options, warrants and rights, also provide for the issuance of restricted stock awards and unrestricted stock awards up to the number of remaining shares authorized under such plans as set forth in column (c) above.
(2)	Includes the 1996 Stock Incentive Plan and the 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan.

Other information required hereunder is incorporated by reference from the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of the Stockholders to be held on May 22, 2003 to be filed with the Securities and Exchange Commission.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required hereunder is incorporated by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of the Stockholders to be held on May 22, 2003 to be filed with the Securities and Exchange Commission.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-KSB:

(a)	Exhibits:

See Index to Exhibits on Page 49 of this Annual Report on Form 10-KSB.

(b)	Reports on Form 8-K:

On October 10, 2002, the Company filed a report on Form 8-K with respect to the Company’s acquisition of Dendron GmbH and the closing of the first stage of a $30 million private placement of the Company’s common stock.

On November 11, 2002, the Company filed a report on Form 8-K with respect the Company obtaining a short-term loan from Micro Investment, LLC.

On December 13, 2002, the Company filed a report on Form 8-K/A with respect to the Company’s acquisition of Dendron GmbH and the closing of the first stage of a $30 million private placement of the Company’s common stock.

No other reports on Form 8-K were filed, or required to be filed, by the Company during the year ended December 31, 2002.

ITEM 14.     CONTROLS AND PROCEDURES

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

3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Micro Therapeutics, Inc. dated as of February 20, 2003.

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

10.6	1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan. (1), (2)

10.7.1	1996 Stock Incentive Plan, as amended. (2)

10.8.1	Employee Stock Purchase Plan, as amended. (2)

10.23	Stockholder Rights Plan. (Incorporated by reference to Exhibit 1 of Micro Therapeutics’ Form 8-A/12G, as filed with the Securities and Exchange Commission on June 3, 1999)

10.25

Registration Rights Agreement dated March 10, 2000 between Micro Therapeutics and Pequot Capital Equity Fund II LP, Framlington Health, Bridge & Co. and Munder Health. (Incorporated by reference to Exhibit 10.31 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 30, 2000)

10.27

Securities Purchase Agreement, dated as May 25, 2001, by and between Micro Therapeutics and Micro Investment, LLC. (Incorporated by reference to Exhibit 2.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2001)

10.28

Termination Agreement, dated as of September 14, 2001, by and between Micro Therapeutics and Guidant Corporation. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2001)

10.29

Sales Representative Agreement, dated as of November 16, 2001, by and between Micro Therapeutics and ev3 International, Inc. (formerly Vertomed International, Incorporated). (Incorporated by reference to Exhibit 10.29 of Micro Therapeutics’ Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002)

10.29.1

Amendment to Sales Representative Agreement, dated as of April 18, 2002, by and between Micro Therapeutics and ev3 International, Inc. (Incorporated by reference to Exhibit 10.28.1 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2002)

10.30

Regulatory Transition and Short-term Distribution Agreement, dated as of April 1, 2002, by and between Micro Therapeutics and Century Medical, Inc. (Incorporated by reference to Exhibit 10.30 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2002) (3)

10.31

Lease and Support Services Agreement, dated as of April 18, 2002, by and between Micro Therapeutics and ev3 International, Inc. (Incorporated by reference to Exhibit 10.31 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2002)

Exhibit Number	Description of Document

10.32

Agreement, dated July 10, 2002 between Micro Therapeutics, Inc. and ev3 Inc. (Incorporated by reference to Exhibit 10.32 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on August 14, 2002)

10.33

Employment Offer Letter, dated July 12, 2002, between Micro Therapeutics, Inc. and James M. Corbett. (Incorporated by reference to Exhibit 10.33 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on August 14, 2002)

10.34

Securities Purchase Agreement dated September 3, 2002 by and between Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 6, 2002)

10.34.1

Joinder Agreement and First Amendment to Securities Purchase Agreement, dated September 30, 2002 by and between Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2002)

10.34.2

Second Amendment to Securities Purchase Agreement dated February 20, 2003 by and between Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1.2 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2003)

10.35

Stock Purchase Agreement dated September 3, 2002 by and between Micro Therapeutics, Inc. and the holders of the outstanding equity securities of Dendron. (Incorporated by reference to Exhibit 2.2 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2002)

10.36

Employment Offer Letter, dated August 16, 2002, between Micro Therapeutics, Inc. and Thomas C. Wilder III. (Incorporated by reference to Exhibit 10.36 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on November 14, 2002)

10.37

Unsecured Promissory Note, dated November 18, 2002, in the principal amount of $3,000,000 and payable to Micro Investment, LLC. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2002)

10.38

Unsecured Promissory Note, dated January 8, 2003, in the principal amount of $4,000,000 and payable to Micro Investment, LLC. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2003)

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney. (see signature page S-1)

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.

(1)	Incorporated by reference to the same numbered exhibit of Micro Therapeutics’ Registration Statement on Form SB-2, No. 333-17345.

(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Micro Therapeutics pursuant to Item 13(a) of Form 10-KSB.

(3)	Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to Micro Therapeutics’ application requesting confidential treatment under Rule 406 of the Securities Act of 1933.

MICRO THERAPEUTICS, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Stockholders of Micro Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Micro Therapeutics, Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 PRICEWATERHOUSECOOPERS LLP

Orange County, California

February 28, 2003

MICRO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2002

ASSETS:
Current assets:
Cash and cash equivalents	$1,533,000
Accounts receivable, net of allowance for doubtful accounts of $397,000	3,521,000
Inventories, net	3,497,000
Prepaid expenses and other current assets	943,000

Total current assets	9,494,000
Property and equipment, net	2,262,000
Intangible assets, net	11,564,000
Goodwill	13,167,000
Other assets	1,198,000

Total assets	$37,685,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$4,420,000
Accrued salaries and benefits	1,285,000
Accrued liabilities	5,213,000
Note payable	3,000,000
Deferred revenue and other liabilities	594,000

Total current liabilities	14,512,000

Other liabilities	492,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—
Common stock, $0.001 par value, 35,000,000 shares authorized; 24,495,000 shares issued and outstanding	24,000
Additional paid-in capital	119,019,000
Stockholder notes receivable	(385,000)
Accumulated deficit	(95,977,000)

Total stockholders’ equity	22,681,000

Total liabilities and stockholders’ equity	$37,685,000

The accompanying notes are an integral part of these consolidated financial statements.

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2001 and 2002

	2001	2002
Net sales	$8,763,000	$12,679,000
Cost of sales	4,371,000	6,033,000

Gross margin	4,392,000	6,646,000

Costs and expenses:
Research and development	6,522,000	7,532,000
Clinical and regulatory	3,539,000	6,701,000
Marketing and sales	5,447,000	12,760,000
General and administrative	3,530,000	5,388,000
Distribution amendment and termination	5,206,000	618,000
Acquired in-process research and development	—	4,300,000

Total costs and expenses	24,244,000	37,299,000

Loss from operations	(19,852,000)	(30,653,000)

Other income (expense):
Gain on sale of investment	—	7,386,000
Interest income	737,000	419,000
Interest expense	(799,000)	(41,000)
Other income, net	1,000	148,000

	(61,000)	7,912,000

Loss before provision for income taxes and extraordinary item	(19,913,000)	(22,741,000)
Provision for income taxes	1,000	3,000

Loss before extraordinary item	(19,914,000)	(22,744,000)
Extraordinary loss on early extinguishment of debt	(716,000)	—

Net loss	$(20,630,000)	$(22,744,000)

Per share data (basic and diluted):
Loss before extraordinary item	$(1.35)	$(1.06)
Extraordinary loss on early extinguishment of debt	(0.05)	—

Net loss	$(1.40)	$(1.06)

Weighted average shares outstanding	14,702,000	21,382,000

The accompanying notes are an integral part of these consolidated financial statements.

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2001 and 2002

	Common Stock Shares	Amount	Additional Paid-In Capital
Balances at January 1, 2001	9,980,000	$10,000	$56,096,000
Common stock issued for cash, net of costs of $3,315,000	10,106,000	10,000	52,841,000
Common stock issued under employee stock purchase plan	49,000	—	204,000
Exercise of stock options	58,000	—	272,000
Compensation related to stock option grants	—	—	351,000
Net loss	—	—	—

Balances at December 31, 2001	20,193,000	20,000	109,764,000
Common stock issued for cash, net of costs of $540,000	4,056,000	4,000	7,905,000
Common stock issued under employee stock purchase plan	87,000	—	202,000
Exercise of stock options	159,000		902,000
Compensation related to stock option grants	—	—	246,000
Net loss	—	—	—

Balances at December 31, 2002	24,495,000	$24,000	$119,019,000

	Stockholder Notes Receivable	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2001	$(385,000)	$(52,602,000)	$3,119,000
Common stock issued for cash, net of costs of $3,315,000	—	—	52,852,000
Common stock issued under employee stock purchase plan	—	—	204,000
Exercise of stock options	—	—	272,000
Compensation related to stock option grants	—	—	351,000
Net loss	—	(20,631,000)	(20,631,000)

Balances at December 31, 2001	(385,000)	(73,233,000)	36,166,000
Common stock issued for cash, net of costs of $540,000	—	—	7,909,000
Common stock issued under employee stock purchase plan	—	—	202,000
Exercise of stock options	—	—	902,000
Compensation related to stock option grants	—	—	246,000
Net loss	—	(22,744,000)	(22,744,000)

Balances at December 31, 2002	$(385,000)	$(95,977,000)	$22,681,000

The accompanying notes are an integral part of these consolidated financial statements.

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001 and 2002

	2001	2002
Cash flows from operating activities:
Net loss	$(20,631,000)	$(22,744,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Extraordinary loss on early extinguishment of debt	716,000	—
Depreciation and amortization	993,000	1,560,000
Amortization of note payable discounts	304,000
Gain as sale of investment		(7,386,000)
Write down of patent costs	188,000	—
Compensation related to common stock option grants	351,000	246,000
(Gain) loss on sale of equipment	(1,000)	62,000
Charge for acquired in-process research and development	—	4,300,000
Change in operating assets and liabilities (exclusive of Dendron acquisition):
Accounts receivable	(60,000)	(1,887,000)
Inventories	(823,000)	(349,000)
Prepaid expenses and other assets	(16,000)	(399,000)
Accounts payable	(565,000)	2,802,000
Accrued salaries and benefits	361,000	133,000
Accrued liabilities	5,180,000	(2,687,000)
Deferred revenue	(275,000)	(100,000)

Net cash used in operating activities	(13,147,000)	(26,449,000)

Cash flows from investing activities:
Acquisition of Dendron GmbH	—	(25,924,000)
Proceeds from sale of investment	—	7,386,000
Additions to property and equipment	(492,000)	(930,000)
Increase in other assets	—	(1,129,000)
Additions to patents and licenses	(558,000)	(364,000)
Sale of equipment	2,000	—

Net cash used in investing activities	(1,048,000)	(20,961,000)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	204,000	202,000
Proceeds from exercise of stock options	272,000	902,000
Proceeds from issuance of common stock, net of issuance costs	52,852,000	7,909,000
Proceeds from issuance of note payable	—	3,000,000
Repayments of long term debt	(12,000,000)	—
Repayments on equipment line of credit	(31,000)	—

Net cash provided by financing activities	41,297,000	12,013,000
Effect of exchange rate changes on cash	—	(44,000)

Net increase (decrease) in cash and cash equivalents	27,102,000	(35,441,000)
Cash and cash equivalents at beginning of year	9,873,000	36,974,000

Cash and cash equivalents at end of year	$36,974,000	$1,533,000

Supplemental cash flow disclosures:
Cash paid during the year for interest	$799,000	$2,000
Cash paid during the year for income taxes	$1,000	$3,000

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

2.    Summary of Significant Accounting Policies:

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Micro Therapeutics, Inc. and its wholly-owned subsidiaries, Micro Therapeutics International, Inc., incorporated on June 30, 2000 for the purpose of carrying out certain of the Company’s international activities, and Dendron GmbH, acquired on October 4, 2002 (Note 3) (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents:

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates market value.

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

The Company continually monitors events and changes in circumstances that could indicate the carrying balances of its property and equipment may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash assets will be recovered through undiscounted expected future cash flows. If

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Intangible Assets

Costs incurred to obtain patents and licenses, and amounts ascribed to intangible assets acquired in connection with the Dendron acquisition (Note 3), are capitalized. All amounts assigned to these intangible assets are amortized on a straight-line basis over an estimated five-year useful life from date of issue or acquisition. The Company continually evaluates the amortization period and carrying basis of intangible assets to determine whether later events and circumstances warrant a revised estimated useful life or reduction in value.

Goodwill

Amounts ascribed to goodwill in connection with the Dendron acquisition (Note 3) are carried at cost. In conformity with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company continually evaluates the carrying amount of goodwill to determine whether later events and circumstances warrant a reduction in value.

Revenue Recognition:

Product sales and related cost of sales are recognized upon the shipment of product to customers, some of which are distributors (Note 14), provided the Company has received a purchase order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured and not contingent on subsequent resale, returns are reasonably estimable and there are no remaining obligations. The terms of all product sales are FOB shipping point.

The Company’s agreement with Abbot Laboratories (Note 14) provided for additional payments to the Company based on sales of the Company’s product by Abbott. Such additional payments were recognized as revenue by the Company upon the sale of the related product by Abbott.

The Company terminated certain of its distribution agreements in 2001 and 2002, and, under the terms of the related termination agreements, agreed to repurchase certain amounts of inventory from the distributors upon expiration of such agreements. Revenues related to shipments to such distributors of products subject to inventory repurchase commitments are recognized upon the distributors’ sale of such inventory to end-users, and were not material during the years ended December 31, 2001 and 2002.

Non-refundable fees received from distributors upon entering into multi-year distribution agreements, where there is no culmination of a separate earnings process, are deferred and amortized over the term of the distribution agreement or the expected period of performance, whichever is longer.

The Company’s products are generally under warranty against defects in material and workmanship for a period of one year. The Company provides for the estimated future return of inventory and the estimated costs of warranty at the time of sale based on historical experience. Actual results have been within management’s expectations, and did not exceed $50,000 in each of the years ended December 31, 2001 and 2002.

Shipping and Handling Costs

All shipping and handling costs are expensed as incurred and recorded as a component of sales and marketing in the consolidated statement of operations. Such expenses for the years ended December 31, 2001 and 2002 were not material to the consolidated financial statements.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development Costs

Research and development costs are charged to expense as incurred.

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2001 and 2002 were approximately $456,000 and $103,000, respectively.

Foreign Currency Translation

The financial statements of Dendron are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and a weighted average exchange rate for revenues, expenses, gains and losses. The Company has determined the U.S. Dollar to be the functional currency for its consolidated operations in conformity with SFAS No. 52, “Foreign Currency Translation.” Accordingly, gains and losses arising from foreign currency transactions are included in the determination of net loss.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. The carrying amounts of the Company’s financial instruments at December 31, 2002 approximate their respective fair values.

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

Net Loss Per Share:

Net loss per share is calculated under the provisions of SFAS No. 128, “Earnings per Share,” by dividing net loss by the weighted average number of common shares issued and outstanding during the period. Potential common shares, represented by options, have been excluded from the calculations due to their anti-dilutive effect. Basic and diluted loss per share are the same for the periods presented.

Comprehensive Income (Loss)

The Company follows the provisions of SFAS No. 130, “Comprehensive Income”, which establishes rules for the reporting and display of comprehensive income (loss) and its components, including “other comprehensive income (loss),” which are those components of comprehensive income (loss) that are excluded from net loss, such as foreign currency translation. The Company had no material components of other comprehensive income during the years ended December 31, 2001 and 2002.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation:

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock-based compensation arrangements pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123. Under APB Opinion No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock (i.e., the intrinsic value method). SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period.

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

Had compensation cost been determined on the fair value at the grant dates for awards under those plans consistent with the method promulgated by SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	For The Years Ended December 31,
	2001	2002
Net loss
As reported	$(20,630,000)	$(22,744,000)
Pro Forma for SFAS No. 123	$(22,682,000)	$(23,315,000)
Loss per share (basis and diluted)
As reported	$(1.40)	$(1.06)
Pro Forma for SFAS No. 123	$(1.54)	$(1.09)

See Note 10 for additional information with respect to stock-based compensation.

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

Based on the evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment, in which it develops, manufactures and markets minimally invasive medical devices for diagnosis and treatment of neuro and peripheral vascular diseases. The Company operates in two geographical areas, the United States, and international. Revenues are attributed to the country in which the Company’s customer is located. During the years ended December 31, 2001 and 2002, there were no material revenues from any individual foreign country.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees Of Indebtedness Of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 relates to the accounting for and disclosure of guarantees. FIN 45 excludes certain types of guarantees from its initial recognition and measurement, including guarantees between parents and their subsidiaries or between corporations under common control. The disclosure requirements of FIN 45 are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions should be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous accounting for guarantees issued prior to the initial application date of FIN 45 should not be revised or restated to reflect the effect of the new recognition and measurement provisions. The Company does not believe that the adoption of FIN 45 will have a material impact on its consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS No. 148 are effective immediately. The interim disclosure requirements are effective for the first quarter of 2003. The adoption of FAS No. 148 did not have a material effect on the Company’s results of operations or financial condition.

3.    Acquisition of Dendron GmbH:

On October 4, 2002, the Company completed the purchase of all of the outstanding shares of equity stock of Dendron GmbH, a privately held, German-based developer and manufacturer of neurovascular focused products such as embolic coils for the treatment of brain aneurysms.

The acquisition was accomplished through the purchase of such equity securities for $25,000,000, pursuant to the terms of the stock purchase agreement dated September 3, 2002. Of the $25,000,000 initial payment, $20,000,000 was paid on October 4, 2002, and $5,000,000 was held back pursuant to the terms of the stock purchase agreement for a defined period to permit determination of certain purchase price adjustments in the amount due to the former Dendron stockholders. Such adjustments are estimated to amount to $3,975,000. The remaining portion of the $5,000,000 held back, or $1,025,000, has been recorded as a liability due to the former Dendron stockholders in the accompanying December 31, 2002 consolidated balance sheet.

Concurrent with the acquisition, the Company entered into a consulting agreement with Dendron’s then-majority stockholder under which such individual will receive compensation in the amount of Euro 150,000 per year for five years. The Company has included the present value at the date of acquisition of the entire compensation cost under the terms of the consulting agreement, amounting to $642,000, in the acquisition cost of Dendron.

In connection with the acquisition, the Company informed substantially all of Dendron’s distributors of the Company’s intent to terminate the related distribution agreements. Based on negotiations, and on agreements reached, with the distributors, the Company’s estimate of costs of such distributor terminations is $504,000. Also in connection with the acquisition, the Company entered into termination agreements with certain Dendron executives. The Company’s estimate of costs of such termination agreements is $240,000. Costs directly related to the acquisition incurred by the Company amounted to $1,968,000.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cash payments and costs discussed in the preceding three paragraphs, when combined with other Dendron liabilities assumed by the Company, resulted in an aggregate acquisition cost of approximately $30 million, which was allocated to the Dendron assets acquired based on the Company’s estimate of fair market value as of October 4, 2002, summarized as follows:

Current assets	$1,386,000
Property, equipment and other non-current assets	631,000
Intangible assets	10,100,000
In-process research and development costs	4,300,000
Goodwill	13,167,000

Total assets acquired	29,584,000

Current liabilities	(2,959,000)
Long-term debt	(701,000)

Total liabilities assumed	(3,660,000)

Net assets acquired	$25,924,000

Portions of the acquisition cost, including intangible assets, were identified by an independent appraiser. These intangible assets included $4.3 million for acquired in-process research and development (“IPR&D”) which was charged to expense concurrent with the acquisition. Other acquired intangible assets consisted of Dendron’s existing technology, valued at $10.1 million. Goodwill resulting from the Dendron acquisition amounted to approximately $13.1 million.

Acquired IPR&D consists of a project to provide enhancements to the Sapphire family of coils, which enhancements include:

•	Fulfilling requirements for regulatory clearances to market the Sapphire line of embolic coils manufactured by Dendron. Such clearances have been obtained in the European Union, but have not been obtained in other jurisdictions, including the United States, nor had the process for obtaining such clearances been substantially commenced as of the date of the Company’s acquisition of Dendron.

•	Development of additional embolic coil configurations and next generation materials. At the date of Dendron’s acquisition by the Company, such projects were estimated to be less than 50% complete, and remaining development may involve, in certain cases, designs and materials with which Dendron does not have prior experience.

•	Development of Dendron’s Variable Detachment System so that it may be applied to the entire Sapphire product line. At the date of Dendron’s acquisition by the Company, this project was estimated to be less than 50% complete. Moreover, remaining development may involve designs and materials with which Dendron does not have prior experience.

The amount of the acquisition consideration allocated to IPR&D was determined by estimating the stage of completion of the IPR&D project at the date of the acquisition, estimating cash flows resulting from the future research and development and release of products and discounting the net cash flows back to their present values.

Under the terms of the stock purchase agreement, additional payments, aggregating up to $15,000,000, are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. Such additional payments, if made, would be recorded as additional goodwill.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is unaudited pro forma financial information for 2001 and 2002, which gives effect to the acquisition of Dendron and the private placement of the Company’s common stock as described in Note 10, as if both events had occurred on January 1, 2001:

	2001	2002
Revenue	$10,804,000	$14,556,000
Loss before extraordinary item	$(23,603,000)	$(26,033,000)
Net loss	$(24,319,000)	$(26,033,000)
Net loss per share
Loss before extraordinary item	$(0.81)	$(0.75)
Net loss	$(0.84)	$(0.75)
Weighted average shares	29,105,000	34,751,000

4.    Cash and Cash Equivalents:

Cash and cash equivalents at December 31, 2002 consist of the following:

Cash	$989,000
Cash equivalents	544,000

$1,533,000

Cash equivalents consist of deposits in a money market account.

5.    Inventories:

Inventories at December 31, 2002 consist of the following:

Raw materials	$1,085,000
Work-in-process	234,000
Finished goods	1,939,000

3,978,000
Reserve for obsolescence	(481,000)

$3,497,000

6.    Property and Equipment:

Property and equipment at December 31, 2002 consist of the following:

Machinery and equipment	$1,356,000
Tooling	353,000
Leasehold improvements	1,720,000
Furniture and fixtures	707,000
Computer hardware and purchased software	1,508,000
Construction-in-progress	344,000

5,988,000
Less, Accumulated depreciation and amortization	(3,726,000)

$2,262,000

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense for property and equipment for the years ended December 31, 2001 and 2002 was $839,000 and $846,000, respectively

7.    Intangible Assets

Intangible assets at December 31, 2002 consist of the following:

Patents and licenses	$2,614,000
Intangible assets acquired (Note 3)	10,100,000

12,714,000
Less: Accumulated amortization	(1,150,000)

$11,564,000

Amortization expense for intangible assets for the years ended December 31, 2001 and 2002 was $141,000 and $718,000, respectively.

8.    Notes Payable:

In November 1997, the Company and Guidant Corporation (“Guidant”) entered into a convertible subordinated note agreement under which the Company borrowed $5 million. The principal amount of the note was to have been due in October 2002, and was convertible, at any time, at Guidant’s option, into shares of the Company’s Common Stock at a conversion price of $10.25 per share. The note had a stated interest rate of 5% per annum, which the Company determined was lower than interest rates typically associated with similar debt instruments. Accordingly, the Company recorded a discount on the note of $974,000 upon execution of the agreement, resulting in an imputed interest rate over the term of the note of 10%.

In April 1998, the Company achieved a milestone set forth in the agreement and elected, under the terms of the agreement, to have Guidant loan the Company $2 million and purchase $500,000 of the Company’s Common Stock at approximately $10.50 per share. The proceeds were received in May 1998. The loan was to have been due in October 2002 and with a stated interest rate of 8% per annum.

In September 1998, the Company and Century Medical, Inc. (“Century”) entered into convertible subordinated note and credit agreements, under which Century provided the Company with (a) $3 million, in exchange for a subordinated note, due September 2003, convertible at the Company’s option, subject to certain restrictions, into shares of the Company’s Common Stock at a conversion rate of $15.00 per share, and (b) a $2 million credit facility. The availability of the facility commenced in April 1999, upon the Company obtaining its first CE Mark in Europe for an Onyx™ related application. In September 1999 the Company borrowed the entire $2 million available under the credit facility in exchange for a note (the “Credit Facility Note”) which was to have been repayable five years from the date of the agreement and was convertible over the four-year life of the Credit Facility Note at the Company’s option, subject to certain restrictions, into shares of the Company’s Common Stock at a conversion rate of approximately $16.35 per share. Both notes had a stated interest rate of 5% per annum, which the Company determined was lower than interest rates typically associated with similar debt instruments. Accordingly, the Company recorded discounts aggregating $911,000 upon execution of the note agreements, resulting in an imputed interest rate over the term of both notes of 10%.

On May 25, 2001, the Company entered into a securities purchase agreement with Micro Investment, LLC (“Micro Investment”) as described in Note 10. Under the terms of the note agreements with each of Guidant and Century as described above, the change in control of the Company resulting from the transaction with Micro

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment allowed Century and Guidant to accelerate the due dates of the Company’s notes payable to them and declare the notes to be immediately due and payable. The Company received such a notice of acceleration from Century and repaid the notes on October 9, 2001, thus constituting an early extinguishment of such debt.

The Company did not receive a notice of acceleration from Guidant. However, on September 14, 2001, the Company and Guidant signed a termination agreement with respect to their distribution agreement, as further discussed in Note 14. Under the terms of the note agreements described above, termination of the distribution agreement also allowed Guidant to accelerate the due dates of the notes and declare the notes to be due and payable as of the date of termination. Under the terms of the termination agreement, the Company and Guidant agreed to the Company’s repayment of the notes no later than September 30, 2001. The Company repaid the notes on September 21, 2001, thus constituting an early extinguishment of such debt.

The accompanying 2001 consolidated financial statements include an extraordinary loss, amounting to $716,000, representing the aggregate unamortized discounts related to the convertible notes payable to Guidant and Century at their respective dates of debt extinguishment.

In order to satisfy the Company’s anticipated short-term working capital requirements pending the closing of the second stage of the private placement under the terms of the September 2, 2002 Securities Purchase Agreement (Note 10), on November 18, 2002, the Company obtained a short-term loan by issuing an unsecured $3 million promissory note to Micro Investment. The note was due and payable by the Company upon the earlier of (1) the demand of Micro Investment or (2) May 18, 2003. On January 8, 2003, the Company obtained a second short-term loan by issuing an unsecured $4 million promissory note to Micro Investment. The note was due and payable by the Company upon the earlier of (1) the demand of Micro Investment or (2) July 8, 2003. Both notes had stated interest rates of 10% per annum prior to maturity and 12% per annum thereafter. Upon closing of the second stage of the private placement on February 20, 2003, these loans, and related accrued interest payable, were offset in full against the investment amount due from Micro Investment pursuant to its participation in the second stage of the private placement, and the related notes were cancelled.

9.    Preferred Stock:

The Company’s Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences and privileges without stockholder approval. At December 31, 2002, no shares of Preferred Stock were issued or outstanding.

10.    Common Stock:

May 2001 Securities Purchase Agreement

On May 25, 2001, the Company entered into a securities purchase agreement with Micro Investment, a Delaware limited liability company managed by Warburg, Pincus Equity Partners, L.P.

Under the securities purchase agreement, Micro Investment invested $56 million in exchange for newly-issued shares of the Company’s Common Stock. The transaction consisted of a two-stage private placement. The first stage involved the sale of 1,986,615 shares of the Company’s Common Stock at a price of $3.75 per share, of which 1,829,000 shares were sold to Micro Investment on May 31, 2001, and 158,000 shares were sold to Micro Investment on June 19, 2001 (upon waiver of certain stockholders of their existing preemptive rights), resulting in proceeds to the Company of approximately $7.5 million before transaction costs. The second stage, which closed on July 26, 2001, involved the sale to Micro Investment of 8,120,000 shares of the Company’s Common Stock at a price of $6.00 per share, resulting in additional proceeds to the Company of approximately $48.7 million, before transaction costs.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The securities purchase agreement provides that, for as long as Micro Investment owns at least 10% of the outstanding shares of the Company’s Common Stock, the Company’s Board of Directors shall not exceed seven members. In December 2001, the Company obtained a waiver from Micro Investment, which allowed the Company to expand the Board of Directors to eight members. The securities purchase agreement specifies, based on the percentage of outstanding shares of the Company’s Common Stock owned by Micro Investment, how many persons the Company shall nominate to its Board of Directors and use its best efforts to cause to be elected that have been designated by Micro Investment. So long as Micro Investment holds at least a 30% of the outstanding shares of Common Stock of the Company, Micro Investment shall be entitled to designate a majority of the members of the Company’s Board of Directors. As of December 31, 2002, the Company’s Board of Directors comprised eight members, four of which were designees of Micro Investment.

September 2002 Securities Purchase Agreement

On September 3, 2002, the Company entered into a securities purchase agreement under which the Company obtained a commitment from Micro Investment to lead a $30 million private placement of the Company’s common stock, either as the sole or as a participating investor, in two stages, to replenish the Company’s cash reserves after its initial payment with respect to the acquisition of Dendron GmbH (Note 10) and to support the anticipated short-term working capital needs of the combined operations of the Company and Dendron. Additional investors, including a member of the Company’s Board of Directors and an officer of the Company, subsequently agreed to purchase a portion of the shares that Micro Investment had committed to purchase.

The first stage of the private placement closed on September 30, 2002, in which the Company issued 4,056,000 shares of its common stock to the investors at a purchase price of $2.083 per share, resulting in aggregate proceeds to the Company of $8,449,000.

The second stage of the private placement closed on February 20, 2003 in which the investors purchased an additional 10,346,000 shares of the Company’s common stock at a purchase price of $2.083 per share, resulting in aggregate proceeds to the Company of $21,551,000.

Before the Company could close the second stage of the private placement, stockholder approval was required in order to increase the number of shares the Company is authorized to issue to 45 million shares of common stock, so that the Company could issue the additional 10,346,000 shares of its common stock to the investors.

Under the terms of the securities purchase agreement, the Company is required to prepare and file with the Securities and Exchange Commission, as soon as practicable after the second closing date, a registration statement under the Securities Act of 1933 for the purpose of registering for resale, all of the shares of the Company’s common stock that were sold in the private placement pursuant to the securities purchase agreement.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The 1993 Plan provides for the issuance of up to 650,000 shares of Common Stock. A summary of the option activity under the 1993 Plan is as follows:

	Incentive	Nonqualified	Total	Weighted Average Per Share Exercise Price
Balances at January 1, 2001	30,000	141,000	171,000	$7.39
Granted	1,000	20,000	21,000	$4.88
Exercised	(1,000)	—	(1,000)	$1.54
Canceled	(1,000)	—	(1,000)	$5.40

Balances at December 31, 2001	29,000	161,000	190,000	$7.12
Granted	15,000	—	15,000	$7.35
Exercised	—	—	—
Canceled	(2,000)	(18,000)	(20,000)	$9.45
Transferred	(7,000)	7,000	—

Balances at December 31, 2002	35,000	150,000	185,000	$6.78

Exercisable at December 31, 2001	22,000	97,000	119,000	$6.79

Exercisable at December 31, 2002	22,000	119,000	141,000	$6.78

Additional information with respect to outstanding options as of December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of Per Share Exercise Prices	Number of Options	Weighted Average Per Share Exercise Prices	Weighted Average Remaining Years	Number of Options	Weighted Average Per Share Exercise Prices
$ 0.46	7,000	$0.46	3.07	7,000	$0.46
$1.54	3,000	$1.54	3.21	3,000	$1.54
$4.00 – $5.70	63,000	$5.08	5.78	49,000	$5.08
$6.81 – $9.97	112,000	$8.45	7.25	82,000	$8.54

	185,000			141,000

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The 1996 Plan provides for the issuance of up to 5,750,000 shares of Common Stock. A summary of the option activity under the 1996 Plan is as follows:

	Incentive	Nonqualified	Total	Weighted Average Per Share Exercise Price
Balances at January 1, 2001	1,132,000	822,000	1,954,000	$7.01
Granted	479,000	323,000	802,000	$5.35
Exercised	(39,000)	(18,000)	(57,000)	$5.17
Canceled	(102,000)	(25,000)	(127,000)	$7.44
Transferred	(306,000)	306,000	—

Balances at December 31, 2001	1,164,000	1,408,000	2,572,000	$6.52
Granted	1,120,000	375,000	1,495,000	$3.20
Exercised	(82,000)	(76,000)	(158,000)	$7.12
Canceled	(230,000)	(6,000)	(236,000)	$6.21
Transferred	(85,000)	85,000	—

Balances at December 31, 2002	1,887,000	1,786,000	3,673,000	$6.58

Exercisable at December 31, 2001	804,000	1,283,000	2,087,000	$6.69

Exercisable at December 31, 2002	713,000	1,370,000	2,083,000	$6.58

Additional information with respect to outstanding options as of December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of Per Share Exercise Prices	Number of Options	Weighted Average Per Share Exercise Prices	Weighted Average Remaining Years	Number of Options	Weighted Average Per Share Exercise Prices
$1.91 – $ 2.35	877,000	$2.12	9.80	3,000	$2.35
$3.35 – $ 5.99	1,559,000	$4.81	8.11	1,075,000	$5.02
$6.00 – $ 8.63	850,000	$6.87	7.63	618,000	$7.00
$9.13 – $11.00	387,000	10.25	5.83	387,000	10.25

	3,673,000			2,083,000

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Employee Stock-Based Compensation:

In 2001 and 2002, the Company recognized consulting expense, included in research and development expense in the accompanying consolidated statements of operations, of $351,000 and $246,000, respectively, relating to the fair value, as estimated using the Black-Scholes option pricing model, of options granted to consultants under the 1993 and 1996 Plans. The assumptions used in such Black-Scholes pricing model are the same as those described below in the discussion of “Pro Forma Effect of Stock-Based Compensation.”

Employee Stock Purchase Plan:

The Employee Stock Purchase Plan (the “Purchase Plan”) covers an aggregate of 400,000 shares of Common Stock and was designed to qualify as a noncompensatory plan under Section 423 of the Internal Revenue Code. The Purchase Plan permits an eligible employee to purchase Common Stock through payroll deductions not to exceed 20% of the employee’s compensation. An employee’s participation is limited also if such participation results in the employee (a) owning shares or options to purchase shares of stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company, (b) having the right to purchase shares under all employee stock purchase plans of the Company which exceeds $25,000 of fair market value of such shares for any calendar year in which the right is outstanding at any time, or (c) having the right on the last day of any offering period (described below) to purchase in excess of 2,500 shares. The price of the Common Stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period (January 1 or July 1) or on the applicable purchase date (June 30 or December 31). Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. Unless terminated earlier by the Company, the Purchase Plan will terminate in 2007. During 2001 and 2002, purchases by employees under the Purchase Plan resulted in the issuance of 49,000 and 87,000 shares of Common Stock, respectively, and in proceeds to the Company of $204,000 and $202,000, respectively.

Pro Forma Effect of Stock-Based Compensation:

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined on the fair value at the grant dates for awards under those plans consistent with the method promulgated by SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	For the Years Ended December 31,
	2001	2002
Net loss:
As reported	$(20,630,000)	$(22,744,000)

Pro forma for SFAS No. 123	$(22,682,000)	$(23,315,000)

Loss per share (basic and diluted):
As reported	$(1.40)	$(1.06)

Pro forma for SFAS No. 123	$(1.54)	$(1.09)

The fair value of each option grant subsequent to the Company’s 1997 initial public offering was estimated on the date of the grant using the Black-Scholes option-pricing model. The assumptions used for the years ended December 31, 2001 and 2002 were as follows: the average risk-free interest rate was 4.66% and 3.22%, respectively; generally the exercise price is equal to the fair market value of the underlying Common Stock at the grant date after consideration of any related unearned compensation recorded in the financial statements; the expected life of the option is the expected time to exercise, estimated to be four years from the date of grant, for options granted to employees, and the term to expiration, generally 10 years from the date of grant, for options granted to non-employees; expected volatility was 63% for both years; the weighted average grant date fair value of options was $2.84 and $3.24, respectively; and the Common Stock is expected to pay no dividends.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Income Taxes:

The following table presents the current and deferred income tax provision for federal and state income taxes:

	For the Years Ended December 31,
	2001	2002
Current:
Federal	—	—
State	$1,000	$3,000

	1,000	3,000
Deferred:
Federal	—	—
State	—	—

	$1,000	$3,000

The tax effects of temporary differences which give rise to the deferred tax provision (benefit) consist of:

	For the Years Ended December 31,
	2001	2002
Capitalized research and development costs	$(2,708,000)	$(1,425,000)
Intangibles	(16,000)	4,086,000
Accrued expenses	(732,000)	299,000
Tax credit carryforwards	(566,000)	(491,000)
Net operating loss carryforwards	(4,462,000)	(11,139,000)
Other	86,000	(305,000)
Valuation allowance	8,398,000	8,975,000

	$—	$—

The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	For the Years Ended December 31,
	2001	2002
Statutory regular federal income tax rate	(34.00)%	(34.00)%
Meals and entertainment	0.23	0.27
Interest	1.68	—
In-process research and development	—	6.43
Tax credit carryforwards	(1.54)	(1.58)
Change in valuation allowance	33.63	29.19
Other, net	—	0.31

Effective tax rate	0.00%	0.00%

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax asset at December 31, 2002 are as follows:

Capitalized research and development costs	$11,130,000
Intangibles	(4,037,000)
Accrued expenses	617,000
Tax credit carryforwards	3,026,000
Net operating loss carryforwards	28,338,000
Other	774,000
Valuation allowance	(39,848,000)

Net deferred tax asset	$—

The Company has established a complete valuation allowance against its deferred tax assets because it was determined by management that it was more likely than not at the balance sheet date that such deferred tax assets would not be realized. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

At December 31, 2002, the Company had net operating loss carryforwards for federal and state purposes of approximately $66,164,000 and $33,349,000, which have respective expiry periods of 2009–2022 and 2003–2014. The Company also has research and experimentation credit carryforwards for federal and state purposes of approximately $1,705,000 and $1,124,000, respectively. The research and experimentation credits have an expiry period of 2009–2022 and carry forward indefinitely for state purposes. The Company has a manufacturers’ investment credit for state purposes of approximately $197,000. The manufacturers’ investment credit has an expiry period of 2005–2012.

The closing of the second stage of the transaction with Micro Investment (Note 9) resulted in a change in ownership as defined by Section 382 of the Internal Revenue Code and similar state provisions, which resulted in a limitation on the Company’s ability to utilize its net operating loss carryforwards during any year to offset future taxable income, should the Company generate such taxable income, amounting to $5.8 million.

At December 31, 2002, Dendron had foreign net operating loss carryforwards of approximately $7,200,000. The losses carry over indefinitely, unless certain changes in business operations, as defined, occur during the carryover period. The Company has established a complete valuation allowance against these deferred tax assets since it cannot be established that this foreign subsidiary’s German net operating loss carryforwards will be fully utilized.

12.    Commitments and Contingencies:

The Company has an operating lease for office, research and manufacturing space in a facility located in Irvine, California, which expires in 2003 and has two three-year renewal options. The lease provides for minimum annual increases in rent based on a cost of living index. For financial statement reporting purposes, such minimum increases have been included in calculating the total minimum cost of the lease, which cost has been allocated on a straight-line basis over the initial term of the lease. This allocation has resulted in deferred rent as of December 31, 2002, amounting to $21,960, which is included in accrued liabilities in the accompanying consolidated balance sheet. In addition, the Company leases production facilities and office space in Bochum, Germany, under operating lease agreements with terms expiring through 2011.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, the future noncancelable minimum lease commitments are as follows:

Years Ending December 31:
2003	$470,494
2004	74,737
2005	74,737
2006	74,737
2007	74,737
Thereafter	298,948

$1,068,390

Rent expense for the years ended December 31, 2001 and 2002 was $576,000 and $573,000, respectively.

The Company has agreements with certain of its suppliers of coatings for its micro catheter, access and delivery products under which the Company pays royalties in a range of 3% to 5% of sales of such products bearing either of such coatings. Royalty expense under these agreements aggregated $162,000 in 2001 and $285,000 in 2002.

Dendron, prior to its acquisition by the Company, became a party to the litigation described below:

Regents of the University of California:    On September 1, 2000, Dendron was named as the defendant in three patent infringement lawsuits brought by the Regents of the University of California, the plaintiff, in the District Court of Nordrhein-Westfalia (Landgericht) in Düsseldorf, Germany. The complaint requested a judgment that Dendron’s EDC I coil device infringes three European patents held by the plaintiff and asks for relief in the form of an injunction that would prevent Dendron from selling the products within Germany and from Germany to customers abroad, as well as an award of damages caused by Dendron’s alleged infringement, and other costs, disbursements and attorneys’ fees. In August 2001, the Court issued a written decision that EDC I coil devices do infringe the plaintiff’s patents, enjoined Dendron from selling the devices within Germany and from Germany to customers abroad, and requested that Dendron disclose the individual product’s costs as the basis for awarding damages. In September 2001, Dendron appealed the decision.

On July 4, 2001, the plaintiff filed another suit against Dendron alleging that EDC I coil device infringes another European patent held by the plaintiff. The complaint was filed in the District Court of Düsseldorf, Germany seeking additional monetary and injunction relief. In April, 2002, the Court found that EDC I coil devices do infringe the plaintiff’s patent. The case is under appeal. Dendron no longer markets or sells the EDC I product. There can be no assurance, however, that the plaintiff will not be able to successfully assert similar claims against currently marketed products.

William Cook Europe ApS, Denmark:    On April 2, 2002, Dendron was named as the defendant in a patent infringement lawsuit brought by William Cook Europe ApS, Denmark, the plaintiff, alleging that a German utility model, an un-reviewed German patent application, owned by the plaintiff is infringed upon by Dendron’s EDC II “curved tip” coil devices. The suit was filed in the District Court of Nordrhein-Westfalia (Landgericht) in Düsseldorf, seeking monetary and injunctive relief. In December 2002, the court determined that Dendron’s device did infringe on the utility model. A written opinion has not yet been issued by the court. In January 2003, the same court issued a “stay” of its decision, pursuant to a request by the Company, pending the outcome of

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other litigation that, if the Company is successful, could result in the cancellation of the utility model described above. Should the Company not prevail in these matters, the Company has not yet determined whether or not to appeal such a court decision, but the Company believes any such decision will not have a material impact on the revenues or operations of the Company. The product subject to these matters is the Curved Tip coil within the Sapphire product family.

The Company is involved in other litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse effect on the Company’s financial position or results of operations.

13.    Related Party Transactions:

The Company has entered into various licensing and consulting agreements, some of which are either with stockholders or with consultants to whom the Company has granted options to purchase shares of the Company’s common stock in conformity with either the 1993 or 1996 Plans (Note 10). Under these agreements, the Company is required to pay royalties ranging from 1% to 5% of net sales on applicable products, some of which are in development, as defined in the individual licensing and consulting agreements. Royalty expense under these agreements was $97,000 and $93,000 in 2001 and 2002, respectively.

In November 1999, three employees of the Company, two of whom were officers at that date, exercised options in conformity with the 1996 Plan (Note 10), resulting in the issuance of an aggregate of 80,000 shares of the Company’s Common Stock, and issued full-recourse notes to the Company in the aggregate amount of $323,000. Both of the then-officers subsequently resigned their positions in the Company; one of those former officers remains as a member of the Company’s Board of Directors. The notes are collateralized by such shares of the Company’s Common Stock, were due November 2002 and bear an interest rate of 5.47% per annum. In April 2000, the Company made loans to these individuals in exchange for full-recourse notes in the aggregate amount of $245,000. The notes are collateralized by shares of the Company’s Common Stock owned by the individuals, are due April 12, 2003 and bear an interest rate of 6.49% per annum. In January 2001, the Company and the Director agreed to offset incentive compensation otherwise payable to him against all of the principal and accrued interest of one of the notes receivable from him, which aggregated $108,000. In February 2001, the Director repaid the principal and accrued interest of the remaining note receivable from him, which aggregated $85,000. The Company is in discussion with the employee and the other former officer regarding the disposition of the notes due in November 2002.

The Company manufactures products for sale to certain companies which license technology from the Company (Note 17). Sales to these companies aggregated $61,000 and $15,000 in 2001 and 2002, respectively.

The Company manufactures products for sale to a privately held business whose President and Chief Executive Officer is a member of the Company’s Board of Directors. Sales to this business were $32,000 and $91,000 in 2001 and 2002, respectively.

As discussed in Note 14, the Company, on November 16, 2001, signed a sales representative agreement with ev3 International, Inc. (“ev3 International”). Stockholders owning a majority of the common stock of ev3 International are members of Micro Investment, which owns approximately 70% of the Company’s outstanding common stock. Additionally, the individual who became Chairman of the Company’s Board of Directors in January 2002 and the Company’s acting President and Chief Executive Officer in April 2002, positions he held until September 3, 2002 and October 31, 2002, respectively, is the President of ev3 International and is Executive Vice President and a director of ev3 Inc., the parent company of ev3 International; and the four designees of Micro Investment who are members of the Company’s Board of

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Directors (Note 10) also hold the following positions: one is a director of ev3 International and Chairman of the Board of Directors of ev3 Inc.; two are directors of ev3 Inc.; and the fourth is President, Chief Executive Officer and a director of ev3 Inc. The three directors who are neither members of the Company’s management nor designees of Micro Investment constitute an independent committee of the Company’s Board of Directors. This independent committee has decision-making and approval authority for all transactions and other matters between the Company and ev3 International.

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

In April 2002, the Company’s then-President and Chief Executive Officer resigned, and entered into a one-year consulting agreement with the Company under which the former officer is paid a monthly fee of $20,125. The Company accrued the entire cost of the agreement, amounting to $241,500, as of the inception date of the agreement, which amount is included in selling, general and administrative expenses in the accompanying 2002 consolidated statement of operations.

Effective June 1, 2002, the Company entered into an employment agreement with its Chairman of the Board of Directors, who, at that date, became the Company’s acting President and Chief Executive Officer. This individual remained as the Company’s acting President until September 2, 2002 and as the Company’s Chief Executive Officer until October 31, 2002. This individual is also President of ev3 International and Executive Vice President and a director of ev3 Inc. Concurrently, with respect to relocation expenses for this individual, the Company entered into an agreement with ev3 Inc. Under the terms of both agreements, the Company was required to pay 75% of relocation expenses, as defined in the agreements, up to an aggregate expenditure by the Company of $352,500. The agreement further provided that, in the event that such individual would cease to serve as the Company’s Chief Executive Officer prior to May 31, 2003, which has occurred as described above, the Company would be reimbursed for a pro rata portion of relocation expenses previously paid by the Company based on the fraction of the year ending May 31, 2003 that the individual will not have served as the Company’s Chief Executive Officer. Based on the foregoing, the Company’s share of expenses incurred in connection with the relocation of this individual amounted to $125,000, which amount is included in selling, general and administrative expenses in the accompanying 2002 consolidated statement of operations. The agreements also provided for the Company to make a loan to such individual in an amount equal to the difference between an agreed-upon value of the residence from which the individual relocated, and obligations collateralized by such residence at the date of relocation. The loan, amounting to $1,818,000, was made by the Company in July 2002. Such loan was collateralized by the residence and was repaid to the Company from the proceeds of the sale of the residence in October 2002.

14.    Distribution Agreements:

Guidant Corporation:

The Company and Guidant entered into a distribution agreement in November 1997, which provided Guidant with exclusive rights for European distribution of the Company’s neuro products. In August 1998, the agreement was expanded to provide for the European distribution by Guidant of the Company’s peripheral embolization products. The agreement had a five-year term, which commenced during 1999, upon the first commercial sale of products covered under the agreement, and was cancelable by the Company upon the

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

occurrence of certain events such as a change in control of the Company. On May 25, 2001, the Company entered into the securities purchase agreement with Micro Investment as described in Note 10, which constituted such a change in control of the Company as defined in the distribution agreement with Guidant.

On September 14, 2001, the Company and Guidant signed a termination agreement with respect to their November 1997 distribution agreement. Under the terms of the termination agreement, the distribution agreement and Guidant’s European distributorship of the Company’s products terminated on December 31, 2001. Under the terms of the Company’s distribution agreement with Guidant, the Company’s termination of that agreement resulted in the payment, in February 2002, of a $3.6 million termination fee to Guidant, which was determined, pursuant to the terms of the distribution agreement, based upon a multiple of Guidant’s margin from net sales of the Company’s products from January 1, 2001 through December 31, 2001. Also under the terms of the termination agreement, the Company repurchased, from Guidant inventory on-hand at December 31, 2001, and at Guidant’s original purchase price, the Company’s products purchased by Guidant from the Company from September 14, 2001 through December 31, 2001, amounting to approximately $150,000, with respect to which no revenue had been recognized by the Company, and additional Guidant inventory of the Company’s products on-hand at December 31, 2001 at Guidant’s original purchase price, amounting to approximately $30,000.

ev3 International, Inc.:

On November 16, 2001, the Company signed a sales representative agreement with ev3 International, a related party (Note 13). Under the terms of the agreement, ev3 International provides product promotion, marketing and sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where the Company has no existing third-party distributor for its products, and distributor management services in certain countries outside the U.S. and Canada where the Company has an existing third-party distributor for its products.

Under the terms of the sales representative agreement, title to the Company’s products does not pass upon shipment of such products to ev3 International. Accordingly, the Company defers revenue recognition for products shipped to ev3 International until such products are sold to end-users or to third-party distributors. The countries included in the territory covered by the Company’s distribution agreement with Guidant are included in the Company’s agreement with ev3 International, and were the initial countries to be served by ev3 International under the sales representative agreement. At December 31, 2002, inventory of the Company’s products, amounting to approximately $1,220,000, was maintained at ev3 International’s European facility.

ev3 International’s product promotion, marketing and sales solicitation activities are performed by its sales force, the activities of which are under the direction of a committee chaired by the Company’s President and Chief Executive Officer. The Company pays ev3 International a fee for such services, initially amounting to 105% of ev3 International’s cost for maintaining the sales force. Under the terms of the sales representative agreement, the Company and ev3 International have established a budgeted breakeven point based on estimated sales of the Company’s products in territories served by the sales force, related cost of sales and sales force costs. Upon reaching this breakeven point, the fee to be paid by the Company to ev3 International will be adjusted, on a retrospective basis to January 1 in each year in which the breakeven point is reached, and will be calculated as ev3 International’s cost for maintaining the sales force plus 10% of sales of the Company’s products in territories served by the sales force. In addition, ev3 International charges the Company a fee for all general and administrative services at an amount agreed upon by the parties at the beginning of each year of the agreement based on ev3 International’s estimated annual expenditures for such services and its estimate of the percentage of such services to be used by the Company. The parties agreed that no amounts relating to these fees would be charged by ev3 International to the Company with respect to 2001. In 2002, fees charged by ev3 International to the Company amounted to $2,221,000.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is to be charged a distributor management fee of 10% of sales to third-party distributors with respect to whom ev3 International performs such services, which commenced in late 2002. Accordingly, no such fee was charged to the Company for 2001 or 2002.

Stockholders owning a majority of the common stock of ev3 International are members of Micro Investment, the Company’s largest stockholder. Additionally, the individual who became Chairman of the Company’s Board of Directors in January 2002 and the Company’s acting President and Chief Executive Officer in April 2002, positions he held until September 3, 2002 and October 31, 2002, respectively, is the President of ev3 International and is Executive Vice President and a director of ev3 Inc., the parent company of ev3 International; and the four designees of Micro Investment who are members of the Company’s Board of Directors (Note 10) also hold the following positions: one is a director of ev3 International and Chairman of the Board of Directors of ev3 Inc.; two are directors of ev3 Inc.; and the fourth is President, Chief Executive Officer and a director of ev3 Inc.

Abbott Laboratories:

The Company and Abbott entered into a distribution agreement in August 1998, which provided Abbott with exclusive rights to distribute the Company’s peripheral blood clot therapy products in the U.S. and Canada. On June 28, 2000, the parties entered into a revised agreement, as described below.

The August 1998 distribution agreement required Abbott to furnish the Company with a non-refundable $1 million marketing payment upon Abbott’s first commercial sale of product. This payment, received by the Company in October 1998, was recorded as deferred revenue by the Company, and has been amortized on a straight-line basis over the initial term of the agreement, which was to continue through 2008 and was considered to approximate the expected period of performance.

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

The June 2000 distribution agreement between the Company and Abbott superceded the previously existing August 1998 distribution agreement. Under the June 2000 agreement, the Company had certain responsibilities for marketing and promotion of the Company’s peripheral blood clot therapy products in the United States and Canada.

As in the August 1998 distribution agreement, the June 2000 agreement provided for the Company to receive an initial purchase price payment from Abbott upon shipment of product by the Company to Abbott, and an additional purchase price payment, based upon, and calculated as a percentage of, Abbott’s net sales, as defined in the agreement. The Company recognized as sales the initial purchase price upon shipment of product to Abbott, and the additional purchase price upon Abbott’s reporting of sales to its customers. Such additional purchase price payments were recorded as revenue by the Company upon Abbott’s sale of the related product, and amounted to $1,293,000 in 2001 and $1,408,000 in 2002.

The June 2000 agreement also provided for (a) an increase, relative to the provisions of August 1998 distribution agreement, in the maximum initial purchase price the Company would receive, effective for purchases of product made by Abbott from the Company commencing January 1, 2000, (b) increases, relative to the provisions of the August 1998 distribution agreement, in the percentage underlying the calculation of the additional purchase price, effective as of the date of the June 2000 agreement, with additional scheduled

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increases in this percentage to be effective January 1, 2001 and 2002, after which the percentage remained constant for the remaining term of the agreement, (c) the non-refundable prepayment by Abbott of such additional purchase price in 2000 in the aggregate amount of $700,000, $350,000 of which was received by the Company in July 2000, and the remaining $350,000 of which was received by the Company in October 2000, and (d) further increases in the percentage underlying the calculation of the additional purchase price in the event net sales exceeded defined levels. As of the effective date of the June 2000 agreement, the Company recorded as deferred revenue (i) increases in the initial purchase price for product purchases made by Abbott prior to the effective date of the agreement, and (ii) the $700,000 prepaid additional purchase price. Such deferred revenue was amortized into income through the end of 2001, so as to result in a constant percentage underlying the calculation of the additional purchase price over the term of the agreement, and amounted to $175,000 in 2001.

The June 2000 agreement had an initial term through 2008. The Company had the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events had not occurred or if Abbott had not achieved certain performance criteria, as defined in the agreement, as of the preceding June 30 in each year from 2002 through 2007. As of June 30, 2002, certain of those events had not occurred, and, on July 28, 2002, the Company notified Abbott of the Company’s intent to terminate the distribution agreement effective December 31, 2002. Final terms regarding the termination are under negotiation between Abbott and the Company, among such terms being the possible payment by the Company to Abbott of a termination fee of $1.2 million set forth in the distribution agreement. Based, in part, on discussions with legal counsel, the Company believes it has arguments under which all or part of the termination fee will not be due to Abbott, and has accrued its best estimate as of December 31, 2002, which is included in the accompanying 2002 consolidated statements of operations.

Century Medical, Inc.:

The distribution agreement with Century provided exclusive rights to distribute all of the Company’s products in Japan. The initial term of the agreement extended five years past the date on which the first regulatory approval would be obtained for an application using Onyx.

In December 2001, the Company commenced discussions with Century regarding modification or termination of the distribution agreement. On April 1, 2002, the Company and Century signed a Regulatory Transition and Short-Term Distribution Agreement, which supercedes the September 1998 distribution agreement, provides for the transition, over a one-year period ending March 31, 2003, of regulatory responsibilities in Japan from Century to the Company with respect to the Company’s products, and provides for the termination of Century’s Japanese distributorship on March 31, 2003.

Following March 31, 2003, the Company will repurchase, from Century inventory on-hand at March 31, 2003, and at the lower of $150,000 or 105% of Century’s original purchase price, the Company’s products purchased by Century from the Company. As a result of these repurchase terms, the Company adopted a revenue recognition policy with respect to shipments to Century subsequent to the execution of the Transition and Short-Term Distribution Agreement under which revenues related to shipments to Century are recognized only upon Century’s sale of such inventory to its customers.

The Company is required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century must achieve by March 31, 2003. The Company accrued the entire termination fee as of December 31, 2001, and has paid Century $1.1 million based on Century’s achievement of milestones.

Other Distribution Agreements:

The Company’s products are distributed internationally, other than under the terms of the agreements described above, by various independent distributors.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Concentrations of Credit Risk:

At December 31, 2002, the Company had approximately $1,433,000 of cash and cash equivalents that were in excess of the federally-insured limit of $100,000 per bank. All such investments are in the custody of one bank.

Under the terms of the Company’s distribution agreement with Abbott (Note 14), accounts receivable from Abbott constituted 11% of the Company’s accounts receivable at December 31, 2002. No other customer accounted for 10% or more of the Company’s accounts receivable at that date.

16.    Segment Information:

Information with respect to net sales for the years ended December 31, 2001 and 2002 is as follows:

	2001	2002
Product Categories
Peripheral blood clot therapy	$2,750,000	$2,353,000
Embolic products	1,584,000	2,827,000
Neuro access products	4,338,000	7,357,000
Other	91,000	142,000

Total net sales	$8,763,000	$12,679,000

Sales By Geography
United States	$5,195,000	$5,866,000
International	3,568,000	6,813,000

Total net sales	$8,763,000	$12,679,000

Under the terms of the Company’s distribution agreements with Abbott and Guidant (Note 14), net sales to these distributors constituted 30% and 23%, respectively, of the Company’s net sales in 2001. Net sales to Abbott constituted 17% of the Company’s net sales in 2002. Sales to Guidant in 2002 were not significant, due to the termination of the Company’s distribution agreement with Guidant, effective December 31, 2001, as further described in Note 14. No other customer accounted for 10% or more of the Company’s net sales in either 2001 or 2002.

Sales to customers in the United Kingdom accounted for 11% of total net sales in 2002. No aggregate sales in any other country accounted for 10% or more of total net sales in 2002, and no aggregate sales in any country accounted for 10% or more of total net sales in 2001.

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

In December 2002, Genyx, with the consent of its stockholders, including the Company, entered into an agreement with a subsidiary of C.R. Bard, Inc. under which Bard obtained the right to acquire the assets of Genyx at any time through June 2005. The closing of the transaction is contingent upon the satisfaction by Genyx of certain conditions. Accordingly, the Company would record income, if any, from this transaction only upon the Company’s receipt of its share of proceeds, if any, arising from such closing.

The Company has a license agreement with Enteric Medical Technologies, Inc. under which  Enteric Medical may develop non-vascular applications using the Company’s proprietary Onyx technology in

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the gastrointestinal tract, and pay the Company a royalty based on net revenues derived from Enteric’s sale of licensed products. As partial consideration for entering into the license agreement, the Company received shares of Enteric common stock, which approximated 20% of Enteric’s outstanding equity voting interests as of the date of its acquisition, as discussed below.

On June 12, 2002, Boston Scientific Corporation and Enteric entered into a merger agreement under which Boston Scientific acquired all the outstanding common and preferred stock of Enteric. Pursuant to the terms of the merger agreement, each Enteric stockholder received a pro rata share of a Closing Payment, net of amounts set aside in escrow to provide for future indemnity claims, if any. Accordingly, the Company recorded as other income its pro rata share of the Closing Payment received, amounting to $7,386,000, representing a gross Closing Payment of $8,415,000, less escrowed funds of 10%, amounting to $842,000, and other reserves amounting to $188,000.

In addition, the merger agreement gives each Enteric stockholder the right to receive a pro rata share of a First Contingent Payment and a Second Contingent Payment, should Enteric achieve defined milestones on or before the fifth anniversary of the merger agreement. In January 2003, Enteric achieved the first of such milestones, and in February 2003, the Company received its pro rata share of the First Contingent Payment, amounting to $7,716,000 which the Company has recorded as other income during the first quarter of 2003, net of escrowed amounts of $857,000.

In June 2002, Enteric estimated the Company’s pro rata share of the Second Contingent Payment to be approximately $7.8 million, less escrowed funds of 20% of such amount. However, such Contingent Payment, if any, is dependent upon Enteric achieving such second milestone in conformity with the merger agreement, and is subject to reduction for other conditions specified in the merger agreement. Accordingly, the Company will record income from the proceeds, if any, from the Second Contingent Payment upon notification from Boston Scientific as to the achievement of the related milestone by Enteric in conformity with the merger agreement, and will record income from unexpended escrow funds, if any, upon notification from Boston Scientific as to the release of such funds from escrow, the time frame for which is defined in the merger agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRO THERAPEUTICS, INC.

Dated: April 2, 2003	By:	/s/ THOMAS C. WILDER III
Thomas C. Wilder III President, Chief Executive Officer and Director

We, the undersigned directors and officers of Micro Therapeutics, Inc., do hereby constitute and appoint Thomas C Wilder III and Harold A. Hurwitz our true and lawful attorneys and agents, with full powers of substitution to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorneys and agents, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS C. WILDER III Thomas C. Wilder III	President, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2003

/s/ HAROLD A. HURWITZ Harold A. Hurwitz	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	April 2, 2003

/s/ JAMES CORBETT James Corbett	Director and Chairman of the Board	April 2, 2003

/s/ GEORGE WALLACE George Wallace	Director	April 2, 2003

/s/ KIM BLICKENSTAFF Kim Blickenstaff	Director	April 2, 2003

/s/ DALE SPENCER Dale Spencer	Director	April 2, 2003

/s/ ELIZABETH WEATHERMAN Elizabeth Weatherman	Director	April 2, 2003

/s/ RICHARD EMMITT Richard Emmitt	Director	April 2, 2003

/s/ PAUL BUCKMAN Paul Buckman	Director	April 2, 2003

/s/ RICHARD RANDALL Richard Randall	Director	April 2, 2003

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger between Micro Therapeutics, Inc., a Delaware corporation and Micro Therapeutics, Inc., a California corporation, effective November 6, 1996. (1)

3.1.1

Amended and Restated Certificate of Incorporation of Micro Therapeutics, as currently in effect. (Incorporated by reference to Exhibit 3.1.1 of Micro Therapeutics’ Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, as filed with the Securities and Exchange Commission on July 14, 2001)

3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Micro Therapeutics, Inc. dated as of February 20, 2003.

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

10.6	1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan. (1), (2)

10.7.1	1996 Stock Incentive Plan, as amended. (2)

10.8.1	Employee Stock Purchase Plan, as amended. (2)

10.23	Stockholder Rights Plan. (Incorporated by reference to Exhibit 1 of Micro Therapeutics’ Form 8-A/12G, as filed with the Securities and Exchange Commission on June 3, 1999)

10.25

Registration Rights Agreement dated March 10, 2000 between Micro Therapeutics and Pequot Capital Equity Fund II LP, Framlington Health, Bridge & Co. and Munder Health. (Incorporated by reference to Exhibit 10.31 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 30, 2000)

10.27

Securities Purchase Agreement, dated as May 25, 2001, by and between Micro Therapeutics and Micro Investment, LLC. (Incorporated by reference to Exhibit 2.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2001)

10.28

Termination Agreement, dated as of September 14, 2001, by and between Micro Therapeutics and Guidant Corporation. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2001)

10.29

Sales Representative Agreement, dated as of November 16, 2001, by and between Micro Therapeutics and ev3 International, Inc. (formerly Vertomed International, Incorporated). (Incorporated by reference to Exhibit 10.29 of Micro Therapeutics’ Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002)

10.29.1

Amendment to Sales Representative Agreement, dated as of April 18, 2002, by and between Micro Therapeutics and ev3 International, Inc. (Incorporated by reference to Exhibit 10.28.1 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2002)

10.30

Regulatory Transition and Short-term Distribution Agreement, dated as of April 1, 2002, by and between Micro Therapeutics and Century Medical, Inc. (Incorporated by reference to Exhibit 10.30 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2002) (3)

10.31

Lease and Support Services Agreement, dated as of April 18, 2002, by and between Micro Therapeutics and ev3 International, Inc. (Incorporated by reference to Exhibit 10.31 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2002)

Exhibit Number	Description of Document

10.32

Agreement, dated July 10, 2002 between Micro Therapeutics, Inc. and ev3 Inc. (Incorporated by reference to Exhibit 10.32 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on August 14, 2002)

10.33

Employment Offer Letter, dated July 12, 2002, between Micro Therapeutics, Inc. and James M. Corbett. (Incorporated by reference to Exhibit 10.33 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on August 14, 2002)

10.34

Securities Purchase Agreement dated September 3, 2002 by and between Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 6, 2002)

10.34.1

Joinder Agreement and First Amendment to Securities Purchase Agreement, dated September 30, 2002 by and between Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2002)

10.34.2

Second Amendment to Securities Purchase Agreement dated February 20, 2003 by and between Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1.2 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2003)

10.35

Stock Purchase Agreement dated September 3, 2002 by and between Micro Therapeutics, Inc. and the holders of the outstanding equity securities of Dendron. (Incorporated by reference to Exhibit 2.2 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2002)

10.36

Employment Offer Letter, dated August 16, 2002, between Micro Therapeutics, Inc. and Thomas C. Wilder III. (Incorporated by reference to Exhibit 10.36 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on November 14, 2002)

10.37

Unsecured Promissory Note, dated November 18, 2002, in the principal amount of $3,000,000 and payable to Micro Investment, LLC. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2002)

10.38

Unsecured Promissory Note, dated January 8, 2003, in the principal amount of $4,000,000 and payable to Micro Investment, LLC. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2003)

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney. (see signature page S-1)

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.

(1)	Incorporated by reference to the same numbered exhibit of Micro Therapeutics’ Registration Statement on Form SB-2, No. 333-17345.

(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Micro Therapeutics pursuant to Item 13(a) of Form 10-KSB.

(3)	Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to Micro Therapeutics’ application requesting confidential treatment under Rule 406 of the Securities Act of 1933.