Form 10KSB/A
period 2002-12-31
MICRO THERAPEUTICS INC
filed 2003-04-10
CIK 311407

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

Index to Exhibits is on page 49.

EXPLANATORY NOTE:

Micro Therapeutics, Inc. is amending its Annual Report on Form 10-KSB for the year ended December 31, 2002. This amendment is being made to include the certifications required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended, which, in the process of incorporating electronically transmitted and received changes and comments from the persons responsible for preparing and filing the report, were inadvertently omitted from the final draft of the report as filed. This Amendment No. 1 amends and restates the original Annual Report in its entirety.

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

3.1.1

Amended and Restated Certificate of Incorporation of Micro Therapeutics, as currently in effect. (Incorporated by reference to Exhibit 3.1.1 of Micro Therapeutics’ Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, as filed with the Securities and Exchange Commission on July 14, 2001)

3.1.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Micro Therapeutics, Inc. dated as of February 20, 2003. (Incorporated by reference from Micro Therapeutics’ annual report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 4, 2003)

3.2.1

Bylaws of Micro Therapeutics, as currently in effect. (Incorporated by reference to Exhibit 3.2.1 of Micro Therapeutics’ Registration Statement on Form S-3, No. 333-68554, as filed with the Securities and Exchange Commission on August 8, 2001)

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

10.7.1

1996 Stock Incentive Plan, as amended. (Incorporated by reference from Micro Therapeutics’ annual report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 4, 2003)(2)

10.8.1

Employee Stock Purchase Plan, as amended. (Incorporated by reference from Micro Therapeutics’ annual report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 4, 2003)(2)

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

10.30

Regulatory Transition and Short-term Distribution Agreement, dated as of April 1, 2002, by and between Micro Therapeutics and Century Medical, Inc. (Incorporated by reference to Exhibit 10.30 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2002) (3)

10.31

Lease and Support Services Agreement, dated as of April 18, 2002, by and between Micro Therapeutics and ev3 International, Inc. (Incorporated by reference to Exhibit 10.31 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2002)

10.32

Agreement, dated July 10, 2002 between Micro Therapeutics, Inc. and ev3 Inc. (Incorporated by reference to Exhibit 10.32 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on August 14, 2002)

10.33

Employment Offer Letter, dated July 12, 2002, between Micro Therapeutics, Inc. and James M. Corbett. (Incorporated by reference to Exhibit 10.33 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on August 14, 2002)

10.34

Securities Purchase Agreement dated September 3, 2002 by and between Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 6, 2002)

10.34.1

Joinder Agreement and First Amendment to Securities Purchase Agreement, dated September 30, 2002 by and between Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2002)

10.34.2

Second Amendment to Securities Purchase Agreement dated February 20, 2003 by and between Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1.2 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2003)

10.35

Stock Purchase Agreement dated September 3, 2002 by and between Micro Therapeutics, Inc. and the holders of the outstanding equity securities of Dendron. (Incorporated by reference to Exhibit 2.2 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2002)

10.36

Employment Offer Letter, dated August 16, 2002, between Micro Therapeutics, Inc. and Thomas C. Wilder III. (Incorporated by reference to Exhibit 10.36 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on November 14, 2002)

10.37

Unsecured Promissory Note, dated November 18, 2002, in the principal amount of $3,000,000 and payable to Micro Investment, LLC. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2002)

10.38

Unsecured Promissory Note, dated January 8, 2003, in the principal amount of $4,000,000 and payable to Micro Investment, LLC. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2003)

21.1

Subsidiaries of the Registrant (Incorporated by reference from Micro Therapeutics’ annual report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 4, 2003).

23.1	Consent of PricewaterhouseCoopers LLP.

24.1

Power of Attorney (Incorporated by reference from Micro Therapeutics’ annual report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 4, 2003) .

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.

Exhibit Number	Description of Document

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.

(1)	Incorporated by reference to the same numbered exhibit of Micro Therapeutics’ Registration Statement on Form SB-2, No. 333-17345.

(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Micro Therapeutics pursuant to Item 13(a) of Form 10-KSB.

(3)	Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to Micro Therapeutics’ application requesting confidential treatment under Rule 406 of the Securities Act of 1933.

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

MICRO THERAPEUTICS, INC.

Dated: April 9, 2003	By:	/s/ THOMAS C. WILDER III
Thomas C. Wilder III President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS C. WILDER III Thomas C. Wilder III	President, Chief Executive Officer and Director (Principal Executive Officer)	April 9, 2003

/s/ HAROLD A. HURWITZ Harold A. Hurwitz	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	April 9, 2003

* James Corbett	Director and Chairman of the Board	April 9, 2003

* George Wallace	Director	April 9, 2003

* Kim Blickenstaff	Director	April 9, 2003

* Dale Spencer	Director	April 9, 2003

* Elizabeth Weatherman	Director	April 9, 2003

* Richard Emmitt	Director	April 9, 2003

* Paul Buckman	Director	April 9, 2003

* Richard Randall	Director	April 9, 2003

*By	/s/ HAROLD A. HURWITZ Harold A. Hurwitz Attorney-in-Fact	Pursuant to Power of Attorney dated April 2, 2003	April 9, 2003

S-1

CERTIFICATIONS

I, Thomas C Wilder III, President and Chief Executive Officer of Micro Therapeutics, Inc. (the “Company”), certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of the Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 9, 2003	By:	/s/ THOMAS C WILDER III

Thomas C Wilder III
President and Chief Executive Officer

I, Harold A. Hurwitz, Chief Financial Officer of Micro Therapeutics, Inc. (the “Company”), certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of the Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 9, 2003	By:	/s/ HAROLD A. HURWITZ

Harold A. Hurwitz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger between Micro Therapeutics, Inc., a Delaware corporation and Micro Therapeutics, Inc., a California corporation, effective November 6, 1996. (1)

3.1.1

Amended and Restated Certificate of Incorporation of Micro Therapeutics, as currently in effect. (Incorporated by reference to Exhibit 3.1.1 of Micro Therapeutics’ Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, as filed with the Securities and Exchange Commission on July 14, 2001)

3.1.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Micro Therapeutics, Inc. dated as of February 20, 2003. (Incorporated by reference from Micro Therapeutics’ annual report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 4, 2003)

3.2.1

Bylaws of Micro Therapeutics, as currently in effect. (Incorporated by reference to Exhibit 3.2.1 of Micro Therapeutics’ Registration Statement on Form S-3, No. 333-68554, as filed with the Securities and Exchange Commission on August 8, 2001)

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

10.7.1

1996 Stock Incentive Plan, as amended. (Incorporated by reference from Micro Therapeutics’ annual report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 4, 2003) (2)

10.8.1

Employee Stock Purchase Plan, as amended. (Incorporated by reference from Micro Therapeutics’ annual report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 4, 2003) (2)

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

Exhibit Number	Description of Document

10.31

Lease and Support Services Agreement, dated as of April 18, 2002, by and between Micro Therapeutics and ev3 International, Inc. (Incorporated by reference to Exhibit 10.31 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2002)

10.32

Agreement, dated July 10, 2002 between Micro Therapeutics, Inc. and ev3 Inc. (Incorporated by reference to Exhibit 10.32 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on August 14, 2002)

10.33

Employment Offer Letter, dated July 12, 2002, between Micro Therapeutics, Inc. and James M. Corbett. (Incorporated by reference to Exhibit 10.33 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on August 14, 2002)

10.34

Securities Purchase Agreement dated September 3, 2002 by and between Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 6, 2002)

10.34.1

Joinder Agreement and First Amendment to Securities Purchase Agreement, dated September 30, 2002 by and between Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2002)

10.34.2

Second Amendment to Securities Purchase Agreement dated February 20, 2003 by and between Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1.2 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2003)

10.35

Stock Purchase Agreement dated September 3, 2002 by and between Micro Therapeutics, Inc. and the holders of the outstanding equity securities of Dendron. (Incorporated by reference to Exhibit 2.2 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2002)

10.36

Employment Offer Letter, dated August 16, 2002, between Micro Therapeutics, Inc. and Thomas C. Wilder III. (Incorporated by reference to Exhibit 10.36 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on November 14, 2002)

10.37

Unsecured Promissory Note, dated November 18, 2002, in the principal amount of $3,000,000 and payable to Micro Investment, LLC. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2002)

10.38

Unsecured Promissory Note, dated January 8, 2003, in the principal amount of $4,000,000 and payable to Micro Investment, LLC. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2003)

21.1

Subsidiaries of the Registrant. (Incorporated by reference from Micro Therapeutics’ annual report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 4, 2003)

23.1	Consent of PricewaterhouseCoopers LLP.

24.1

Power of Attorney. (Incorporated by reference from Micro Therapeutics’ annual report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 4, 2003)

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