Form 10QSB
period 2003-03-30
MICRO THERAPEUTICS INC
filed 2003-05-14
CIK 311407

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 30, 2003

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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class Common Stock, $.001 par value	Outstanding at May 13, 2003 34,841,169

Transitional small business disclosure format: Yes ☐ No ☒

Page 1 of 38 Pages

Exhibit Index on Page 38

MICRO THERAPEUTICS, INC.
INDEX TO FORM 10-QSB

MICRO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2003
(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$15,727,000
Accounts receivable, net of allowance for doubtful accounts of $228,000	6,299,000
Inventories, net of allowance for obsolescence of $545,000	3,090,000
Prepaid expenses and other current assets	818,000

Total current assets	25,934,000
Property and equipment, net of accumulated depreciation of $3,975,000	2,492,000
Intangible assets, net of accumulated amortization of $1,700,000	11,155,000
Goodwill	12,999,000
Other assets	1,193,000

Total assets	$53,773,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,057,000
Accrued salaries and benefits	1,466,000
Accrued liabilities	4,306,000
Deferred revenue and other liabilities	733,000

Total current liabilities	8,562,000
Other liabilities	492,000

Total liabilities	9,054,000

Commitments and contingencies
Stockholders’ equity :
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $0.001 par value, 45,000,000 shares authorized; 34,841,169 shares issued and outstanding	35,000
Additional paid-in capital	140,147,000
Stockholder notes receivable	(385,000)
Accumulated deficit	(94,940,000)
Accumulated other comprehensive loss	(138,000)

Total stockholders’ equity	44,719,000

Total liabilities and stockholders’ equity	$53,773,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended March 31, 2002 and 2003
(Unaudited)

	2002	2003

Net sales	$2,685,000	$5,173,000
Cost of sales	1,154,000	1,915,000

Gross margin	1,531,000	3,258,000

Costs and expenses:
Research and development	1,423,000	2,123,000
Clinical and regulatory	826,000	2,488,000
Marketing and sales	2,254,000	3,492,000
General and administrative	784,000	1,762,000

Total costs and expenses	5,287,000	9,865,000

Loss from operations	(3,756,000)	(6,607,000)

Other income (expense):
Interest income	163,000	6,000
Interest expense	—	(90,000)
Gain on sale of investment	—	7,716,000
Foreign currency transaction loss	—	(66,000)
Other income	—	80,000

	163,000	7,646,000

Income (loss) before provision for income taxes	(3,593,000)	1,039,000
Provision for income taxes	2,000	2,000

Net income (loss)	(3,595,000)	1,037,000

Other comprehensive income (loss)
Foreign currency translation loss	—	$(138,000)

Total other comprehensive loss	—	$(138,000)

Comprehensive income (loss)	$(3,595,000)	899,000

Per share information
Net income (loss) available to common stockholders	$(3,595,000)	$1,037,000
Net income (loss) per share
Basic	$(0.18)	$0.04
Diluted	$(0.18)	$0.04
Weighted average shares outstanding
Basic	20,271,000	29,093,000
Diluted	20,271,000	29,212,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2003
(Unaudited)

	2002	2003

Cash flows from operating activities:
Net income (loss)	$(3,595,000)	$1,037,000
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of fixed assets	—	(2,000)
Depreciation and amortization	247,000	796,000
Gain on sale of investment	—	(7,716,000)
Compensation related to stock options	75,000	45,000
Provision for inventory obsolescence	—	60,000
Change in operating assets and liabilities:
Accounts receivable	(888,000)	(2,691,000)
Inventories	(342,000)	347,000
Prepaid expenses and other assets	69,000	130,000
Accounts payable	(229,000)	(2,380,000)
Accrued salaries and benefits	(133,000)	177,000
Accrued liabilities	(3,665,000)	(839,000)
Deferred revenue and other liabilities	(25,000)	139,000

Net cash used in operating activities	(8,486,000)	(10,897,000)

Cash flows from investing activities:
Proceeds from sale of investment	—	7,716,000
Acquisition of Dendron, GmbH	—	(168,000)
Additions to property and equipment	(81,000)	(462,000)
Proceeds from sale of fixed assets	—	5,000
Additions to patents and licenses	(131,000)	(141,000)

Net cash provided by (used in) investing activities	(212,000)	6,950,000

Cash flows from financing activities:
Proceeds from exercise of stock options	832,000	—
Proceeds from issuance of note payable	—	4,000,000
Proceeds from issuance of common stock in private placements, net of costs	(31,000)	14,094,000

Net cash provided by financing activities	801,000	18,094,000

Effect of exchange rates on cash	—	47,000

Net increase (decrease) in cash and cash equivalents	(7,897,000)	14,194,000
Cash and cash equivalents at beginning of year	36,974,000	1,533,000

Cash and cash equivalents at end of period	$29,077,000	$15,727,000

Non-cash financing activity
Offset of notes payable against investor participation in private placement of common stock	—	$7,000,000

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

2.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Micro Therapeutics, Inc. and its wholly-owned subsidiaries, Micro Therapeutics International, Inc., incorporated on June 30, 2000 for the purpose of carrying out certain of the Company’s international activities, and Dendron GmbH, acquired on October 4, 2002 (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reporting Periods

Effective January 1, 2003, the Company adopted a financial reporting calendar under which each fiscal quarter ends on the Sunday nearest to the end of the applicable calendar quarter, except that the fourth fiscal quarter ends on December 31. In years prior to 2003, fiscal quarters and traditional calendar quarters were identical. Accordingly, the first fiscal quarter in 2003 ended on March 30, 2003, whereas the first fiscal quarter in 2002 ended on March 31, 2002. For convenience, the fiscal first quarters in both 2002 and 2003 are referred to in this report on Form 10-QSB as having ended on March 31 of their respective years.

Unaudited Interim Financial Information

The consolidated financial statements included in this Form 10-QSB have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB, are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The consolidated financial statements in the Company’s 2002 Annual Report on Form 10-KSB include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-QSB. In the opinion of management, all material adjustments necessary to present fairly the consolidated financial statements for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

3.

Acquisition of Dendron GmbH

On October 4, 2002, the Company completed the purchase of all of the outstanding shares of equity stock of Dendron GmbH, a privately held, German-based developer and manufacturer of neurovascular focused products such as embolic coils for the treatment of brain aneurysms.

The acquisition was accomplished through the purchase of such equity securities for $25,000,000, pursuant to the terms of a stock purchase agreement dated September 3, 2002. Of the $25,000,000 initial payment, $20,000,000 was paid on October 4, 2002, and $5,000,000 was held back pursuant to the terms of the stock purchase agreement for a defined period to permit determination of certain purchase price adjustments in the amount due to the former Dendron stockholders. Such adjustments are estimated to amount to $3,905,000. The remaining portion of the $5,000,000 held back, or $1,095,000, is reported as a liability due to the former Dendron stockholders in the accompanying March 31, 2003 consolidated balance sheet and was paid to the former Dendron stockholders in April 2003.

Concurrent with the acquisition, the Company entered into a consulting agreement with Dendron’s then-majority stockholder under which such individual will receive compensation in the amount of €150,000 per year for five years. The Company has included the present value at the date of acquisition of the entire compensation cost under the terms of the consulting agreement, amounting to $642,000, in the acquisition cost of Dendron.

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

The cash payments and costs discussed in the preceding three paragraphs, when combined with other Dendron liabilities assumed by the Company, resulted in an aggregate acquisition cost of approximately $30 million, which was allocated to the acquired Dendron assets based on the Company’s estimate of fair market value as of October 4, 2002, as follows:

Current assets	$1,386,000
Property, equipment and other non-current assets	631,000
Intangible assets	10,100,000
In-process research and development costs	4,300,000
Goodwill	13,167,000

Total assets acquired	29,584,000

Current liabilities	(2,959,000)
Long-term debt	(701,000)

Total liabilities assumed	(3,660,000)

Net assets acquired	$25,924,000

Portions of the acquisition cost, including intangible assets, were identified by an independent appraiser. These intangible assets included $4.3 million for acquired in-process research and development (“IPR&D”) which was charged to expense concurrent with the acquisition. Other acquired intangible assets consisted of Dendron’s existing technology, valued at $10.1 million. Goodwill resulting from the Dendron acquisition amounted to approximately $13.0 million.

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

Under the terms of the stock purchase agreement, the Company may be required to make additional payments, aggregating up to $15,000,000, which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. Such additional payments, if made, would be recorded as additional goodwill.

4.

Equity Financing

On September 3, 2002, the Company entered into a securities purchase agreement under which the Company obtained a commitment from Micro Investment LLC (“Micro Investment”), the Company’s majority stockholder, to lead a $30 million private placement of the Company’s common stock, either as the sole or as a participating investor, in two stages, to replenish the Company’s cash reserves after making the initial payment with respect to the acquisition of Dendron GmbH (Note 3) and to support the anticipated short-term working capital needs of the combined operations of the Company and Dendron. Additional investors, including a member of the Company’s Board of Directors and an officer of the Company, subsequently agreed to purchase a portion of the shares that Micro Investment had committed to purchase.

The first stage of the private placement closed on September 30, 2002, at which time the Company issued 4,056,399 shares of its common stock to the investors at a purchase price of $2.083 per share, resulting in aggregate proceeds to the Company of approximately $8,449,000.

The second stage of the private placement closed on February 20, 2003 at which time the investors purchased an additional 10,345,905 shares of the Company’s common stock at a purchase price of $2.083 per share, resulting in proceeds to the Company of approximately $14.1 million, net of the offset of certain notes payable as described in Note 5.

Before the Company could close the second stage of the private placement, stockholder approval was required in order to increase the number of shares of common stock the Company is authorized to issue to 45 million shares of common stock, so that the Company could issue the additional 10,345,905 shares of its common stock to the investors.

Under the terms of the securities purchase agreement, the Company was required to prepare and file with the Securities and Exchange Commission, as soon as practicable after the closing of the second stage of the private placement, a registration statement for the purpose of registering under the Securities Act of 1933, all of the shares of the Company’s common stock that were sold in the first and second stages of the private placement. The registration rights provisions further provided that, for each complete 30-day period subsequent to March 31, 2003, in which the registration statement had not been declared effective by the Securities and Exchange Commission, the investors in the private placement may demand and the Company shall be obligated to pay liquidated damages in the amount of 2% of the aggregate purchase price paid for the shares of common stock in the first and second stages of the private placement. The Securities and Exchange Commission declared the registration statement effective on May 9, 2003. Accordingly, the maximum amount of liquidated damages potentially payable is for one 30-day period, or $600,000. The Company is currently discussing the terms of payment, if any, of the liquidated damages otherwise due to the investors in the private placement as described above.

5.

Notes Payable

In order to satisfy the Company’s anticipated short-term working capital requirements pending the closing of the second stage of the private placement under the terms of the September 2, 2002 securities purchase agreement (Note 4), on November 18, 2002, the Company obtained a short-term loan by issuing an unsecured $3 million promissory note to Micro Investment. The note was due and payable by the Company upon the earlier of (1) the demand of Micro Investment or (2) May 18, 2003. On January 8, 2003, the Company obtained a second short-term loan by issuing an unsecured $4 million promissory note to Micro Investment. The note was due and payable by the Company upon the earlier of (1) the demand of Micro Investment or (2) July 8, 2003. Both notes had stated interest rates of 10% per annum prior to maturity and 12% per annum thereafter. Upon closing of the second stage of the private placement on February 20, 2003, these loans, and related accrued interest payable, were offset in full against the investment amount due from Micro Investment pursuant to its participation in the second stage of the private placement, and the related promissory notes were cancelled.

6.

Distribution Agreements

Century Medical, Inc.

In December 2001, the Company commenced discussions with Century regarding modification or termination of their then-existing distribution agreement entered into in September 1998. On April 1, 2002, the Company and Century signed a Regulatory Transition and Short-Term Distribution Agreement, which superceded the September 1998 distribution agreement, provided for the transition, over a one-year period ending March 31, 2003, of regulatory responsibilities in Japan from Century to the Company with respect to the Company’s products, and provided for the termination of Century’s Japanese distributorship on March 31, 2003.

Under the terms of the April 1, 2002 agreement, the Company repurchased, from Century inventory on-hand at March 31, 2003, approximately $77,000 of the Company’s products purchased by Century from the Company. As a result of this repurchase, the Company adopted a revenue recognition policy with respect to shipments to Century subsequent to the execution of the April 1, 2002 agreement under which revenues related to shipments to Century subsequent to December 31, 2001 were recognized only upon Century’s sale of such inventory to its customers.

The Company was required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century was required to achieve by March 31, 2003. The Company accrued the entire termination fee as of December 31, 2001, and has paid Century $1.1 million as of March 31, 2003 based on Century’s achievement of milestones as of that date. The Company and Century are currently in discussion regarding the payment, if any, of the remaining $400,000.

The Company is in discussion with ev3 KK, a wholly owned subsidiary of ev3 International, Inc. regarding an agreement under which ev3 KK would become the Company’s exclusive distributor in Japan for all the Company’s products, ev3 International, Inc. is a related party to the Company, as described further below.

Abbott Laboratories

On June 28, 2000, the Company and Abbott Laboratories entered into a distribution agreement, which superceded a previously existing distribution agreement entered into in August 1998. Under the June 2000 agreement, as amended in May 2002, Abbott purchases the Company’s peripheral blood clot therapy products for distribution in the United States, and the Company has certain responsibilities for marketing and promotion. The agreement had an initial term through 2008, which could be extended by mutual agreement. Abbott had the ability to terminate the agreement upon 180 days written notice, and the Company had the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events had not occurred or if Abbott has not achieved certain performance criteria, as defined in the agreement, as of the previous June 30. As of June 30, 2002, certain of those events had not occurred, and, on July 28, 2002, the Company notified Abbott of the Company’s intent to terminate the distribution agreement effective December 31, 2002. Final terms regarding the termination are under negotiation between Abbott and the Company, among such terms being the possible payment by the Company to Abbott of a termination fee of $1.2 million set forth in the distribution agreement. Based, in part, on discussions with legal counsel, the Company believes it has arguments under which all or part of the termination fee will not be due to Abbott, and has accrued its best estimate as of March 31, 2003, which is included in the accompanying March 31, 2003 consolidated balance sheet.

ev3 Inc. and ev3 International, Inc.

On November 16, 2001, the Company signed a sales representative agreement with ev3 International, Inc. Under the terms of the agreement, ev3 International provides product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where the Company has no existing third-party distributor for its products, and distributor management services in certain countries outside the US and Canada where the Company has an existing third-party distributor for its products. ev3 International commenced its activities with respect to the Company’s products in the first quarter of 2002.

Effective as of December 31, 2002, the Company entered into a distribution support services agreement with ev3 Inc. whereby ev3 Inc. assumed responsibility for inventory management, customer service, and administrative tasks in connection with the sales and marketing of the Company’s peripheral vascular product line in the U.S. and Canada, which had been handled by Abbott through December 31, 2002. The agreement with ev3 Inc. calls for the Company to be charged a fee of 10% of gross end-customer sales of the applicable products in the U.S. and Canada.

Stockholders owning a majority of the common stock of ev3 Inc. are members of Micro Investment, the Company’s majority stockholder. ev3 International, Inc. is a wholly owned subsidiary of ev3 Inc. Additionally, the individual who became Chairman of the Company’s Board of Directors in January 2002 and the Company’s acting President and Chief Executive Officer from April 2002 through October 2002 is the President of ev3 International and is Executive Vice President and a director of ev3 Inc., and members of the Company’s Board of Directors also hold the following positions:  one individual is a director of ev3 International and Chairman of the Board of Directors of ev3 Inc.; two individuals are directors of ev3 Inc.; and an individual is President, Chief Executive Officer and a director of ev3 Inc. The three directors who are neither members of the Company’s management nor designees of Micro Investment constitute an independent committee of the Company’s Board of Directors. This independent committee has decision-making and approval authority for all transactions and other matters between the Company and ev3 Inc. or ev3 International.

7.

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

On June 12, 2002, Boston Scientific Corporation and Enteric entered into a merger agreement under which Boston Scientific acquired all the outstanding common and preferred stock of Enteric. Pursuant to the terms of the merger agreement, each Enteric stockholder received a pro rata share of a Closing Payment, net of amounts set aside in escrow to provide for future indemnity claims, if any. Accordingly, on that date, the Company received its pro rata share of the Closing Payment, amounting to nearly $7.4 million, representing a gross Closing Payment of $8.4 million, less escrowed funds of 10%, or $840,000, and other reserves amounting to $200,000.

In addition, the merger agreement gives each Enteric stockholder the right to receive a pro rata share of a First Contingent Payment and a Second Contingent Payment, should Enteric achieve defined milestones on or before the fifth anniversary of the merger agreement. In January 2003, Enteric achieved the first of such milestones, and in February 2003, the Company received its pro rata share of the First Contingent Payment, amounting to $7.7 million which the Company has recorded as other income during the first quarter of 2003, net of escrowed amounts of $900,000. In April 2003, Enteric achieved the second milestone, and in May 2003 the Company received its pro rata share of the Second Contingent Payment, amounting to $6.9 million, net of escrowed funds of 20% of the gross Second Contingent Payment.

8.

Per Share Information

Basic net income per share for the three months ended March 31, 2003 is calculated by dividing the net income for the period by the weighted average number of common shares issued and outstanding during the period. Diluted net income per share for such period is calculated by dividing the net income by the weighted average number of common shares issued and outstanding during the period plus potential common shares of 119,000, represented by options. Options to purchase approximately 2,934,000 common shares at prices ranging from $2.42 to $11.00 which were outstanding at March 31, 2003, have been excluded from the diluted per share calculation due to their anti-dilutive effect.

Net loss per share for the three months ended March 31, 2002, is calculated by dividing the net loss for the applicable period by the weighted average number of common shares issued and outstanding during the period. Potential common shares, represented by options to purchase common shares have been excluded from the diluted per share calculation due to their anti-dilutive effect.

9.

Segment Information

Information with respect to net sales for the three months ended March 31, 2002 and 2003 is as follows:

	For The Three Months Ended March 31,

	2002	2003

Product Categories
Peripheral blood clot therapy	$678,000	$651,000
Embolic products	479,000	1,915,000
Neuro access products	1,480,000	2,598,000
Other	48,000	9,000

Total net sales	$2,685,000	$5,173,000

Sales By Geography
United States	$1,547,000	$1,854,000
International	1,138,000	3,319,000

Total net sales	$2,685,000	$5,173,000

Sales to Abbott constituted 24% of total net sales for the three months ended March 31, 2002. No other customer accounted for 10% or more of total net sales for the three months ended March 31, 2002 or 2003.

10.

Stock-Based Compensation

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

Had compensation cost been determined on the fair value at the grant dates for awards under those plans consistent with the method promulgated by SFAS No. 123, the Company’s net income (loss) and related per share amounts would have been as follows:

	For The Three Months Ended March 31,

	2002	2003

Net income (loss)
As reported	$(3,595,000)	$1,037,000
Deduct: Total stock-based employee compensation expense	$(143,000)	$(215,000)

Pro forma	$(3,738,000)	$822,000
Net income (loss) per share
Basic
As reported	$(0.18)	$0.04
Pro forma	$(0.18)	$0.03
Diluted
As repored	$(0.18)	$0.04
Pro forma	$(0.18)	$0.03

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

OVERVIEW

Since its inception in June 1993, the Company has been primarily engaged in the design, development and marketing of minimally invasive devices for treatment of vascular disease. The Company has experienced significant operating losses since inception. Operating losses are expected to continue at least into fiscal year 2004 as the Company expends substantial resources to fund research and development, clinical trials, regulatory approvals, and marketing and sales activities.

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

The current agreement with Abbott had an initial term through 2008, which could be extended by mutual agreement. Abbott could terminate the agreement upon 180 days’ written notice, and the Company had the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events had not occurred or if Abbott had not achieved certain performance criteria, as defined in the agreement, as of the previous June 30. As of June 30, 2002, certain of those events had not occurred, and, on July 28, 2002, the Company notified Abbott of the Company’s intent to terminate the distribution agreement effective December 31, 2002. Final terms regarding the termination are being negotiated between Abbott and the Company, among such terms being the possible payment by the Company to Abbott of a termination fee of $1.2 million set forth in the distribution agreement. Based, in part, on discussions with legal counsel, the Company believes it has arguments under which all or part of the termination fee will not be due to Abbott, and has accrued its best estimate as of March 31, 2003, which is included in the accompanying March 31, 2003 consolidated balance sheet.

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

Under the terms of the termination agreement, the Company repurchased, from Guidant inventory on-hand at December 31, 2001 and at Guidant’s original purchase price, the Company’s products purchased by Guidant from the Company from September 14, 2001 through December 31, 2001, amounting to approximately $150,000, and additional Guidant inventory of the Company’s products on-hand at December 31, 2001 at Guidant’s original purchase price, amounting to approximately $30,000. As a result of this repurchase, the Company adopted a revenue recognition policy with respect to shipments to Guidant under which revenues related to shipments to Guidant for the period from September 14, 2001 through December 31, 2001 were recognized only upon Guidant’s sale of such inventory to its customers.

ev3 International, Inc.

On November 16, 2001, the Company signed a sales representative agreement with ev3 International, a wholly owned subsidiary of ev3 Inc. Under the terms of the agreement, ev3 International provides product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where the Company has no existing third-party distributor for its products, and distributor management services in certain countries outside the U.S. and Canada where the Company has an existing third-party distributor for its products. The countries formerly included in the territory covered by the Company’s distribution agreement with Guidant are included in the Company’s agreement with ev3 International, and were the initial countries to be served by ev3 International under the sales representative agreement.

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

Effective as of December 31, 2002, the Company entered into a distribution support services agreement with ev3 Inc. whereby ev3 Inc. assumed responsibility for inventory management, customer service, and administrative tasks in connection with the sales and marketing of the Company’s peripheral vascular product line in the U.S. and Canada, which had been handled by Abbott through December 31, 2002. The agreement with ev3 Inc. calls for the Company to be charged a fee of 10% of gross end-customer sales of the applicable products in the U.S. and Canada.

Stockholders owning a majority of the common stock of ev3 Inc. are members of Micro Investment, LLC, the Company’s largest stockholder. Additionally, James Corbett, who became Chairman of the

Company’s Board of Directors in January 2002, and acting President and Chief Executive Officer of the Company in April 2002, which positions he held until September 2, 2002 and October 31, 2002, respectively, is the President of ev3 International, Inc. and is Executive Vice President and a director of ev3 Inc., Dale Spencer, a director of the Company, is a director of ev3 International and Chairman of the Board of Directors of ev3 Inc.; Elizabeth Weatherman and Richard Emmitt, directors of the Company, are directors of ev3 Inc.; and Paul Buckman, a director of the Company, is President, Chief Executive Officer and a director of ev3 Inc.

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

In December 2001, the Company commenced discussions with Century regarding modification or termination of the September 1998 distribution agreement. On April 1, 2002, the Company and Century signed a Regulatory Transition and Short-Term Distribution Agreement, which superceded the September 1998 distribution agreement, provided for the transition, over a one-year period ending March 31, 2003, of regulatory responsibilities in Japan from Century to the Company with respect to the Company’s products, and provided for the termination of Century’s Japanese distributorship on March 31, 2003.

Following March 31, 2003, the Company repurchased, from Century inventory on-hand at  March 31, 2003, approximately $77,000 of the Company’s products purchased by Century from the Company. As a result of this repurchase, the Company adopted a revenue recognition policy with respect to shipments to Century, under which revenues related to shipments to Century subsequent to December 31, 2001 were recognized only upon Century’s sale of such inventory to its customers.

The Company was required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century was required to achieve by March 31, 2003. The Company accrued the entire termination fee as of December 31, 2001, and has paid Century $1.1 million as of March 31, 2003 based on Century’s achievement of milestones as of that date. The Company and Century are currently in discussion regarding the payment, if any, of the remaining $400,000.

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

The second stage of the private placement closed on February 20, 2003, in which the Company issued 10,345,905 shares of the Company’s common stock at a purchase price of $2.083 per share, resulting in aggregate proceeds to the Company of approximately $21,551,000.

Dendron GmbH

On October 4, 2002, the Company completed the purchase of all of the outstanding shares of equity stock of Dendron GmbH, a privately held, German-based developer and manufacturer of neurovascular focused products such as embolic coils for the treatment of brain aneurysms.

The acquisition was accomplished through the purchase of such equity securities for $25,000,000, pursuant to the terms of a stock purchase agreement dated September 3, 2002. Of the $25,000,000 initial payment, $20,0000,000 was paid on October 4, 2002, and $5,000,000 was held back pursuant to the terms of a stock purchase agreement for a defined period to permit certain purchase price adjustments to be determined, such as deductions to take in account Dendron’s accumulated debt. Under the terms of the stock purchase agreement, the Company may be required to make additional payments, aggregating up to $15,000,000, which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. The first such additional payment is contingent upon Dendron products achieving revenues of $4 million during 2003. Through March 31, 2003, revenues from such products aggregated $1.1 million.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2002 and 2003

Following is information with respect to net sales for the three months ended March 31, 2002 and 2003:

	For The Three Months Ended March 31,

	2002	2003

Product Categories
Peripheral blood clot therapy	$678,000	$651,000
Embolic products	479,000	1,915,000
Neuro access products	1,480,000	2,598,000
Other	48,000	9,000

Total net sales	$2,685,000	$5,173,000

Sales By Geography
United States	$1,547,000	$1,854,000
International	1,138,000	3,319,000

Total net sales	$2,685,000	$5,173,000

The decrease in peripheral blood clot therapy sales from the three months ended March 31, 2002 to 2003 resulted primarily from lower unit sales to end users, contributing to a decrease of $157,000, partially offset by the effect, amounting to $130,000 of the Company being able to realize revenues based on end-user prices in 2003, subsequent to the Company’s termination of its distribution agreement with Abbott effective December 31, 2002.

The increase from the three months ended March 31, 2002 to 2003 in embolic product sales is attributable to the increased unit sales of the Company’s Onyx liquid embolic material in Europe and of the Sapphire family of embolic coils world wide, which includes initial orders received from distributors in Asia and Latin America.

The increase in sales of neuro access products for the three months ended March 31, 2003, relative to 2002 is primarily attributable to volume increases in sales of neuro balloons and neuro guidewires.

Cost of sales for the three months ended March 31, 2003 was $1,915,000, as compared to $1,154,000 for 2002. This increase resulted from volume increases in sales of product as discussed above. As a percentage of sales, cost of sales decreased for three months ended March 31, 2003 to 37%, as compared to 43% for 2002, due primarily to efficiencies resulting from increased throughput on the manufacturing floor in 2003 relative to 2002, and the implementation of new manufacturing and information systems in the fourth quarter of 2002.

Research and development expenses, excluding clinical and regulatory expenses discussed below, were $2,123,000 for the three months ended March 31, 2003, as compared to $1,423,000 in 2002. This increase is primarily attributable to the commencement of amortization of certain intangible assets in connection with the Company’s acquisition of Dendron, amounting to $505,000, which amortization is expected to continue through the third quarter of 2007.

Clinical and regulatory expenses were $2,488,000 for the three months ended March 31, 2003, as compared to $826,000 for 2002. This increase resulted primarily from the Company’s increased levels of activities related to the Company’s pivotal clinical trial activity in the U.S. in connection with Onyx.

Marketing and sales expenses were $3,492,000 during the first three months of 2003, as compared with $2,254,000 in the comparable period of 2002. This increase was due primarily to the effects of the sales representative agreement with ev3 International, under which fees vary, in part, in direct relationship to sales volume.

General and administrative expenses increased from $784,000 for the three months ended March 31, 2002 to $1,762,000 in the corresponding period of 2003. Of this increase, $191,000 was due to expenses incurred by Dendron subsequent to its acquisition by the Company, and $497,000 was attributable to increased legal expenses incurred in connection with increased activities for the maintenance and protection of the Company’s expanded intellectual property portfolio.

The gain on sales of investment in 2003 arose from the execution of a merger agreement, effective June 12, 2002, between Enteric Medical Technologies, Inc., in which the Company held an approximate 20% voting equity interest, and Boston Scientific Corporation under which Boston Scientific acquired all the outstanding common and preferred stock of Enteric. In addition to a Closing Payment, which the Company received in 2002, the merger agreement gave each Enteric stockholder the right to receive a pro rata share of a First Contingent Payment and a Second Contingent Payment, should Enteric achieve defined milestones on or before the fifth anniversary of the merger agreement. In January 2003, Enteric achieved the first of such milestones, and in February 2003, the Company received its pro rata share of the First Contingent Payment, amounting to $7,716,000 which the Company has recorded as other income during the first quarter of 2003, net of escrowed amounts of $857,000.

Other income (expense), consisting of interest income, interest expense and foreign currency transaction gains (losses) was not material in either the three months ended March 31, 2002 or 2003 either in the aggregate or with respect to the components identified above.

As a result of the items discussed above, the Company realized net income of $1 million for the three months ended March 31, 2003, as compared to a net loss of $3,595,000 in the corresponding period of 2002.

Liquidity and Capital Resources

Since inception, the Company’s costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of approximately $95 million at March 31, 2003. To initially fund its operations, the Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million.

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

Concurrent with the execution of the distribution agreement with Century in September 1998, the Company and Century entered into convertible subordinated note and credit agreements, under which Century provided the Company with (a) $3 million, in exchange for a convertible subordinated note, and (b) a $2 million credit facility. The availability of the credit facility commenced in April 1999, upon the Company obtaining its first CE Mark in Europe for an Onyx-related application. In September 1999, the Company borrowed the entire $2 million available under the credit facility in the form of a convertible note.

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

On May 25, 2001, the Company entered into a securities purchase agreement with Micro Investment under which Micro Investment invested $56 million in exchange for newly issued shares of the Company’s common stock. The transaction consisted of a two-stage private placement. The first stage involved the sale of 1,986,615 shares of the Company’s common stock at a price of $3.75 per share, of which 1,828,679 shares were sold to Micro Investment on May 31, 2001, and 157,936 shares were sold to Micro Investment on June 19, 2001 (upon waiver of certain of the Company’s stockholders of their existing preemptive rights), resulting in proceeds to the Company of approximately $7.5 million before transaction costs. The second stage, which closed on July 26, 2001, involved the sale to Micro Investment of 8,119,533 shares of the Company’s common stock at a price of $6.00 per share, resulting in additional proceeds to the Company of approximately $48.7 million, before transaction costs. Upon the closing of the second stage, Micro Investment owned 50.24% of the outstanding shares of the Company’s common stock, resulting in a change in control of the Company. Stockholder approval of the second stage was required under the Marketplace Rules of the Nasdaq Stock Market. The Company received the necessary vote of stockholders approving the second stage at a special meeting held July 26, 2001.

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

In December 2001, the Company commenced discussions with Century regarding modification or termination of the September 1998 distribution agreement. On April 1, 2002, the Company and Century signed a Regulatory Transition and Short-Term Distribution Agreement, which superseded the September 1998 distribution agreement, provided for the transition, over a one-year period ending March 31, 2003, of regulatory responsibilities in Japan from Century to the Company with respect to the Company’s products, and provided for the termination of Century’s Japanese distributorship on March 31, 2003. Following March 31, 2003, the Company repurchased, from Century inventory on-hand at March 31, 2003, the Company’s products purchased by Century from the Company. The Company is required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century must have achieved by March 31, 2003. The Company has paid Century $1.1 million of such termination fee through March 31, 2003 based on Century’s achievement of milestones as of that date. The Company and Century are currently in discussion regarding the payment, if any, of the remaining $400,000.

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

In addition, the merger agreement gave each Enteric stockholder the right to receive a pro rata share of a First Contingent Payment and a Second Contingent Payment, should Enteric achieve defined milestones on or before the fifth anniversary of the merger agreement. In January 2003, Enteric achieved the first of such milestones, and in February 2003, the Company received its pro rata share of the First Contingent Payment, amounting to $7,716,000 which the Company recorded as other income at the date of receipt, net of escrowed amounts of $857,000. In April 2003, Enteric achieved the second of such milestones, and in May 2003 the Company received its pro rata share of the Second Contingent Payment, amounting to $6.9 million, net of escrowed funds of 20% of the gross Second Contingent Payment.

Under the Company’s June 2000 agreement with Abbott, as amended in May 2002, the Company had the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events had not occurred or if Abbott had not achieved certain performance criteria, as defined in the agreement, as of the previous June 30. As of June 30, 2002, certain of those events had not occurred, and, on July 28, 2002, the Company notified Abbott of the Company’s intent to terminate the distribution agreement effective December 31, 2002. Final terms regarding the termination are being negotiated between Abbott and the Company, among such terms being the possible payment by the Company to Abbott of a termination fee of $1.2 million set forth in the distribution agreement. Based, in part, on discussions with legal counsel, the Company believes it has arguments under which all or part of the termination fee will not be due to Abbott, and has accrued its best estimate as of March 31, 2003, which is included in the accompanying March 31, 2003 consolidated balance sheet.

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

The second stage of the private placement closed on February 20, 2003, in which the Company issued 10,345,905 shares of its common stock to the investors at a purchase price of $2.083 per share, resulting in proceeds to the Company of approximately $14.1 million, net of the offset of certain notes payable as described below.

On October 4, 2002, the Company completed the purchase of all of the outstanding shares of equity stock of Dendron GmbH, a privately held, German-based developer and manufacturer of neurovascular focused products such as embolic coils for the treatment of brain aneurysms.

The acquisition was accomplished through the purchase of such equity securities for $25,000,000, pursuant to the terms of a stock purchase agreement dated September 3, 2002. Of the $25,000,000 initial payment, $20,0000,000 was paid on October 4, 2002, and $5,000,000 was held back pursuant to the terms of the stock purchase agreement for a defined period to permit certain purchase price adjustments to be determined, such as deductions to take in account Dendron’s accumulated debt. Under the terms of the stock purchase agreement, the Company may be required to make additional payments, aggregating up to $15,000,000, which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. The first such additional payment is contingent upon Dendron products achieving revenues of $4 million during 2003. Through March 31, 2003, revenues from such products aggregated $1.1 million.

In order to satisfy the Company’s anticipated short-term working capital requirements pending the closing of the second stage of the private placement under the terms of the September 2, 2002 securities purchase agreement, on November 18, 2002, the Company obtained a short-term loan by issuing an unsecured $3 million promissory note to Micro Investment. The note was due and payable by the Company upon the earlier of (1) the demand of Micro Investment or (2) May 18, 2003. On January 8, 2003, the Company obtained a second short-term loan by issuing an unsecured $4 million promissory note to Micro Investment. The note was due and payable by the Company upon the earlier of (1) the demand of Micro Investment or (2) July 8, 2003. Both notes had stated interest rates of 10% per annum prior to maturity and 12% per annum thereafter. Upon closing of the second stage of the private placement on February 20, 2003, the loans, and related accrued interest payable, were offset in full against the investment amount due from

Micro Investment pursuant to its participation in the second stage of the private placement, and the related promissory notes were cancelled.

As of March 31, 2003, the Company had cash and cash equivalents of $15.7 million. Cash used in the Company’s operations during the three months ended March 31, 2003 was $10.9 million, reflecting primarily the loss from operations before considering the gain resulting from the Enteric transaction discussed above, and increases in accounts receivable and a decrease in accounts payable. The decrease in accounts payable is attributable to the payment in the first fiscal quarter of 2003 of a build-up of accounts payable at December 31, 2002 related primarily to costs incurred in connection with the Dendron acquisition and in response to cash management measures implemented by the Company in the fourth quarter of 2002, pending the completion of the second stage of the two-stage private placement of the Company’s common stock, which was completed in February 2003, as described above. Cash provided by investing activities during the three months ended March 31, 2003 was $7.0 million, which primarily resulted from the proceeds received from the First Contingent Payment, received in February 2003, in connection with the sale of the Enteric common stock in 2002, as described above. Cash was also used in the acquisition of property and equipment and additions to intellectual property. While continued investments will be made in these areas, the Company has no other significant capital commitments as of March 31, 2003. Cash provided by financing activities during the three months ended March 31, 2003 was $18.1 million, primarily consisting of the proceeds from the second stage of the private placement of the Company’s common stock pursuant to the September 2002 stock purchase agreement discussed above.

The Company believes that current resources will be sufficient to fund its operations and satisfy its obligations into the second quarter of 2004, at which time there can be no assurance that the Company will have achieved cash flow positive operations. The Company’s future liquidity and capital requirements will be influenced by numerous factors, including results under the sales representative agreement with ev3 International, and similar future agreements, should any be entered into, and the transition from the Company’s current arrangements. Additional factors which could influence the Company’s future liquidity and capital requirements include progress of the Company’s clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, the resources the Company devotes to developing, manufacturing and marketing its products and the demands created by its operational and development programs.

Certain Factors that May Affect Our Business and Future Results

Some of the information included herein contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of, estimates made by and information currently available to, our management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including, without limitation, statements to the effect that Micro Therapeutics or our management “may,” “will,” “expects,” “anticipates,” “estimates,” “continues,” “plans,” “believes,” or “projects,” or statements concerning “potential” or “opportunity,” any variations thereof, comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. Our actual results may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impaired by risks including, but not limited to the following:

•

our ability to achieve benefits from our acquisition of Dendron GmbH;

•

our ability to successfully bring our products to market;

•

market acceptance of our product;

•

our ability to compete;

•

our dependence on third party suppliers and manufacturers;

•

our limited marketing and distribution experience;

•

the market opportunity for our products;

•

our ability to obtain and maintain required regulatory approvals;

•

our ability to protect and defend our patents and proprietary technology; and

•

the ability of our customers to obtain third-party reimbursement for procedures involving our products.

Because of these and other factors that may affect our operating results, past performance should not be considered as an indicator of future performance and investors should not use historical results to anticipate results or trends in the future. We assume no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.

We may not be able to achieve the benefits we anticipate from the acquisition of Dendron.  On October 4, 2002, we consummated the purchase of the capital stock of German-based Dendron GmbH. Our ability to achieve benefits from our acquisition of Dendron will depend in part on our ability to integrate the technology, products, operations and personnel of Dendron into our business in a timely and efficient manner, continue Dendron’s product development, achieve market acceptance of Dendron’s product line, increase Dendron’s manufacturing capacity in the event that demand for Dendron’s products warrant such an increase and defend Dendron against challenges to its intellectual property by competitors. These activities are complex, time consuming and expensive, and may disrupt the businesses of both operations, and may not be successfully completed.

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

We have a limited operating history, during which time we have not been profitable.  We were incorporated in 1993. From our inception through March 31, 2003, we incurred cumulative losses of approximately $95 million. We expect additional losses as we expand our research and development, clinical, regulatory, manufacturing and marketing efforts. We may not achieve significant sales of our products or become profitable. We could encounter substantial delays and unexpected expenses related to the introduction of our current and future products, or our research and development, clinical, regulatory, manufacturing and marketing efforts. Such delays or expenses could reduce revenues, increase operating losses and have a negative effect on our business.

We depend on patents and proprietary technology to protect our intellectual property and our business. Our success will depend in part on our ability to:

•

obtain and maintain patent prosecution for our products;

•

preserve our trade secrets; and

•

operate without infringing on the proprietary rights of others.

The patent position of a medical device company may involve complex legal and factual issues. As of March 25, 2003, we held 65 issued U.S. patents and 15 issued foreign patents, and have 38 U.S. and 59 foreign patent applications pending. Our issued U.S. patents cover technology underlying our neuro vascular products, such as Onyx and micro catheters, and our peripheral vascular products, such as the thrombolytic brush. The expiration dates of these patents range from 2009 to 2021. The pending claims cover additional aspects of our neuro vascular and peripheral vascular product lines. One of the U.S. patents we use is currently licensed by us from a physician. In addition, there are eight foreign patent applications, not included in the above totals, the technology for which has been licensed to Dendron by the named physicians on the patent applications. There is no guarantee that issued patents will provide us significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. It is possible that patents belonging to competitors will require us to alter our technology and products, pay licensing fees or cease to market or develop our current or future technology and products. We also rely on trade secrets to protect our proprietary technology, and it is possible others will independently develop or otherwise acquire equivalent technology or that we will be unable to maintain our technology as trade secrets. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. If we fail to protect our intellectual property rights, there could be a negative impact on our business.

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

 We have recently terminated several of our distribution agreements and are entering new arrangements.  Effective December 31, 2002, we terminated our agreement with Abbott for the distribution of our peripheral blood clot therapy products in the United States. Effective as of December 31, 2002, we entered into an interim arrangement whereby ev3 Inc. assumed responsibility for inventory management, customer service, and administrative tasks in connection with the sales and marketing of our peripheral vascular product line in the U.S. and Canada, which had been handled by Abbott through December 31, 2002. The agreement calls for ev3 Inc. to charge a fee of 10% of gross end-customer sales of the applicable products in the U.S. and Canada. Stockholders owning a majority of the common stock of ev3 are members of Micro Investment, our largest stockholder. Additionally, James Corbett, who became Chairman of our Board of Directors in January 2002, and our acting President and Chief Executive Officer in April 2002, positions he held until September 3, 2002 and October 31, 2002, respectively, is the President of ev3 International, a subsidiary of ev3 Inc., and is Executive Vice President and a director of ev3 Inc.; Dale Spencer, a member of our Board of Directors, is a director of ev3 International and Chairman of the Board of Directors of ev3 Inc.; Elizabeth Weatherman and Richard Emmitt, members of our Board of Directors, are directors of ev3 Inc.; and Paul Buckman, a member of our Board of Directors, is President, Chief Executive Officer and a director of ev3 Inc.

On April 1, 2002, we signed a Regulatory Transition and Short-Term Distribution Agreement with Century Medical, which superceded the September 1998 distribution agreement, provided for the transition, over a one-year period ended March 31, 2003, of regulatory responsibilities in Japan from Century to us with respect to our products, and provided for the termination of Century’s Japanese distributorship on March 31, 2003. We are currently in discussion with ev3 KK, a wholly owned subsidiary of ev3 International, regarding an agreement under which ev3 KK would become the exclusive distributor for all our products in Japan. There is no assurance, however, that ev3 KK will be successful in marketing our products.

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

Our sales force in the United States consists of ten individuals. There is competition for sales personnel experienced in interventional medical device sales, and there can be no assurance we will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. We believe we will need to continue to expand our third-party relationships or develop our own sales force. Our ability to market our products in certain areas may depend on strategic alliances with marketing partners. There is no guarantee we will be able to enter into agreements other than those with ev3 International on acceptable terms or at all. Also, there can be no assurance that such agreements will be successful in developing our marketing capabilities or that we will be able to successfully develop a direct sales force.

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

In February 2003, we submitted a 510(k) pre-market notification with the FDA, with respect to Sapphire Detachable Coils, which currently is under FDA review. We believe the family of Sapphire Detachable Coils to be pre-amendments Class III devices, although there is no assurance that they will be so classified by the FDA.

Based on the information regarding the material composition of Onyx, we believe Onyx shall be regulated as a device. However, the FDA could at a later date determine that Onyx should be regulated as a drug. Such a change could significantly delay the commercial availability of Onyx and have a material adverse effect on our business. Before we can commercially market Onyx in the U.S. as a device, we will be required to submit one or more pre-market approval applications to the FDA. This generally involves a substantially longer and less certain review process than that of a 510(k) pre-market notification. Such pre-market approval applications require human clinical testing prior to any action by the FDA. In March 2001, we received FDA approval to begin a pivotal clinical trial in the United States for the use of Onyx in treating brain aneurysms. In July 2002, we received FDA approval to modify the protocol for the aneurysm trial and treat an additional 100 patients in the trial using the new protocol. As of April 29, 2003, 19 patients had been treated in the aneurysm trial under the new protocol. In April 2001, we received FDA approval to begin a pivotal trial of Onyx for the treatment of 106 arteriovenous malformations, or AVMs, in the U.S. In March 2003, we submitted an application for premarket approval from the FDA. There is no assurance that such approval will be obtained.

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

Our revenues could be diminished if we are not able to expand our international sales.  While revenues from any country outside the United States did not account for 10% or more of our revenues in the three months ended March 31, 2003, 64% of our revenues were derived from international sales. We believe our future performance will be dependent in part upon our ability to increase international sales. Although the perceived demand for certain products may be lower outside the United States, we intend to continue to expand our international operations and to enter additional international markets, which will require significant management attention and financial resources. There is no guarantee, however, that we will be able to successfully expand our international sales.

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

Item 3.

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

OTHER INFORMATION

Item 1.

Legal Proceedings

A description of litigation to which Dendron, prior to its acquisition by the Company, became a party is as follows:

Regents of the University of California. On September 1, 2000, Dendron was named as the defendant in three patent infringement lawsuits brought by the Regents of the University of California, the plaintiff, in the District Court of Nordrhein-Westfalia (Landgericht) in Düsseldorf, Germany. The complaint requested a judgment that Dendron’s EDC I coil device infringes three European patents held by the plaintiff and asks for relief in the form of an injunction that would prevent Dendron from selling the devices within Germany and from Germany to customers abroad, as well as an award of damages caused by Dendron’s alleged infringement, and other costs, disbursements and attorneys’ fees. In August 2001, the Court issued a written decision that EDC I coil devices do infringe the plaintiff’s patents, enjoined Dendron from selling the devices within Germany and from Germany to customers abroad, and requested that Dendron disclose the individual product’s costs as the basis for awarding damages. In September 2001, Dendron appealed the decision.

On July 4, 2001, the plaintiff filed another suit against Dendron alleging that the EDC I coil device infringes another European patent held by the plaintiff. The complaint was filed in the District Court of Düsseldorf, Germany seeking additional monetary and injunction relief. In April 2002, the Court found that EDC I coil devices do infringe the plaintiff’s patent. The case is under appeal. Dendron no longer markets or sells the EDC I coil device. There can be no assurance, however, that the plaintiff will not be able to successfully assert similar claims against currently marketed products.

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

Item 2.

Changes in Securities and Use of Proceeds

On September 2, 2002, the Company entered into a securities purchase agreement with Micro Investment, LLC, a Delaware limited liability company managed by Warburg, Pincus Equity Partners, L.P, pursuant to which Micro Investment agreed to lead a two-stage private placement of shares of the Company’s common stock. Additional investors subsequently agreed to purchase a portion of the shares that Micro Investment had committed to purchase. The first stage involved the sale of 4,056,399 shares at a price of $2.083 per share on September 30, 2002. The second stage, which closed on February 20, 2003, involved the sale of 10,345,905 shares at a price of $2.083 per share. The securities purchase agreement required the Company to register the aggregate of 14,402,304 shares under the Securities Act as soon as practicable subsequent to the closing of the second stage of the private placement, which registration was declared effective by the Securities and Exchange Commission on May 9, 2003.

Exemption from the registration requirements of the Securities Act for the initial sales of the securities described above was claimed under Section 4(2) of the Securities Act, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide. No underwriting or broker’s commissions were paid in connection with the foregoing transactions.

Item 4.

Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on February 20, 2003, at which four proposals were presented and voted on.

Proposal One:

The Company’s Amended and Restated Certificate of Incorporation was further amended to increase the number of authorized shares of common stock from 35,000,000 shares to 45,000,000 shares and the total number of authorized shares of the Company’s capital stock from 40,000,000 shares to 50,000,000 shares. The voting results were: For, 17,525,247; Against or Abstain, 2,014.

Proposal Two:	The sale and issuance of up to 10,345,905 shares of the Company’s common stock was approved. The voting results were: For, 13,553,757; Against or Abstain, 1,049.

Proposal Three:

The Company’s Employee Stock Purchase Plan was amended to increase the number of shares thereunder by 200,000 shares, bringing the total thereunder to 400,000 shares. The voting results were: For, 17,523,027; Against or Abstain, 4,234.

Proposal Four:

The Company’s 1996 Stock Incentive Plan was amended to increase the number of shares of common stock issuable thereunder by 1,000,000 shares, bringing the total number of shares issuable thereunder to 5,750,000 shares. The voting results were: For, 17,167,265; Against or Abstain, 359,996.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

See Index To Exhibits on Page 38 of this Quarterly Report on Form 10-QSB.

(b)

Reports on Form 8-K

On January 14, 2003, the Company filed a Form 8-K with respect to the Company’s obtaining a short-term loan by issuing an Unsecured Promissory Note in the principal amount of $4 million to Micro Investment, LLC.

On February 4, 2003, the Company filed a Form 8-K/A (Amendment No. 2) with respect to the Company’s purchase of all the outstanding shares of equity stock of Dendron GmbH which included the financial statements required to be filed with respect to such transaction.

On February 7, 2003, the Company filed a Form 8-K with respect to the Company’s receipt of a $7.7 million milestone payment as part of the previously reported acquisition by Boston Scientific Corporation of Enteric Medical Technologies, Inc.

On February 21, 2003, the Company filed a Form 8-K with respect to the Company’s completion of the second stage of a private placement of common stock.

No other reports on Form 8-K were filed, or required to be filed, by the Company during the quarterly period ended March 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO THERAPEUTICS, INC.

Date: May 14, 2003	By:	/s/ HAROLD A. HURWITZ

Harold A. Hurwitz Chief Financial Officer

Certifications

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

Date: May 14, 2003	By:	/s/ THOMAS C. WILDER III

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

Date: May 14, 2003	By:	/s/ HAROLD A. HURWITZ

Harold A. Hurwitz Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.34.2

Second Amendment to Securities Purchase Agreement dated February 20, 2003 by and between Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1.2 of Micro Therapeutics’ Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2003).

10.38

Unsecured Promissory Note, dated January 8, 2003, in the principal amount of $4,000,000 and payable to Micro Investment, LLC. (Incorporated by reference to Exhibit 10.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2003).

10.39	Distribution Support Services Agreement, effective December 31, 2002 between Micro Therapeutics, Inc. and ev3 Inc.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.