Form 10QSB
period 2003-06-29
MICRO THERAPEUTICS INC
filed 2003-08-13
CIK 311407

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 29, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                            TO                           .

Commission file number 0-6523

MICRO THERAPEUTICS, INC .
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

Yes ☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at August 6, 2003

Common Stock, $.001 par value	34,896,993

Transitional small business disclosure format:

Yes ☐	No ☒

Page 1 of 32 Pages

Exhibit Index on Page 32

MICRO THERAPEUTICS, INC.
INDEX TO FORM 10-QSB

MICRO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2003
(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$11,982,000
Accounts receivable, net of allowance for doubtful accounts of $517,000	7,230,000
Inventories, net of allowance for obsolescence of $471,000	4,091,000
Prepaid expenses and other current assets	1,595,000

Total current assets	24,898,000
Property and equipment, net of accumulated depreciation of $4,276,000	2,622,000
Intangible assets, net of accumulated amortization of $2,262,000	10,816,000
Goodwill	13,283,000
Other assets	1,254,000

Total assets	$52,873,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,144,000
Accrued salaries and benefits	1,770,000
Accrued liabilities	4,636,000
Deferred revenue and other liabilities	926,000

Total current liabilities	9,476,000
Other liabilities	492,000

Total liabilities	9,968,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $0.001 par value, 45,000,000 shares authorized; 34,844,169 shares issued and outstanding	35,000
Additional paid-in capital	140,180,000
Stockholder notes receivable	(385,000)
Accumulated deficit	(96,784,000)
Accumulated other comprehensive loss	(141,000)

Total stockholders’ equity	42,905,000

Total liabilities and stockholders’ equity	$52,873,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Six Months Ended June 30, 2002 and 2003
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,

	2002	2003	2002	2003

Net sales	$3,287,000	$5,562,000	$5,972,000	$10,735,000
Cost of sales	1,340,000	2,070,000	2,494,000	3,985,000

Gross margin	1,947,000	3,492,000	3,478,000	6,750,000

Costs and expenses:
Research and development	1,696,000	2,989,000	3,119,000	5,112,000
Clinical and regulatory	1,751,000	2,346,000	2,576,000	4,834,000
Marketing and sales	3,255,000	3,636,000	5,509,000	7,128,000
General and administrative	1,572,000	2,734,000	2,356,000	4,496,000

Total costs and expenses	8,274,000	11,705,000	13,560,000	21,570,000

Loss from operations	(6,327,000)	(8,213,000)	(10,082,000)	(14,820,000)

Other income (expense):
Stock issuance expenses	—	(600,000)	—	(600,000)
Interest income	124,000	75,000	291,000	80,000
Interest expense	—	—	(4,000)	(90,000)
Gain on sale of investment	7,386,000	6,931,000	7,386,000	14,648,000
Foreign currency transaction income (loss)	141,000	(60,000)	141,000	(126,000)
Other income	—	24,000	—	104,000

Total other income	7,651,000	6,370,000	7,814,000	14,016,000

Income (loss) before provision for income taxes	1,324,000	(1,843,000)	(2,268,000)	(804,000)
Provision for income taxes	—	—	2,000	2,000

Net income (loss)	1,324,000	(1,843,000)	(2,270,000)	(806,000)

Other comprehensive loss
Foreign currency translation loss	—	(3,000)	—	(141,000)

Total other comprehensive loss	—	(3,000)	—	(141,000)

Comprehensive income (loss)	$1,324,000	$(1,846,000)	$(2,270,000)	$(947,000)

Per share information
Net income (loss) available to common stockholders	$1,324,000	(1,843,000)	$(2,270,000)	$(806,000)
Net income (loss) per share
Basic	$0.07	$(0.05)	$(0.11)	$(0.03)
Diluted	$0.06	$(0.05)	$(0.11)	$(0.03)
Shares used in computation of net income (loss) per share
Basic	20,351,000	34,842,000	20,312,000	31,983,000
Diluted	20,471,000	34,842,000	20,312,000	31,983,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2003
(Unaudited)

	2002	2003

Cash flows from operating activities:
Net loss	$(2,270,000)	$(806,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of fixed assets	—	(2,000)
Depreciation and amortization	492,000	1,642,000
Gain on sale of investment	(7,386,000)	(14,648,000)
Compensation related to stock options	120,000	90,000
Allowance for doubtful accounts	—	289,000
Provision for inventory obsolescence	—	184,000
Change in operating assets and liabilities (net of effects of acquisition of Dendron GmbH):
Accounts receivable	(2,503,000)	(4,088,000)
Inventories	(859,000)	(847,000)
Prepaid expenses and other assets	(990,000)	(718,000)
Accounts payable	(202,000)	(2,233,000)
Accrued salaries and benefits	(4,000)	520,000
Accrued liabilities	(3,941,000)	(493,000)
Deferred revenue and other liabilities	(50,000)	334,000

Net cash used in operating activities	(17,593,000)	(20,776,000)

Cash flows from investing activities:
Proceeds from sale of investment	7,386,000	14,648,000
Acquisition of Dendron, GmbH	—	(116,000)
Additions to property and equipment	(289,000)	(1,009,000)
Proceeds from sale of fixed assets	—	4,000
Additions to patents and licenses	(205,000)	(364,000)

Net cash provided by investing activities	6,892,000	13,163,000

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	101,000	—
Proceeds from exercise of stock options	902,000	12,000
Proceeds from issuance of note payable	—	4,000,000
Proceeds from issuance of common stock in private placements, net of costs	(35,000)	14,069,000

Net cash provided by financing activities	968,000	18,081,000

Effect of exchange rates on cash	—	(19,000)

Net increase (decrease) in cash and cash equivalents	(9,733,000)	10,449,000
Cash and cash equivalents at beginning of period	36,974,000	1,533,000

Cash and cash equivalents at end of period	$27,241,000	$11,982,000

Non-cash financing activity
Offset of notes payable against investor participation in private placement of common stock	—	$7,000,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company

Micro Therapeutics, Inc., which was incorporated on June 11, 1993 in California and was reincorporated in Delaware in November 1996, develops, manufactures and markets minimally invasive medical devices for diagnosis and treatment of neuro and peripheral vascular diseases.

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

	Reporting Periods

Effective January 1, 2003, the Company adopted a financial reporting calendar under which each fiscal quarter ends on the Sunday nearest to the end of the applicable calendar quarter, except that the fourth fiscal quarter ends on December 31. In years prior to 2003, fiscal quarters and traditional calendar quarters were identical. Accordingly, the first two fiscal quarters in 2003 ended on March 30 and June 29, 2003, whereas the first two fiscal quarters in 2002 ended on March 31 and June 30, 2002. For convenience, the first two fiscal quarters in both 2002 and 2003 are referred to in this report on Form 10-QSB as having ended on March 31 and June 30 of their respective years.

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

3.	Inventories

	Inventories at June 30, 2003 consist of the following:

	Raw materials	$2,649,000
	Work-in-process	20,000
	Finished goods	1,893,000

		4,562,000
	Reserve for obsolescence	(471,000)

		$4,091,000

4.	Acquisition of Dendron GmbH

On October 4, 2002, the Company completed the purchase of all of the outstanding shares of equity stock of Dendron GmbH, a privately held, German-based developer and manufacturer of neurovascular focused products such as embolic coils for the treatment of brain aneurysms.

The acquisition was accomplished through the purchase of such equity securities for $25,000,000, pursuant to the terms of a stock purchase agreement dated September 3, 2002. Of the $25,000,000 initial payment, $20,000,000 was paid on October 4, 2002, and $5,000,000 was held back pursuant to the terms of the stock purchase agreement for a defined period to permit determination of certain purchase price adjustments in the amount due to the former Dendron stockholders. Such adjustments, primarily representing pre-acquisition obligations of Dendron paid by the Company on Dendron’s behalf, amounted to $3,905,000. The remaining portion of the $5,000,000 held back, or $1,095,000, was paid to the former Dendron stockholders in April 2003.

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

The cash payments and costs discussed in the preceding three paragraphs, when combined with other Dendron liabilities assumed by the Company, resulted in an aggregate acquisition cost of approximately $30 million, which was allocated to the acquired Dendron assets based on the Company’s estimate of fair market value as of October 4, 2002, as follows:

Current assets	$1,386,000
Property, equipment and other non-current assets	631,000
Intangible assets	10,100,000
In-process research and development costs	4,300,000
Goodwill	13,283,000

Total assets acquired	29,700,000

Current liabilities	(2,959,000)
Long-term debt	(701,000)

Total liabilities assumed	(3,660,000)

Net assets acquired	$26,040,000

Portions of the acquisition cost, including intangible assets, were identified by an independent appraiser. These intangible assets included $4.3 million for acquired in-process research and development (“IPR&D”) which was charged to expense concurrent with the acquisition. Other acquired intangible assets consisted of Dendron’s existing technology, valued at $10.1 million, to which the Company has assigned an amortizable life of 5 years. Goodwill resulting from the Dendron acquisition amounted to approximately $13.3 million.

Acquired IPR&D consisted of a project to provide enhancements to the Sapphire family of coils, which enhancements included:

•

Fulfilling requirements for regulatory clearances to market the Sapphire line of embolic coils manufactured by Dendron. At the date of the Company’s acquisition of Dendron, such clearances had been obtained in the European Union, but had not been obtained in other jurisdictions, including the United States, nor had the process for obtaining such clearances been substantially commenced as of the date of the Company’s acquisition of Dendron. The Company made application to obtain clearance to market the Sapphire line of embolic coils in the United States in March 2003.  Such clearance was obtained in July 2003.

•

Development of additional embolic coil configurations and next generation materials. At the date of Dendron’s acquisition by the Company, such projects were estimated to be less than 50% complete, and remaining development involved, in certain cases, designs and materials with which Dendron did not have prior experience.

•

Development of Dendron’s Variable Detachment System so that it could be applied to the entire Sapphire product line. At the date of Dendron’s acquisition by the Company, this project was estimated to be less than 50% complete. Moreover, remaining development involved designs and materials with which Dendron did not have prior experience.

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

5.	Equity Financing

On September 3, 2002, the Company entered into a securities purchase agreement under which the Company obtained a commitment from Micro Investment LLC (“Micro Investment”), the Company’s majority stockholder, to lead a $30 million private placement of the Company’s common stock, either as the sole or as a participating investor, in two stages, to replenish the Company’s cash reserves after making the initial payment with respect to the acquisition of Dendron GmbH (Note 4) and to support the anticipated short-term working capital needs of the combined operations of the Company and Dendron. Additional investors, including a then-current member of the Company’s Board of Directors and an officer of the Company, subsequently agreed to purchase a portion of the shares that Micro Investment had committed to purchase.

The first stage of the private placement closed on September 30, 2002, at which time the Company issued 4,056,399 shares of its common stock to the investors at a purchase price of $2.083 per share, resulting in aggregate proceeds to the Company of approximately $8,449,000.

The second stage of the private placement closed on February 20, 2003 at which time the investors purchased an additional 10,345,905 shares of the Company’s common stock at a purchase price of $2.083 per share, resulting in proceeds to the Company of approximately $14.1 million, net of the offset of certain notes payable as described in Note 6. As of the closing of the second stage of the private placement, Micro Investment owned approximately 70% of the outstanding shares of the Company’s common stock.

Before the Company could close the second stage of the private placement, stockholder approval was required in order to increase the number of shares of common stock the Company was authorized to issue to 45 million shares of common stock, so that the Company could issue the additional 10,345,905 shares of its common stock to the investors.

Under the terms of the securities purchase agreement, the Company was required to prepare and file with the Securities and Exchange Commission, as soon as practicable after the closing of the second stage of the private placement, a registration statement for the purpose of registering under the Securities Act of 1933, all of the shares of the Company’s common stock that were sold in the first and second stages of the private placement. The registration rights provisions further provided that, for each complete 30-day period subsequent to March 31, 2003 in which the registration statement had not been declared effective by the Securities and Exchange Commission, the investors in the private placement could demand, and the Company would be obligated to pay, liquidated damages in the amount of 2% of the aggregate purchase price paid for the shares of common stock in the first and second stages of the private placement. The Securities and Exchange Commission declared the registration statement effective on May 9, 2003. Accordingly, the amount of liquidated damages payable is $600,000, which amount was accrued as a liability and expensed in the second quarter of 2003. On July 25, 2003, the Company and a majority-in-interest of the investors agreed in principle that, in lieu of a cash payment, the investors will receive additional shares of the Company’s common stock equal to the damages due, based on a value of $4.48 per share, representing the average closing price of the Company’s common stock for the 30 trading days ended July 25, 2003.

Of the eight members of the Company’s Board of Directors, five are members of Micro Investment and one is the Company’s President and Chief Executive Officer.  The two members of the Company’s Board of Directors who are members of neither Micro Investment nor the Company’s management constitute an independent committee of the Company’s Board of Directors. This independent committee evaluates and approves all transactions and other matters between the Company and Micro Investment, and approved the Company’s execution of the securities purchase agreement described above, and the Company’s issuance and subsequent offset, of the notes payable described in Note 6.

6.	Notes Payable

In order to satisfy the Company’s anticipated short-term working capital requirements pending the closing of the second stage of the private placement under the terms of the September 3, 2002 securities purchase agreement (Note 5), on November 18, 2002, the Company obtained a short-term loan by issuing an unsecured $3 million promissory note to Micro Investment. The note was due and payable by the Company upon the earlier of (1) the demand of Micro Investment or (2) May 18, 2003. On January 8, 2003, the Company obtained a second short-term loan by issuing an unsecured $4 million promissory note to Micro Investment. The note was due and payable by the Company upon the earlier of (1) the demand of Micro Investment or (2) July 8, 2003. Both notes had stated interest rates of 10% per annum prior to maturity and 12% per annum thereafter. Upon closing of the second stage of the private placement on February 20, 2003, these loans, and related accrued interest payable, were offset in full against the investment amount due from Micro Investment pursuant to its participation in the second stage of the private placement, and the related promissory notes were cancelled.

7.	Distribution Agreements

Century Medical, Inc.

In December 2001, the Company commenced discussions with Century regarding modification or termination of their then-existing distribution agreement entered into in September 1998. On April 1, 2002, the Company and Century signed a Regulatory Transition and Short-Term Distribution Agreement, which superceded the September 1998 distribution agreement, provided for the transition, over a one-year period ended March 31, 2003, of regulatory responsibilities in Japan from Century to the Company with respect to the Company’s products, and provided for the termination of Century’s Japanese distributorship on March 31, 2003.

Under the terms of the April 2002 agreement, the Company repurchased, from Century inventory on-hand at March 31, 2003, approximately $77,000 of the Company’s products purchased by Century from the Company. As a result of this repurchase commitment, the Company adopted a revenue recognition policy with respect to shipments to Century subsequent to the execution of the April 1, 2002 agreement under which revenues related to shipments to Century subsequent to December 31, 2001 were recognized only upon Century’s sale of such inventory to its customers.

The Company was required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century was required to achieve by March 31, 2003. The Company accrued the entire termination fee as of December 31, 2001, and has paid Century $1.1 million as of June 30, 2003 based on the Company’s assessment of Century’s achievement of milestones under the terms of the April 2002 agreement. The Company and Century are currently in discussion regarding the payment, if any, of the remaining $400,000.

Abbott Laboratories

On June 28, 2000, the Company and Abbott Laboratories entered into a distribution agreement, which superceded a previously existing distribution agreement entered into in August 1998. Under the June 2000 agreement, as amended in May 2002, Abbott purchased the Company’s peripheral blood clot therapy products for distribution in the United States, and the Company had certain responsibilities for marketing and promotion. The agreement had an initial term through 2008, which could be extended by mutual agreement. Abbott had the ability to terminate the agreement upon 180 days written notice, and the Company had the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events had not occurred or if Abbott has not achieved certain performance criteria, as defined in the agreement, as of the previous June 30. As of June 30, 2002, certain of those events had not occurred, and, on July 28, 2002, the Company notified Abbott of the Company’s intent to terminate the distribution agreement effective December 31, 2002. Final terms of a settlement regarding the termination are under negotiation between Abbott and the Company, including the payment by the Company to Abbott of a substantial portion of the termination fee of $1.2 million set forth in the June 2000 agreement. The Company has accrued its best estimate of the termination fee as of June 30, 2003, which is included in the accompanying June 30, 2003 consolidated balance sheet.

ev3 Inc. and Subsidiaries

Stockholders owning a majority of the common stock of ev3 Inc. are members of Micro Investment. Additionally, the individual who became Chairman of the Company’s Board of Directors in January 2002 and the Company’s acting President and Chief Executive Officer from April 2002 through October 2002 is the President of ev3 International, a wholly owned subsidiary of ev3 Inc., and is Executive Vice President and a director of ev3 Inc., and members of the Company’s Board of Directors also hold the following positions:  one individual is Chairman of the Board of Directors of ev3 Inc.; two individuals are directors of ev3 Inc.; and an individual is President, Chief Executive Officer and a director of ev3 Inc. The two members of the Company’s Board of Directors who are members of neither Micro Investment nor the Company’s management constitute an independent committee of the Company’s Board of Directors. This independent committee evaluates and approves all transactions and other matters between the Company and ev3 Inc. and its subsidiaries, and approved the Company’s execution of the agreements described below.

Effective as of December 31, 2002, the Company entered into a distribution support services agreement with ev3 Inc. whereby ev3 Inc. assumed responsibility for inventory management, customer service, and administrative tasks in connection with the sales and marketing of the Company’s peripheral vascular product line in the U.S. and Canada, which had been handled by Abbott through December 31, 2002. The agreement with ev3 Inc. called for the Company to be charged a fee based on a fixed percentage of gross end-customer sales the applicable products in the U.S. and Canada.

On April 30, 2003, the Company and ev3 Inc. entered into a distribution agreement, which superceded the December 31, 2002 distribution support services agreement described above.  Under the terms of the April 2003 agreement, ev3 purchases peripheral vascular products from the Company at a fixed percentage of the actual sales prices realized by ev3 Inc. from end-user customers.  Based on the relationship of ev3 Inc. to the Company, as described above, the Company adopted a revenue recognition policy under which revenues related to sales of product to ev3 Inc. under the terms of the April 2003 agreement are recognized only upon ev3 Inc.’s sale of such product to its customers.

On June 2, 2003, the Company and ev3 Inc. entered into a distribution support services agreement under which ev3 Inc. performs inventory and administrative services with respect to certain finished goods inventory of the Company’s products.  Under the terms of the agreement, the Company is charged a fee based on a fixed percentage of gross end-customer sales realized by the Company from sales of such products.

ev3 International, Inc.

On November 16, 2001, the Company signed a sales representative agreement with ev3 International, Inc. Under the terms of the agreement, ev3 International provided product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where the Company had no existing third-party distributor for its products, and distributor management services in certain countries outside the US and Canada where the Company had an existing third-party distributor for its products. ev3 International commenced its activities with respect to the Company’s products in the first quarter of 2002.

ev3 International’s product promotion, marketing and sales solicitation activities have been performed by its sales force, under the direction of a committee chaired by the Company’s Vice President, Marketing and Sales. The Company has paid ev3 International a fee for such services, initially amounting to 105% of ev3 International’s cost for maintaining the sales force. Under the terms of the sales representative agreement, the Company and ev3 International established a budgeted breakeven point based on estimated sales of the Company’s products in territories served by the sales force, related cost of sales and sales force costs. Upon reaching this breakeven point, which was reached in July 2003, the fee to be paid by the Company to ev3 International was to be adjusted, on a retrospective basis to January 1 in each year in which the breakeven point was reached, and was to be calculated as ev3 International’s cost for maintaining the sales force plus 10% of sales of the Company’s products in territories served by the sales force.  In addition, ev3 International has charged the Company a fee for all general and administrative services at an amount agreed upon by the parties at the beginning of each year of the agreement based on ev3 International’s estimated annual expenditures for such services and its estimate of the percentage of such services to be used by the Company.  The Company also was charged a distributor management fee of 10% of sales to third-party distributors with respect to whom ev3 International performs such services, which commenced in 2002.

Effective August 1, 2003, the Company and ev3 International entered into an amended and restated sales representative agreement, which superceded the November 2001 agreement described above.  Under the terms of the August 2003 agreement, ev3 International’s activities are the same as those described above, however, as consideration for such services, the Company is charged a fee based on a fixed percentage of revenues the Company realizes from sales of products in territories in which ev3 International maintains sales representatives, and a fee based on a fixed percentage of sales to third party distributors with respect to whom ev3 International performs distributor management services.  All other fees described above in connection with the November 2001 agreement were discontinued as a result of the execution of the August 2003 agreement.

ev3 K.K. (Japan) and ev3 Canada, Inc.

On June 1, 2003, the Company entered into separate distribution agreements with ev3 K.K. (Japan) and ev3 Canada, Inc., both wholly owned subsidiaries of ev3 Inc. (collectively, the “ev3 subsidiaries”).  Under the terms of such distribution agreements, both of the ev3 subsidiaries purchase peripheral and neuro vascular products from the Company at a fixed percentage of the actual sales prices realized by the ev3 subsidiaries from end-user customers.  Based on the relationship of the ev3 subsidiaries to the Company, as described above, the Company adopted a revenue recognition policy under which revenues related to sales of product to the ev3 subsidiaries under the terms of the distribution agreements are recognized only upon the ev3 subsidiaries’ sales of such products to their customers.

8.	Enteric Medical Technologies, Inc.

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

In addition, the merger agreement gave each Enteric stockholder the right to receive a pro rata share of a First Contingent Payment and a Second Contingent Payment, should Enteric have achieved defined milestones on or before the fifth anniversary of the merger agreement. In January 2003, Enteric achieved the first of such milestones, and in February 2003, the Company received its pro rata share of the First Contingent Payment, amounting to $7.7 million which the Company recorded as other income during the first quarter of 2003, net of escrowed amounts of $900,000. In April 2003, Enteric achieved the second milestone, and in May 2003 the Company received its pro rata share of the Second Contingent Payment, amounting to $7.0 million, net of escrowed funds of 20% of the gross Second Contingent Payment which the Company recorded as other income during the second quarter of 2003.

9.	Per Share Information

Basic net income per share for the three months ended June 30, 2002 is calculated by dividing the net income for the period by the weighted average number of common shares issued and outstanding during the period. Diluted net income per share for such period is calculated by dividing the net income by the weighted average number of common shares issued and outstanding during the period plus potential common shares of 120,000, represented by options. Options to purchase approximately 2,934,000 common shares at prices ranging from $2.42 to $11.00 which were outstanding at June 30, 2002, were excluded from the diluted per share calculation due to their anti-dilutive effect.

Net loss per share for the three months ended June 30, 2003, and for the six months ended June 30, 2002 and 2003, is calculated by dividing the net loss for the applicable period by the weighted average number of common shares issued and outstanding during the period. Potential common shares, represented by options to purchase common shares, have been excluded from the diluted per share calculation due to their anti-dilutive effect.

10.	Segment Information

Information with respect to net sales for the three and six months ended June 30, 2002 and 2003 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Product Segments
Embolic products	$708,000	$1,700,000	$1,187,000	$3,616,000
Neuro access products	1,910,000	3,125,000	3,391,000	5,723,000
Peripheral blood clot therapy and other	669,000	737,000	1,394,000	1,396,000

Total net sales	$3,287,000	$5,562,000	$5,972,000	$10,735,000

Geographic Segments
United States	$1,504,000	$1,753,000	$3,050,000	$3,608,000
International	1,783,000	3,809,000	2,922,000	7,127,000

Total net sales	$3,287,000	$5,562,000	$5,972,000	$10,735,000

Sales to Abbott constituted 19% and 21% of total net sales for the three and six months ended June 30, 2002, respectively. No other customer accounted for 10% or more of total net sales for the three or six months ended June 30, 2002 or 2003.

Sales for the three months ended June 30, 2003 to customers in Germany and the United Kingdom aggregated 11% and 10%, respectively, of total net sales. Sales for the six months ended June 30, 2003 to customers in Germany aggregated 10% of total net sales. No other countries accounted for 10% or more of total net sales for either the three or six months ended June 30, 2002 or 2003.

11.	Stock-Based Compensation

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

Had compensation cost been determined on the fair value at the grant dates for awards under those plans consistent with the method promulgated by SFAS No. 123, the Company’s net income (loss) and related per share amounts would have been as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,

	2002	2003	2002	2003

Net income (loss)
As reported	$1,324,000	$(1,843,000)	$(2,270,000)	$(806,000)
Deduct: Total stock-based employee compensation expense	(143,000)	(225,000)	$(286,000)	$(440,000)

Pro forma	$1,181,000	$(2,068,000)	$(2,556,000)	$(1,246,000)
Net income (loss) per share
Basic
As reported	$0.07	$(0.05)	$(0.11)	$(0.03)
Pro forma	$0.06	$(0.06)	$(0.13)	$(0.04)
Diluted
As reported	$0.06	$(0.05)	$(0.11)	$(0.03)
Pro forma	$0.06	$(0.06)	$(0.13)	$(0.04)

12.	Contingencies

A description of litigation to which the Company is a party is as follows:

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

On July 4, 2001, the plaintiff filed another suit against Dendron alleging that the EDC I coil device infringes another European patent held by the plaintiff. The complaint was filed in the District Court of Düsseldorf, Germany seeking additional monetary and injunctive relief. In April 2002, the Court found that EDC I coil devices do infringe the plaintiff’s patent. The case is under appeal.

Dendron no longer markets or sells the EDC I coil device. There can be no assurance, however, that the plaintiff will not be able to successfully assert similar claims against the Sapphire family of embolic coils.

William Cook Europe ApS, Denmark. On April 2, 2002, Dendron was named as the defendant in a patent infringement lawsuit brought by William Cook Europe ApS, Denmark, the plaintiff, alleging that a German utility model, an un-reviewed German patent application, owned by the plaintiff is infringed upon by Dendron’s EDC II “curved tip” coil devices. The suit was filed in the District Court of Nordrhein-Westfalia (Landgericht) in Düsseldorf, seeking monetary and injunctive relief. In December 2002, the court determined that Dendron’s device did infringe on the utility model. A written opinion has not yet been issued by the court. In January 2003, the same court issued a “stay” of its decision, pursuant to a request by the Company, pending the outcome of other litigation that, if the Company is successful, could result in the cancellation of the utility model described above. Should the Company not prevail in these matters, the Company has not yet determined whether or not to appeal the court’s decision, but the Company believes that such a decision would not have a material impact on the Company’s financial position or results of operations. The product subject to these matters is the Curved Tip coil within the Sapphire product family.

Actions Initiated by the Company

Concurrent with its acquisition of Dendron, the Company initiated a series of legal actions in Europe with the primary purpose of asserting both invalidity and non-infringement by the Company of certain patents held by others. The range of patents at issue are held by the Regents of the University of California and Boston Scientific Corporation (collectively, the “patent holders”) and cover detachable coils and certain delivery catheters. These actions are in multiple European jurisdictions, and include a cross-border action that is to be heard by a Dutch court on September 1, 2003. In the event these actions result in unfavorable rulings to the Company, the patent holders may bring action to either enjoin the sale of the Company’s detachable coils and certain delivery catheters in Europe and / or to obtain monetary relief.

In the U.S., concurrent with the FDA’s marketing clearance of the Sapphire line of embolic coils received in July 2003, the Company initiated a declaratory judgment action against the patent holders that also includes assertions of non-infringement by the Company and invalidity of a range of patents held by the patent holders related to detachable coils and certain delivery catheters.

Other Matters

The Company is involved in other litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse effect on the Company’s financial position or results of operations.

13.	Management’s Plans

The Company believes that current resources will be sufficient to fund its operations and satisfy its obligations into the first half of 2004, at which time there can be no assurance that the Company will have achieved cash flow positive operations. As a result, the Company believes that current resources will not be sufficient to fund its operations over the next twelve-month period. In this respect, the Company is considering a number of financing alternatives, including additional equity financing. There can be no assurance that any such transaction will be available at terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders or that the Company will have sufficient working capital to fund future operations. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its ongoing operations. The Company’s future liquidity and capital requirements will be influenced by numerous factors, including results under the sales representative and distribution agreements with ev3 Inc. and its subsidiaries. Additional factors which could influence the Company’s future liquidity and capital requirements include progress of the Company’s clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, the resources the Company devotes to developing, manufacturing and marketing its products and the demands created by its operational and development programs.

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

Abbott Laboratories

The Company commenced U.S. commercial shipments of its first thrombolytic infusion catheters in November 1994. Through the third quarter of 1999, the majority of the Company’s revenues were derived from sales of its initial infusion catheters and related accessories, and its line of mechanical thrombolytic brushes. In August 1998, and as revised in June 2000 and May 2002, the Company entered into a distribution agreement with Abbott, which provided for distribution of such products by Abbott in the United States.

The current agreement with Abbott had an initial term through 2008, which could be extended by mutual agreement. Abbott could terminate the agreement upon 180 days’ written notice, and the Company had the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events had not occurred or if Abbott had not achieved certain performance criteria, as defined in the agreement, as of the previous June 30. As of June 30, 2002, certain of those events had not occurred, and, on July 28, 2002, the Company notified Abbott of the Company’s intent to terminate the distribution agreement effective December 31, 2002. Final terms of a settlement regarding the termination are being negotiated between Abbott and the Company, including the payment by the Company to Abbott of a substantial portion of the termination fee of $1.2 million set forth in the distribution agreement. The Company has accrued its best estimate of the termination fee as of June 30, 2003, which is included in the accompanying June 30, 2003 consolidated balance sheet.

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

In November 2000, the Company obtained CE Mark approval for the brain aneurysm application of Onyx. The Company commenced market-training activities with respect to this application during the fourth quarter of 2000 as part of its Cerebral Aneurysm Multi-center European Onyx, or CAMEO, Registry. The objective of the CAMEO Registry was the accumulation of data on 100 brain aneurysm patients treated with Onyx, for use in subsequent marketing of Onyx for this application. In the third quarter of 2001, the Company completed the CAMEO Registry. Also during the third quarter of 2001, the Company terminated its November 1997 distribution agreement with Guidant, effective December 31, 2001. As a result, the Company decided to defer the market launch of the brain aneurysm application of Onyx until the first quarter of 2002, in conjunction with the commencement of European marketing, sales and distribution of the Company’s products by ev3 International, described below.

ev3 Inc. and Subsidiaries

Stockholders owning a majority of the common stock of ev3 Inc. are members of Micro Investment, LLC, the Company’s majority stockholder. Additionally, the individual who became Chairman of the Company’s Board of Directors in January 2002 and the Company’s acting President and Chief Executive Officer from April 2002 through October 2002 is the President of ev3 International, a wholly owned subsidiary of ev3 Inc., and is Executive Vice President and a director of ev3 Inc., and members of the Company’s Board of Directors also hold the following positions:  one individual is Chairman of the Board of Directors of ev3 Inc.; two individuals are directors of ev3 Inc.; and an individual is President, Chief Executive Officer and a director of ev3 Inc. The two members of the Company’s Board of Directors who are members of neither Micro Investment nor the Company’s management constitute an independent committee of the Company’s Board of Directors. This independent committee evaluates and approves all transactions and other matters between the Company and ev3 Inc. and its subsidiaries.

Effective December 31, 2002, the Company entered into a distribution support services agreement with ev3 Inc. whereby ev3 Inc. assumed responsibility for inventory management, customer service, and administrative tasks in connection with the sales and marketing of the Company’s peripheral vascular product line in the U.S. and Canada, which had been handled by Abbott through December 31, 2002. The agreement with ev3 Inc. called for the Company to be charged a fee based on a fixed percentage of gross end-customer sales of the applicable products in the U.S. and Canada.

On April 30, 2003, the Company and ev3 Inc. entered into a distribution agreement, which superceded the December 31, 2002 distribution support services agreement described above.  Under the terms of the April 2003 agreement, ev3 Inc. purchases peripheral vascular products from the Company at a fixed percentage of the actual sales prices realized by ev3 Inc. from end-user customers.  Based on the relationship of ev3 Inc. to the Company, as described above, the Company adopted a revenue recognition policy under which revenues related to sales of product to ev3 Inc. under the terms of the April 2003 distribution agreement are recognized only upon ev3 Inc.’s sale of such product to its customers.

On June 2, 2003, the Company and ev3 Inc. entered into a distribution support services agreement under which ev3 Inc. performs inventory and administrative services with respect to certain finished goods inventory of the Company’s products.  Under the terms of the agreement, the Company is charged a fee based on a fixed percentage of gross end-customer sales realized by the Company from sales of such products.

ev3 International, Inc.

On November 16, 2001, the Company signed a sales representative agreement with ev3 International, Inc. Under the terms of the agreement, ev3 International provided product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where the Company had no existing third-party distributor for its products, and distributor management services in certain countries outside the U.S. and Canada where the Company had an existing third-party distributor for its products. ev3 International commenced its activities with respect to the Company’s products in the first quarter of 2002.

ev3 International’s product promotion, marketing and sales solicitation activities have been performed by its sales force, under the direction of a committee chaired by the Company’s Vice President, Marketing and Sales. The terms of the sales representative agreement have called for the Company to pay ev3 International a fee for such services, initially amounting to 105% of ev3 International’s cost for maintaining the sales force. Under the terms of the sales representative agreement, the Company and ev3 International established a budgeted breakeven point based on estimated sales of the Company’s products in territories served by the sales force, related cost of sales and sales force costs. Upon reaching this breakeven point, which occurred in July 2003, the fee to be paid by the Company to ev3 International was to be adjusted, on a retrospective basis to January 1 in each year in which the breakeven point was reached, and was to be calculated as ev3 International’s cost for maintaining the sales force plus 10% of sales of the Company’s products in territories served by the sales force.  In addition, ev3 International was to charge the Company a fee for all general and administrative services at an amount agreed upon by the parties at the beginning of each year of the agreement based on ev3 International’s estimated annual expenditures for such services and its estimate of the percentage of such services to be used by the Company.  The Company was also charged a distributor management fee of 10% of sales to third-party distributors with respect to whom ev3 International performs such services, which commenced in 2002.

Effective August 4, 2003, the Company and ev3 International entered into an amended and restated sales representative agreement, which superceded the November 2001 agreement described above.  Under the terms of the August 2003 agreement, ev3 International’s activities are the same as those described above, however, as consideration for such services, the Company is charged a fee based on a fixed percentage of revenues the Company realizes from sales of products in territories in which ev3 International maintains sales representatives, and based on a fixed percentage of sales to third party distributors with respect to whom ev3 International performs distributor management services. All other fees described above in connection with the November 2001 agreement were discontinued as of August 1, 2003.

ev3 K.K. (Japan) and ev3 Canada, Inc.

On June 1, 2003, the Company entered into separate distribution agreements with ev3 K.K. (Japan) and ev3 Canada, Inc., both wholly owned subsidiaries of ev3 Inc. (collectively, the “ev3 subsidiaries”).  Under the terms of such distribution agreements, both of the ev3 subsidiaries purchase peripheral and neuro vascular products from the Company at a fixed percentage of the actual sales prices realized by the ev3 subsidiaries from end-user customers.  Based on the relationship of the ev3 subsidiaries to the Company, as described above, the Company adopted a revenue recognition policy under which revenues related to sales of product to the ev3 subsidiaries under the terms of the distribution agreements are recognized only upon the ev3 subsidiaries’ sales of such products to their customers.

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

The Company was required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century was required to achieve by March 31, 2003. The Company accrued the entire termination fee as of December 31, 2001, and has paid Century $1.1 million as of June 30, 2003 based on the Company’s assessment of Century’s achievement of milestones as of that date. The Company and Century are currently in discussion regarding the payment, if any, of the remaining $400,000.

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

The second stage of the private placement closed on February 20, 2003, in which the Company issued 10,345,905 shares of the Company’s common stock at a purchase price of $2.083 per share, resulting in proceeds to the Company of approximately $14.1 million, net of the offset of certain notes payable as described in Note 6 to the accompanying consolidated financial statements. As of the closing of the second stage of the private placement, Micro Investment owned approximately 70% of the outstanding shares of the Company’s common stock.

Dendron GmbH

On October 4, 2002, the Company completed the purchase of all of the outstanding shares of equity stock of Dendron GmbH, a privately held, German-based developer and manufacturer of neurovascular focused products such as embolic coils for the treatment of brain aneurysms.

The acquisition was accomplished through the purchase of such equity securities for $25,000,000, pursuant to the terms of a stock purchase agreement dated September 3, 2002. Of the $25,000,000 initial payment, $20,000,000 was paid on October 4, 2002, and $5,000,000 was held back pursuant to the terms of the stock purchase agreement for a defined period to permit determination of certain purchase price adjustments in the amount due to the former Dendron stockholders. Such adjustments, primarily representing pre-acquisition obligations of Dendron paid by the Company on Dendron’s behalf, amounted to $3,905,000. The remaining portion of the $5,000,000 held back, or $1,095,000, was paid to the former Dendron stockholders in April 2003.  Under the terms of the stock purchase agreement, the Company may be required to make additional payments, aggregating up to $15,000,000, which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. The first such additional payment is contingent upon Dendron products achieving revenues of $4 million during 2003.

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

Results of Operations

     Comparison of the Three and Six Months Ended June 30, 2002 and 2003

Following is information with respect to net sales for the three and six months ended June 30, 2002 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Product Segments
Embolic products	$708,000	$1,700,000	$1,187,000	$3,616,000
Neuro access products	1,910,000	3,125,000	3,391,000	5,723,000
Peripheral blood clot therapy and other	669,000	737,000	1,394,000	1,396,000

Total net sales	$3,287,000	$5,562,000	$5,972,000	$10,735,000

Geographic Segments
United States	$1,504,000	$1,753,000	$3,050,000	$3,608,000
International	1,783,000	3,809,000	2,922,000	7,127,000

Total net sales	$3,287,000	$5,562,000	$5,972,000	$10,735,000

The increases from the three and six months ended June 30, 2002 to 2003 in embolic product sales are attributable to the increased unit sales of the Company’s Onyx liquid embolic material in Europe and of the Sapphire family of embolic coils world wide.  The increase for the six months ended June 30, 2003 from the corresponding period in 2002 also results from initial orders received from distributors in Asia and Latin America.

The increases in sales of neuro access products for the three and six months ended June 30, 2003, relative to 2002, are primarily attributable to volume increases in sales of neuro balloons and neuro guidewires.

Sales of peripheral blood clot therapy and other product sales from the three months ended June 30, 2002 to 2003 did not materially change.

Cost of sales for the three and six months ended June 30, 2003 were $2,070,000 and $3,985,000, respectively, as compared to $1,340,000 and $2,494,000, respectively, for 2002. These increases resulted from volume increases in sales of product as discussed above. As a percentage of sales, cost of sales decreased to 37% for both the three and six month periods ended June 30, 2003 , as compared to 41% and 42% for the respective corresponding periods of 2002, due primarily to efficiencies resulting from increased throughput on the manufacturing floor in 2003 relative to 2002.

Research and development expenses, excluding clinical and regulatory expenses discussed below, were $2,989,000 and $5,112,000 for the three and six months ended June 30, 2003, respectively, as compared to $1,696,000 and $3,119,000 in the respective corresponding periods in 2002. These increases are primarily attributable to the commencement of amortization of certain intangible assets in connection with the Company’s acquisition of Dendron, amounting to $505,000 per quarter, which amortization is expected to continue through the third quarter of 2007, and increases in new product development activities.

Clinical and regulatory expenses were $2,346,000 and $4,834,000 for the three and six months ended June 30, 2003, respectively, as compared to $1,751,000 and $2,576,000 for the respective corresponding periods in 2002. These increases resulted primarily from the Company’s increased levels of activities related to the Company’s pivotal clinical trial activity in the U.S. in connection with Onyx.

Marketing and sales expenses were $3,636,000 and $7,128,000 during the three and six months ended June 30, 2003, respectively, as compared with $3,255,000 and $5,509,000 in the respective comparable periods of 2002. These increases were due primarily to the effects of the sales representative agreement with ev3 International, under which fees vary, in part, in direct relationship to sales volume.

General and administrative expenses increased from $1,572,000 and $2,356,000 for the three and six months ended June 30, 2002, respectively, to $2,734,000 and $4,496,000 in the respective corresponding periods of 2003. Of these increases, $375,000 and $566,000 are attributable to expenses incurred by Dendron during the three and six month periods, respectively, ended June 30, 2003, and $1,210,000 and $1,708,000 are attributable to increased legal expenses incurred during the three and six month periods, respectively, ended June 30, 2003, in connection with increased activities for the maintenance and protection of the Company’s expanded intellectual property portfolio.

The Company incurred stock issuance expenses pursuant to the terms of the securities purchase agreement entered into on September 3, 2002 between the Company and Micro Investment LLC under which Micro Investment was the lead investor in a private placement of the Company’s common stock.  The terms of the securities purchase agreement required the Company to prepare and file with the Securities and Exchange Commission, as soon as practicable after the closing of the second stage of the private placement, a registration statement for the purpose of registering under the Securities Act of 1933, all of the shares of the Company’s common stock that were sold in the first and second stages of the private placement. The registration rights provisions further provided that, for each complete 30-day period subsequent to March 31, 2003, in which the registration statement had not been declared effective by the Securities and Exchange Commission, the investors in the private placement could demand, and the Company would be obligated to pay, liquidated damages in the amount of 2% of the aggregate purchase price paid for the shares of common stock in the first and second stages of the private placement. The Securities and Exchange Commission declared the registration statement effective on May 9, 2003. Accordingly, the amount of liquidated damages payable is $600,000, which amount was accrued as a liability and expensed in the second quarter of 2003.

The gain on sales of investment in 2003 arose from the execution of a merger agreement, effective June 12, 2002, between Enteric Medical Technologies, Inc., in which the Company held an approximate 20% voting equity interest, and Boston Scientific Corporation under which Boston Scientific acquired all the outstanding common and preferred stock of Enteric. In addition to a Closing Payment, which the Company received in 2002, the merger agreement gave each Enteric stockholder the right to receive a pro rata share of a First Contingent Payment and a Second Contingent Payment, should Enteric achieve defined milestones on or before the fifth anniversary of the merger agreement. In January 2003, Enteric achieved the first of such milestones, and in February 2003, the Company received its pro rata share of the First Contingent Payment, amounting to $7.7 million which the Company has recorded as other income during the first quarter of 2003, net of escrowed amounts of $900,000.  In April 2003, Enteric achieved the second milestone, and in May 2003 the Company received its pro rata share of the Second Contingent Payment, amounting to $7.0 million, net of escrowed funds of 20% of the gross Second Contingent Payment, which the Company recorded as other income during the second quarter of 2003.

Other income, net, consisting of interest income, interest expense and foreign currency transaction gains and losses were not material in either the three or six months ended June 30, 2002 or 2003 either in the aggregate or with respect to the components identified above.

As a result of the items discussed above, the Company realized net income of $1,324,000 for the three months ended June 30, 2002, and incurred a net loss of $2,270,000 for the six months ended June 30, 2002.  In 2003, as a result of the items discussed above, the Company incurred net losses of $1,843,000 and $806,000 in the three and six-month periods ended June 30, 2003.

Liquidity and Capital Resources

Since inception, the Company’s costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of approximately $97 million at June 30, 2003. To initially fund its operations, the Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million.

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

In December 2001, the Company commenced discussions with Century regarding modification or termination of the September 1998 distribution agreement. On April 1, 2002, the Company and Century signed a Regulatory Transition and Short-Term Distribution Agreement, which superseded the September 1998 distribution agreement, provided for the transition, over a one-year period ending March 31, 2003, of regulatory responsibilities in Japan from Century to the Company with respect to the Company’s products, and provided for the termination of Century’s Japanese distributorship on March 31, 2003. Following March 31, 2003, the Company repurchased, from Century inventory on-hand at March 31, 2003, the Company’s products purchased by Century from the Company. The Company is required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century must have achieved by March 31, 2003. The Company has paid Century

$1.1 million of such termination fee through June 30, 2003 based on Century’s achievement of milestones as of that date. The Company and Century are currently in discussion regarding the payment, if any, of the remaining $400,000.

On June 12, 2002, Boston Scientific Corporation and Enteric Medical Technologies, in whom the Company had a 20% equity voting interest, entered into a merger agreement under which Boston Scientific acquired all the outstanding common and preferred stock of Enteric. Pursuant to the terms of the merger agreement, each Enteric stockholder received a pro rata share of a Closing Payment, net of amounts set aside in escrow to provide for future indemnity claims, if any. Accordingly, the Company received, as its pro rata share of the Closing Payment, $7.4 million, representing a gross Closing Payment of $8.4 million, less escrowed funds of 10%, amounting to $842,000, and other reserves amounting to $188,000.

In addition, the merger agreement gave each Enteric stockholder the right to receive a pro rata share of a First Contingent Payment and a Second Contingent Payment, should Enteric achieve defined milestones on or before the fifth anniversary of the merger agreement. In January 2003, Enteric achieved the first of such milestones, and in February 2003, the Company received its pro rata share of the First Contingent Payment, amounting to $7.7 million which the Company recorded as other income at the date of receipt, net of escrowed amounts of $900,000. In April 2003, Enteric achieved the second of such milestones, and in May 2003 the Company received its pro rata share of the Second Contingent Payment, amounting to $7.0 million, net of escrowed funds of 20% of the gross Second Contingent Payment.

Under the Company’s June 2000 agreement with Abbott, as amended in May 2002, the Company had the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events had not occurred or if Abbott had not achieved certain performance criteria, as defined in the agreement, as of the previous June 30. As of June 30, 2002, certain of those events had not occurred, and, on July 28, 2002, the Company notified Abbott of the Company’s intent to terminate the distribution agreement effective December 31, 2002. Final terms of a settlement regarding the termination are being negotiated between Abbott and the Company, including the payment by the Company to Abbott of a termination fee of a substantial portion of the $1.2 million set forth in the distribution agreement. The Company has accrued its best estimate as of June 30, 2003, which is included in the accompanying June 30, 2003 consolidated balance sheet.

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

The acquisition was accomplished through the purchase of such equity securities for $25,000,000, pursuant to the terms of a stock purchase agreement dated September 3, 2002. Of the $25,000,000 initial payment, $20,000,000 was paid on October 4, 2002, and $5,000,000 was held back pursuant to the terms of the stock purchase agreement for a defined period to permit determination of certain purchase price adjustments in the amount due to the former Dendron stockholders. Such adjustments, primarily representing pre-acquisition obligations of Dendron paid by the Company on Dendron’s behalf, amounted to $3,905,000. The remaining portion of the $5,000,000 held back, or $1,095,000, was paid to the former Dendron stockholders in April 2003. Under the terms of the stock purchase agreement, the Company may be required to make additional payments, aggregating up to $15,000,000, which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. The first such additional payment is contingent upon Dendron products achieving revenues of $4 million during 2003.

In order to satisfy the Company’s anticipated short-term working capital requirements pending the closing of the second stage of the private placement under the terms of the September 3, 2002 securities purchase agreement, on November 18, 2002, the Company obtained a short-term loan by issuing an unsecured $3 million promissory note to Micro Investment. The note was due and payable by the Company upon the earlier of (1) the demand of Micro Investment or (2) May 18, 2003. On January 8, 2003, the Company obtained a second short-term loan by issuing an unsecured $4 million promissory note to Micro Investment. The note was due and payable by the Company upon the earlier of (1) the demand of Micro Investment or (2) July 8, 2003. Both notes had stated interest rates of 10% per annum prior to maturity and 12% per annum thereafter. Upon closing of the second stage of the private placement on February 20, 2003, the loans, and related accrued interest payable, were offset in full against the investment amount due from

Micro Investment pursuant to its participation in the second stage of the private placement, and the related promissory notes were cancelled.

As of June 30, 2003, the Company had cash and cash equivalents of $12.0 million. Cash used in the Company’s operations during the six months ended June 30, 2003 was $20.8 million, reflecting primarily the loss from operations before considering the gain resulting from the Enteric transaction discussed above, and increases in accounts receivable and a decrease in accounts payable. The decrease in accounts payable is attributable to the payment in the first fiscal quarter of 2003 of a build-up of accounts payable at December 31, 2002 related primarily to costs incurred in connection with the Dendron acquisition and in response to cash management measures implemented by the Company in the fourth quarter of 2002, pending the completion of the second stage of the two-stage private placement of the Company’s common stock, which was completed in February 2003, as described above. Cash provided by investing activities during the six months ended June 30, 2003 was $13.2 million, which primarily resulted from the proceeds received from the First and Second Contingent Payments, received in February and May 2003, respectively, in connection with the sale of the Enteric common stock in 2002, as described above. Cash was also used in the acquisition of property and equipment and additions to intellectual property. While continued investments will be made in these areas, the Company has no other significant capital commitments as of June 30, 2003. Cash provided by financing activities during the six months ended June 30, 2003 was $18.1 million, primarily consisting of the proceeds from the second stage of the private placement of the Company’s common stock pursuant to the September 2002 securities purchase agreement discussed above.

The Company believes that current resources will be sufficient to fund its operations and satisfy its obligations into the first half of 2004, at which time there can be no assurance that the Company will have achieved cash flow positive operations.  As a result, the Company believes that current resources will not be sufficient  to fund its operations over the next twelve-month period.  In this respect, the Company is considering a number of financing alternatives, including additional equity financing.  There can be no assurance that any such transaction will be available at terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders or that the Company will have sufficient working capital to fund future operations.  If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its ongoing operations. The Company’s future liquidity and capital requirements will be influenced by numerous factors, including results under the sales representative and distribution agreements with ev3 Inc. and its subsidiaries. Additional factors which could influence the Company’s future liquidity and capital requirements include progress of the Company’s clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, the resources the Company devotes to developing, manufacturing and marketing its products and the demands created by its operational and development programs.

Certain Factors that May Affect Our Business and Future Results

Some of the information included herein contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of, estimates made by and information currently available to, our management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including, without limitation, statements to the effect that Micro Therapeutics or our management “may,” “will,” “expects,” “anticipates,” “estimates,” “continues,” “plans,” “believes,” or “projects,” or statements concerning “potential” or “opportunity,” any variations thereof, comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. Our actual results may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impaired by risks including, but not limited to the following:

•	our ability to obtain financing on acceptable terms;

•	our ability to achieve benefits from our acquisition of Dendron GmbH;

•	our ability to successfully bring our products to market;

•	market acceptance of our products;

•	our ability to compete;

•	our dependence on third party suppliers and manufacturers;

•	our limited marketing and distribution experience;

•	the market opportunity for our products;

•	our ability to obtain and maintain required regulatory approvals;

•	our ability to protect and defend our patents and proprietary technology; and

•	the ability of our customers to obtain third-party reimbursement for procedures involving our products.

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

We will need additional financing to continue operations.  Our operations to date have consumed substantial amounts of cash, and we expect this condition will continue at least into the second half of 2004.  We believe our anticipated cash flow from planned operations and existing capital resources, comprising primarily the net proceeds from the private placement of the Company’s common stock completed in February 2003, will not be adequate to satisfy our capital requirements through the next twelve months.  Thus, we will need additional capital during the period in which operations continue to consume cash.  Moreover, our need for additional financing will be influenced by many factors, including the extent and duration of our future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, and market and regulatory developments.

We currently have no committed external sources of funds.  Accordingly, we will seek to raise additional funds through public or private financing.  However, such additional financing may not be available on acceptable terms or at all.  If we raise additional funds by issuing equity securities, further dilution to our existing stockholders would result.  If adequate funds are not available to us, our business would be negatively impacted.

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

One of our stockholders holds a majority of our common stock, which enables it to control our Board of Directors and cause or prevent significant transactions.  One of our stockholders, Micro Investment, beneficially owns approximately 70% of our outstanding common stock. Micro Investment will be able to exercise voting control over us for the foreseeable future and will be able to elect the entire Board of Directors, set dividend policy and otherwise generally determine our management. Micro Investment appointed four of the eight members of our current Board of Directors, and so long as Micro Investment holds 30% of the outstanding shares of our common stock, Micro Investment shall be entitled to designate four of the members of our Board of Directors. This control by Micro Investment could prevent, or make more difficult, a sale of Micro Therapeutics that is not on terms acceptable to Micro Investment. In addition, this control would allow Micro Investment to prevent, or alternatively, to cause to occur, significant corporate transactions.

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

We have a limited operating history, during which time we have not been profitable.  We were incorporated in 1993. From our inception through June 30, 2003, we incurred cumulative losses of approximately $97 million. We expect additional losses as we expand our research and development, clinical, regulatory, manufacturing and marketing efforts. We may not achieve significant sales of our products or become profitable. We could encounter substantial delays and unexpected expenses related to the introduction of our current and future products, or our research and development, clinical, regulatory, manufacturing and marketing efforts. Such delays or expenses could reduce revenues, increase operating losses and have a negative effect on our business.

We depend on patents and proprietary technology to protect our intellectual property and our business. Our success will depend in part on our ability to:

     •    obtain and maintain our patents;

     •    preserve our trade secrets; and

     •    operate without infringing the proprietary rights of others.

The patent position of a medical device company may involve complex legal and factual issues. As of August 11, 2003, we held 72 issued U.S. patents and 15 issued foreign patents, and have 33 U.S. and 59 foreign patent applications pending. Our issued U.S. patents cover technology underlying our neuro vascular products, such as our embolic products and micro catheters, and our peripheral vascular products, such as the thrombolytic brush. The expiration dates of these patents range from 2009 to 2021. The pending claims cover additional aspects of our neuro vascular and peripheral vascular product lines. One of the U.S. patents we use is currently licensed by us from a physician. In addition, there are eight foreign patent applications, not included in the above totals, the technology for which has been licensed to Dendron by the named physicians on the patent applications. There is no guarantee that issued patents will provide us significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. It is possible that patents belonging to competitors will require us to alter our technology and products, pay licensing fees or cease to market or develop our current or future technology and products. We also rely on trade secrets to protect our proprietary technology, and it is possible others will independently develop or otherwise acquire equivalent technology or that we will be unable to maintain our technology as trade secrets. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. If we fail to protect our intellectual property rights, there could be a negative impact on our business.

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

On November 16, 2001, and as restated on August 4, 2003, we entered into an agreement with ev3 International, Inc. Under the terms of the agreement, ev3 International commenced providing, on January 1, 2002, product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where we have no existing third-party distributor for our products, and distributor management services in certain countries outside the U.S. and Canada where we have an existing third-party distributor for our products. All the countries that had been included in the territory covered by our distribution agreement with Guidant are included in our agreement with ev3 International.

Effective as of December 31, 2002, we entered into a distribution support services agreement with ev3 Inc. whereby ev3 Inc. assumed responsibility for inventory management, customer service, and administrative tasks in connection with the sales and marketing of our peripheral vascular product line in the U.S. and Canada, which had been handled by Abbott through December 31, 2002.  On April 30, 2003, we entered into a distribution agreement with ev3 Inc., which superceded the December 31, 2002 distribution support services agreement described above.  Under the terms of the April 2003 distribution agreement, ev3 purchases peripheral vascular products from us at a fixed percentage of the actual sales prices realized by ev3 Inc. from end-user customers.

On June 2, 2003, we entered into a distribution support services agreement with ev3 Inc. under which ev3 Inc. performs inventory and administrative services with respect to finished goods inventory of our products.  Under the terms of the agreement, we are charged a fee based on a fixed percentage of the gross end-customer sales we realize from sales of those products.

On June 1, 2003, we entered into distribution agreements with ev3 K.K. (Japan) and ev3 Canada, Inc., both wholly owned subsidiaries of ev3 Inc., or, collectively, the ev3 subsidiaries.  Under the terms of such distribution agreements, both of the ev3 subsidiaries purchase peripheral and neuro vascular products from us at a fixed percentage of the actual sales prices realized by the ev3 subsidiaries from end-user customers.

There is no guarantee that any of the ev3 entities will be successful in providing the services to us called for in the agreements described above.

Stockholders owning a majority of the common stock of ev3 Inc. are members of Micro Investment, LLC, our majority stockholder. Additionally, the individual who became Chairman of the Company’s Board of Directors in January 2002 and the Company’s acting President and Chief Executive Officer from April 2002 through October 2002 is the President of ev3 International, and is Executive Vice President and a director of ev3 Inc., and members of our Board of Directors also hold the following positions:  one individual is Chairman of the Board of Directors of ev3 Inc.; two individuals are directors of ev3 Inc.; and an individual is President, Chief Executive Officer and a director of ev3 Inc.

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

Based on the information regarding the material composition of Onyx, we believe Onyx shall be regulated as a device. However, the FDA could at a later date determine that Onyx should be regulated as a drug. Such a change could significantly delay the commercial availability of Onyx and have a material adverse effect on our business. Before we can commercially market Onyx in the U.S. as a device, we will be required to submit one or more pre-market approval applications to the FDA. This generally involves a substantially longer and less certain review process than that of a 510(k) pre-market notification. Such pre-market approval applications require human clinical testing prior to any action by the FDA. In March 2001, we received FDA approval to begin a pivotal clinical trial in the United States for the use of Onyx in treating brain aneurysms. In July 2002, we received FDA approval to modify the protocol for the aneurysm trial and treat an additional 100 patients in the trial using the new protocol. As of August 7, 2003, 24 patients had been treated in the aneurysm trial under the new protocol. There is no assurance that the trial can be successfully completed, or, if completed, that regulatory approval can be obtained.

In August 2003, an advisory panel of the FDA voted to recommend, with conditions, to the FDA the approval of Onyx for the treatment of AVMs. There is no assurance, however, that the FDA will follow the panel’s recommendation or that we will be able to comply with the conditions recommended by the panel.

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

Our revenues could be diminished if we are not able to expand our international sales.  Sales for the three months ended June 30, 2003 to customers in Germany and the United Kingdom aggregated 11% and 10%, respectively, of total net sales. Sales for the six months ended June 30, 2003 to customers in Germany aggregated 10% of total net sales. No other countries accounted for 10% or more of total net sales for either the three or six months ended June 30, 2002 or 2003. In addition, 68% of our revenues were derived from international sales. We believe our future performance will be dependent in part upon our ability to increase international sales. Although the perceived demand for certain products may be lower outside the United States, we intend to continue to expand our international operations and to enter additional international markets, which will require significant management attention and financial resources. There is no guarantee, however, that we will be able to successfully expand our international sales.

Our success in international markets will depend on our ability to establish and maintain suitable strategic alliances, or establish a direct sales presence. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, fluctuating exchange rates, difficulties in staffing and managing foreign sales and support operations, additional working capital requirements, customs, duties, tariff regulations, export license requirements, political and economic instability, potentially limited intellectual property protection and difficulties with distributors. In addition, sales and distribution of our products outside the United States are subject to extensive foreign government regulation. In addition, we sell products generally in local currency, which subjects us to currency exchange risks.

Large-scale market acceptance of our products will depend on the availability and level of reimbursement in international markets that we target.  Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Obtaining reimbursement approvals in each country can require 12-18 months or longer. Any delays in obtaining, or an inability to obtain, reimbursement approvals could have a material adverse effect on our business.

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

In May 1999 the Board of Directors adopted a Stockholder Rights Plan. The Stockholder Rights Plan provides each stockholder of record one right for each share of common stock of Micro Therapeutics. The rights are represented by our common stock certificates, and are not traded separately from common stock and are not exercisable. The rights will become exercisable only if, unless approved by the Board of Directors, a person acquires or announces a tender offer that would result in ownership of 20% or more of Micro Therapeutics’ common stock, at which time, each right would enable the holder to buy shares of our common stock at a discount to the then market price. Micro Therapeutics may redeem the rights for $0.01 per right, subject to adjustment, at any time before the acquisition by a person or group of 20% or more of Micro Therapeutics’ stock. The rights have a ten-year term. The Stockholder Rights Plan may have the effect of delaying, deferring or preventing a change in control of our stock. This may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of the common stock.

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

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

A description of litigation to which the Company is a party is as follows:

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

On July 4, 2001, the plaintiff filed another suit against Dendron alleging that the EDC I coil device infringes another European patent held by the plaintiff. The complaint was filed in the District Court of Düsseldorf, Germany seeking additional monetary and injunctive relief. In April 2002, the Court found that EDC I coil devices do infringe the plaintiff’s patent. The case is under appeal.

Dendron no longer markets or sells the EDC I coil device. There can be no assurance, however, that the plaintiff will not be able to successfully assert similar claims against the Sapphire family of embolic coils.

William Cook Europe ApS, Denmark. On April 2, 2002, Dendron was named as the defendant in a patent infringement lawsuit brought by William Cook Europe ApS, Denmark, the plaintiff, alleging that a German utility model, an un-reviewed German patent application, owned by the plaintiff is infringed upon by Dendron’s EDC II “curved tip” coil devices. The suit was filed in the District Court of Nordrhein-Westfalia (Landgericht) in Düsseldorf, seeking monetary and injunctive relief. In December 2002, the court determined that Dendron’s device did infringe on the utility model. A written opinion has not yet been issued by the court. In January 2003, the same court issued a “stay” of its decision, pursuant to a request by the Company, pending the outcome of other litigation that, if the Company is successful, could result in the cancellation of the utility model described above. Should the Company not prevail in these matters, the Company has not yet determined whether or not to appeal the court’s decision, but the Company believes that such a decision would not have a material impact on the Company’s financial position or results of operations. The product subject to these matters is the Curved Tip coil within the Sapphire product family.

Actions Initiated by the Company

Concurrent with its acquisition of Dendron, the Company initiated a series of legal actions in Europe with the primary purpose of asserting both invalidity and non-infringement by the Company of certain patents held by others. The range of patents at issue are held by the Regents of the University of California and Boston Scientific Corporation (collectively, the “patent holders”) and cover detachable coils and certain delivery catheters. These actions are in multiple European jurisdictions, and include a cross-border action that is to be heard by a Dutch court on September 1, 2003. In the event these actions result in unfavorable rulings to the Company, the patent holders may bring action to either enjoin the sale of the Company’s detachable coils and certain delivery catheters in Europe and / or obtain monetary relief.

In the U.S., concurrent with the FDA’s marketing clearance of the Sapphire line of embolic coils received in July 2003, the Company initiated a declaratory judgment action against the patent holders that also includes assertions of non-infringement by the Company and invalidity of a range of patents held by the patent holders related to detachable coils and certain delivery catheters.

To date, the Company has incurred significant cost in initiating the actions in Europe, and expects that the rate of such expenditures will increase commensurate with the actions it has initiated in the US, until such time as all such matters are resolved.

Other Matters

 The Company is involved in other litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse effect on the Company’s financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on May 22, 2003, at which two proposals were presented and voted on.

Proposal One:	Each of the eight nominees to the Board of Directors was elected for a one-year term by the stockholders. The following directors were elected with the following voting results:

 James Corbett (For, 33,668,904; Withheld, 324,881); George Wallace (For, 33,663,904; Withheld, 329,881); Thomas Wilder (For, 33,668,804; Withheld, 324,981); Dale A. Spencer (For, 33,775,113; Withheld, 218,672); Elizabeth Weatherman (For, 33,661,904; Withheld, 331,881); Richard Emmitt (For, 33,773,113; Withheld, 220,672); and Paul Buckman (For, 33,502,804; Withheld, 490,981).

Proposal Two:

The appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2003 was ratified. The voting results were: For, 33,782,383; Against, 208,152; Abstain, 3,250.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

See Index To Exhibits on Page 32 of this Quarterly Report on Form 10-QSB.

(b)	Reports on Form 8-K

On May 2, 2003, the Company filed a Form 8-K with respect to the Company’s issuance of a press release and holding of a conference call with analysts and investors regarding the Company’s public reporting of its results of operations for the three months ended March 31, 2003.

No other reports on Form 8-K were filed, or required to be filed, by the Company during the quarterly period ended June 29, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO THERAPEUTICS, INC.

Date: August 13, 2003	By:	/s/ HAROLDA. HURWITZ

Harold A. Hurwitz Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.4.1	First Amendment to Lease, dated as of May 28, 2003, by and between Micro Therapeutics and EJM Development Co.

10.40	Distribution Agreement - U.S. Peripheral Distribution, dated as of April 30, 2003, by and between Micro Therapeutics and ev3 Inc.*

10.41	Distribution Agreement (Canada), dated as of June 1, 2003, by and between Micro Therapeutics and ev3 Canada, Inc.*

10.42	Distribution Agreement (Japan), dated as of June 1, 2003, by and between Micro Therapeutics and ev3 K.K.*

10.43	Distribution Support Services Agreement, dated as of June 2, 2003, by and between Micro Therapeutics and ev3 Inc.*

10.44	Amended and Restated Sales Representative Agreement, dated August 4, 2003, by and between Micro Therapeutics and ev3 International, Inc.*

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to Micro Therapeutics’ application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.