Form 10QSB
period 2003-09-28
MICRO THERAPEUTICS INC
filed 2003-11-17
CIK 311407

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 28, 2003

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

Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at November 7, 2003
Common Stock, $.001 par value	35,075,019

Transitional small business disclosure format:

Yes ☐    No ☒

Page 1 of 33 Pages

Exhibit Index on Page 33

MICRO THERAPEUTICS, INC.

2

MICRO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEET

September 30, 2003

(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$4,783,000
Accounts receivable, net of allowance for doubtful accounts of $627,000	7,398,000
Inventories, net of allowance for obsolescence of $528,000	5,906,000
Prepaid expenses and other current assets	1,141,000

Total current assets	19,228,000
Property and equipment, net of accumulated depreciation of $4,569,000	2,705,000
Intangible assets, net of accumulated amortization of $2,837,000	10,302,000
Goodwill	13,283,000
Other assets	1,188,000

Total assets	$46,706,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,578,000
Accrued salaries and benefits	2,221,000
Accrued liabilities	2,877,000
Deferred revenue and other liabilities	673,000

Total current liabilities	8,349,000
Other liabilities	490,000

Total liabilities	8,839,000

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $0.001 par value, 45,000,000 shares authorized; 35,073,144 shares issued and outstanding	35,000
Additional paid-in capital	141,100,000
Accumulated deficit	(103,107,000)
Accumulated other comprehensive loss	(161,000)

Total stockholders’ equity	37,867,000

Total liabilities and stockholders’ equity	$46,706,000

See notes to unaudited consolidated financial statements.

3

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three and Nine Months Ended September 30, 2002 and 2003

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2002	2003	2002	2003
Net sales	$2,950,000	$5,208,000	$8,922,000	$15,943,000
Cost of sales	1,433,000	2,033,000	3,927,000	6,018,000

Gross margin	1,517,000	3,175,000	4,995,000	9,925,000

Costs and expenses:
Research and development	1,716,000	2,541,000	4,835,000	7,653,000
Clinical and regulatory	1,728,000	1,529,000	4,304,000	6,364,000
Marketing and sales	3,476,000	2,905,000	8,985,000	10,032,000
General and administrative	1,197,000	2,489,000	3,550,000	6,985,000
Distribution termination	613,000	—	617,000	—

Total costs and expenses	8,730,000	9,464,000	22,291,000	31,034,000

Loss from operations	(7,213,000)	(6,289,000)	(17,296,000)	(21,109,000)

Other income (expense):
Stock issuance expenses	—	—	—	(600,000)
Interest income	93,000	9,000	384,000	90,000
Interest expense	—	—	(4,000)	(90,000)
Gain on sale of investment	—	—	7,386,000	14,647,000
Foreign currency transaction income (loss)	—	(54,000)	141,000	(180,000)
Other income	—	9,000	—	113,000

Total other income (expense)	93,000	(36,000)	7,907,000	13,980,000

Loss before provision for income taxes	(7,120,000)	(6,325,000)	(9,389,000)	(7,129,000)
Provision for income taxes	1,000	—	2,000	2,000

Net loss	(7,121,000)	(6,325,000)	(9,391,000)	(7,131,000)

Other comprehensive loss
Foreign currency translation loss	—	(20,000)	—	(161,000)

Total other comprehensive loss	—	(20,000)	—	(161,000)

Comprehensive loss	$(7,121,000)	$(6,345,000)	$(9,391,000)	$(7,292,000)

Per share information
Net loss available to common stockholders	$(7,121,000)	$(6,325,000)	$(9,391,340)	$(7,131,000)
Net loss per share (basic and diluted)	$(0.35)	$(0.18)	$(0.46)	$(0.22)
Shares used in computation of net loss per share (basic and diluted)	20,428,000	35,004,000	20,351,000	33,001,000

See notes to unaudited consolidated financial statements.

4

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2002 and 2003

(Unaudited)

	2002	2003
Cash flows from operating activities:
Net loss	$(9,391,000)	$(7,131,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of fixed assets	—	(2,000)
Depreciation and amortization	748,000	2,504,000
Gain on sale of investment	(7,386,000)	(14,647,000)
Compensation related to stock options	165,000	280,000
Allowance for doubtful accounts	—	405,000
Provision for inventory obsolescence	—	259,000
Change in operating assets and liabilities (net of effects of acquisition of Dendron GmbH):
Accounts receivable	(1,826,000)	(4,459,000)
Inventories	(674,000)	(2,736,000)
Prepaid expenses and other current assets	(2,562,000)	(264,000)
Accounts payable	92,000	(1,799,000)
Accrued salaries and benefits	450,000	971,000
Accrued liabilities	(3,325,000)	(1,663,000)
Deferred revenue and other liabilities	(75,000)	79,000

Net cash used in operating activities	(23,784,000)	(28,203,000)

Cash flows from investing activities:
Proceeds from sale of investment	7,386,000	14,647,000
Acquisition of Dendron, GmbH	—	(116,000)
Additions to property and equipment	(470,000)	(1,385,000)
Proceeds from sale of fixed assets	—	4,000
Additions to patents and licenses	(337,000)	(419,000)
Increase in other assets	(641,000)	67,000

Net cash provided by investing activities	5,938,000	12,798,000

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	101,000	98,000
Proceeds from exercise of stock options	902,000	527,000
Proceeds from issuance of note payable	—	4,000,000
Proceeds from issuance of common stock in private placements, net of costs	8,098,000	14,069,000

Net cash provided by financing activities	9,101,000	18,694,000

Effect of exchange rates on cash	—	(39,000)

Net increase (decrease) in cash and cash equivalents	(8,745,000)	3,250,000
Cash and cash equivalents at beginning of period	36,974,000	1,533,000

Cash and cash equivalents at end of period	$28,229,000	$4,783,000

Non-cash financing activity
Offset of notes payable against investor participation in private placement of common stock	—	$7,000,000
Issuance of common stock for payment of stock issuance expenses	—	$589,000

See notes to unaudited consolidated financial statements.

5

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

Reporting Periods

Effective January 1, 2003, the Company adopted a financial reporting calendar under which each fiscal quarter ends on the Sunday nearest to the end of the applicable calendar quarter, except that the fourth fiscal quarter ends on December 31. In years prior to 2003, fiscal quarters and traditional calendar quarters were identical. Accordingly, the first three fiscal quarters in 2003 ended on March 30, June 29 and September 28, 2003, whereas the first three fiscal quarters in 2002 ended on March 31, June 30 and September 30, 2002. For convenience, the first three fiscal quarters in both 2002 and 2003 are referred to in this report on Form 10-QSB as having ended on March 31, June 30 and September 30 of their respective years.

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

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 (except for mandatorily redeemable noncontrolling interests). For all instruments that existed prior to May 31, 2003, the Standard is effective at the beginning of the first interim period beginning after June 15, 2003 (except for mandatorily redeemable noncontrolling interests). For mandatorily redeemable noncontrolling interests, the FASB has deferred the provisions of FAS 150 until further notice. The provisions of SFAS 150 adopted thus far did not have a material effect on the Company’s financial statements and the adoption of the remaining provision of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated into the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or that is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. For entities created on or prior to January 31, 2003, the consolidation requirements apply in the first fiscal year or interim period beginning after December 15, 2003. The Company is currently evaluating the impact of the adoption of FIN 46, but does not expect that such adoption will have a material impact on the Company’s results of operations, financial position or cash flows.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees Of Indebtedness Of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 relates to the accounting for and disclosure of guarantees. FIN 45 excludes certain types of guarantees from its initial recognition and measurement, including guarantees between parents and their subsidiaries or between corporations under common control. The disclosure requirements of FIN 45 are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions should be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous accounting for guarantees issued prior to the initial application date of FIN 45 should not be revised or restated to reflect the effect of the new recognition and measurement provisions. The Company’s adoption of FIN 45 has not had a material impact on its consolidated financial statements.

Intangible Assets

Costs incurred to obtain patents and licenses, and amounts ascribed to intangible assets acquired in connection with the Dendron acquisition (Note 5) are capitalized. All amounts assigned to these intangible assets are amortized on a straight-line basis over an estimated five-year useful life from the date of issue or acquisition. The Company continually evaluates the amortization period and carrying basis of intangible assets to determine whether later events and circumstances warrant a revised estimated useful life or reduction in value.

Amortization of intangibles for the next five years based on patents issued, and intangible assets acquired, as of September 30, 2003 is estimated to be as follows:

Year Ending December 31,
2004	$2,258,000
2005	$2,200,000
2006	$2,166,000
2007	$2,115,000
2008	$525,000

3.	Stock-Based Compensation

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

Had compensation cost been determined on the fair value at the grant dates for awards under those plans consistent with the method promulgated by SFAS No. 123, the Company’s net loss and related per share amounts would have been as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2002	2003	2002	2003
Net loss
As reported	$(7,121,000)	$(6,325,000)	$(9,391,000)	$(7,131,000)
Deduct: Total stock-based employee compensation expense	(143,000)	(63,000)	$(428,000)	$(190,000)

Pro forma	$(7,264,000)	$(6,388,000)	$(9,819,000)	$(7,321,000)

Net loss per share (basic and diluted)
As reported	$(0.35)	$(0.18)	$(0.46)	$(0.22)
Pro forma	$(0.36)	$(0.18)	$(0.48)	$(0.22)

4.	Inventories

Inventories at September 30, 2003 consist of the following:

Raw materials	$3,018,000
Work-in-process	20,000
Finished goods	3,396,000

6,434,000
Reserve for obsolescence	(528,000)

$5,906,000

5.	Acquisition of Dendron GmbH

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

In connection with the acquisition, the Company informed substantially all of Dendron’s distributors of the Company’s intent to terminate the related distribution agreements. Based on negotiations, and on agreements reached, with the distributors, the Company’s estimate of costs of such distributor terminations is $504,000. Also in connection with the acquisition, the Company entered into termination agreements with certain Dendron executives. The cost of such termination agreements is $240,000. Costs directly related to the acquisition incurred by the Company amounted to $1,968,000.

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

Under the terms of the stock purchase agreement, the Company may be required to make additional payments, aggregating up to $15,000,000, which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. Subsequent to September 30, 2003, the $4 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million will be due in 2004. A second additional payment of $3.75 million is contingent upon Dendron products achieving revenues of $5 million during 2004, and a final additional payment of $7.5 million is contingent upon Dendron products achieving cumulative revenues of $25 million for the period commencing with the Company’s acquisition of Dendron in 2002 through 2008.

6.	Equity Financing

On September 3, 2002, the Company entered into a securities purchase agreement under which the Company obtained a commitment from Micro Investment LLC (“Micro Investment”), the Company’s majority stockholder, to lead a $30 million private placement of the Company’s common stock, either as the sole or as a participating investor, in two stages, to replenish the Company’s cash reserves after making the initial payment with respect to the acquisition of Dendron GmbH (Note 5) and to support the anticipated short-term working capital needs of the operations of the Company subsequent to its acquisition of Dendron. Additional investors, including a then-current member of the Company’s Board of Directors and an officer of the Company, subsequently agreed to purchase a portion of the shares that Micro Investment had committed to purchase.

The first stage of the private placement closed on September 30, 2002, at which time the Company issued 4,056,399 shares of its common stock to the investors at a purchase price of $2.083 per share, resulting in aggregate proceeds to the Company of approximately $8,449,000.

The second stage of the private placement closed on February 20, 2003, at which time the investors purchased an additional 10,345,905 shares of the Company’s common stock at a purchase price of $2.083 per share, resulting in proceeds to the Company of approximately $14.1 million, net of the offset of certain notes payable as described in Note 7. As of the closing of the second stage of the private placement, Micro Investment owned approximately 69% of the outstanding shares of the Company’s common stock.

Before the Company could close the second stage of the private placement, stockholder approval was required in order to increase the number of shares of common stock the Company was authorized to issue to 45 million shares of common stock, so that the Company could issue the additional 10,345,905 shares of its common stock to the investors.

Under the terms of the securities purchase agreement, the Company was required to prepare and file with the Securities and Exchange Commission, as soon as practicable after the closing of the second stage of the private placement, a registration statement for the purpose of registering under the Securities Act of 1933, all of the shares of the Company’s common stock that were sold in the first and second stages of the private placement. The registration rights provisions further provided that, for each complete 30-day period subsequent to March 31, 2003 in which the registration statement had not been declared effective by the Securities and Exchange Commission, the investors in the private placement could demand, and the Company would be obligated to pay, liquidated damages in the amount of 2% of the aggregate purchase price paid for the shares of common stock in the first and second stages of the private placement. The Securities and Exchange Commission declared the registration statement effective on May 9, 2003. Accordingly, the amount of liquidated damages payable is $600,000, which amount was accrued as a liability and expensed in the second quarter of 2003. On July 25, 2003, the Company and a majority-in-interest of the investors agreed that, in lieu of a cash payment, the investors would receive additional shares of the Company’s common stock equal to the damages due, based on a value of $4.48 per share, representing the average closing price of the Company’s common stock for the 30 trading days ended July 25, 2003. These shares were issued in August 2003.

Of the eight members of the Company’s Board of Directors, five members directly or indirectly hold equity interests in ev3 LLC, sole owner of Micro Investment, and one is the Company’s President and Chief Executive Officer. The two members of the Company’s Board of Directors who neither hold equity interests in ev3 LLC nor are members of the Company’s management constitute an independent committee of the Company’s Board of Directors. This independent committee evaluates for approval all transactions and other matters between the Company and Micro Investment, and approved the Company’s execution of the securities purchase agreement described above, and the Company’s issuance and subsequent offset, of the notes payable described in Note 7.

7.	Notes Payable

In order to satisfy the Company’s anticipated short-term working capital requirements pending the closing of the second stage of the private placement under the terms of the September 3, 2002 securities purchase agreement (Note 6), on November 18, 2002, the Company obtained a short-term loan by issuing an unsecured $3 million promissory note to Micro Investment. The note was due and payable by the Company upon the earlier of (1) the demand of Micro Investment or (2) May 18, 2003. On January 8, 2003, the Company obtained a second short-term loan by issuing an unsecured $4 million promissory note to Micro Investment. The note was due and payable by the Company upon the earlier of (1) the demand of Micro Investment or (2) July 8, 2003. Both notes had stated interest rates of 10% per annum prior to maturity and 12% per annum thereafter. Upon closing of the second stage of the private placement on February 20, 2003, these loans, and related accrued interest payable, were offset in full against the investment amount due from Micro Investment pursuant to its participation in the second stage of the private placement, and the related promissory notes were cancelled.

8.	Distribution Agreements

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

The Company was required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century was required to achieve by March 31, 2003. The Company accrued the entire termination fee as of December 31, 2001, and has paid Century $1.1 million based on the Company’s assessment of Century’s achievement of milestones under the terms of the April 2002 agreement. The Company and Century are currently in discussion regarding the payment, if any, of the remaining $400,000.

Abbott Laboratories

On June 28, 2000, the Company and Abbott Laboratories entered into a distribution agreement, which superceded a previously existing distribution agreement entered into in August 1998. Under the June 2000 agreement, as amended in May 2002, Abbott purchased the Company’s peripheral blood clot therapy products for distribution in the United States, and the Company had certain responsibilities for marketing and promotion. The agreement had an initial term through 2008, which could be extended by mutual agreement. Abbott had the ability to terminate the agreement upon 180 days written notice, and the Company had the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events had not occurred or if Abbott has not achieved certain performance criteria, as defined in the agreement, as of the previous June 30. As of June 30, 2002, certain of those events had not occurred, and, on July 28, 2002, the Company notified Abbott of the Company’s intent to terminate the distribution agreement, which termination became effective on December 31, 2002. In August 2003, the Company paid Abbott a termination fee of approximately $1.1 million in connection with the Company’s termination of the agreement.

ev3 Inc. and Subsidiaries

Of the eight members of the Company’s Board of Directors, five members directly or indirectly hold equity interests in ev3 LLC, sole owner of ev3 Inc. In addition, of these five individuals, the individual who became Chairman of the Company’s Board of Directors in January 2002 and the Company’s acting President and Chief Executive Officer from April 2002 through October 2002 is the President and Chief Operating Officer of ev3 Inc. and the President of ev3 International, a wholly owned subsidiary of ev3 Inc.; one individual is Chief Executive Officer and Chairman of the Board of Directors of ev3 Inc.; and three individuals are directors of ev3 Inc. There are two members of the Company’s Board of Directors who neither hold equity interests in ev3 LLC nor are members of the Company’s management and constitute an independent committee of the Company’s Board of Directors. This independent committee evaluates for approval all transactions and other matters between the Company and ev3 Inc. and its subsidiaries, and approved the Company’s execution of the agreements described below.

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

9.	Enteric Medical Technologies, Inc.

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

In addition, the merger agreement gave each Enteric stockholder the right to receive a pro rata share of a First Contingent Payment and a Second Contingent Payment, should Enteric have achieved defined milestones on or before the fifth anniversary of the merger agreement. In January 2003, Enteric achieved the first of such milestones, and in February 2003, the Company received its pro rata share of the First Contingent Payment, amounting to $7.7 million which the Company recorded as gain on sale of investment during the first quarter of 2003, net of escrowed amounts of $900,000. In April 2003, Enteric achieved the second milestone, and in May 2003 the Company received its pro rata share of the Second Contingent Payment, amounting to $7.0 million, net of escrowed funds of 20% of the gross Second Contingent Payment which the Company recorded as gain on sale of investment during the second quarter of 2003.

10.	Per Share Information

Basic and diluted net loss per share are calculated by dividing the net loss for the applicable period by the weighted average number of common shares issued and outstanding during the period. Potential common shares, represented by options to purchase common shares, have been excluded from the diluted per share calculation due to their anti-dilutive effect. At September 30, 2003, such potential common shares comprise options to purchase approximately 3,743,000 common shares at prices ranging from $0.46 to $11.00, with a weighted average price of $5.12, which were outstanding at that date.

11.	Segment Information

Information with respect to net sales for the three and nine months ended September 30, 2002 and 2003 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Product Segments
Embolic products	$468,000	$1,715,000	$1,655,000	$5,330,000
Neuro access products	1,776,000	2,999,000	5,164,000	8,722,000
Peripheral blood clot therapy and other	706,000	494,000	2,103,000	1,891,000

Total net sales	$2,950,000	$5,208,000	$8,922,000	$15,943,000

Geographic Segments
United States	$1,515,000	$1,863,000	$4,565,000	$5,470,000
International	1,435,000	3,345,000	4,357,000	10,473,000

Total net sales	$2,950,000	$5,208,000	$8,922,000	$15,943,000

Sales to Abbott constituted 20% and 21% of total net sales for the three and nine months ended September 30, 2002, respectively. No other customer accounted for 10% or more of total net sales for the three or nine months ended September 30, 2002. Sales to ev3 Inc. and its subsidiaries constituted 13% of total net sales for the three months ended September 30, 2003. No other customer accounted for 10% or more of total net sales for the three months ended September 30, 2003, and no customer accounted for 10% or more of total net sales for the nine months ended September 30, 2003.

No countries outside the United States accounted for 10% or more of total net sales for either the three or nine months ended September 30, 2002. Sales for the three and nine months ended September 30, 2003 to customers in Germany aggregated 13% and 11%, respectively, of total net sales. No other countries outside the United States accounted for 10% or more of total net sales for either the three or nine months ended September 30, 2003.

At September 30, 2003, receivables from ev3 Inc. and its subsidiaries aggregated approximately $2.3 million. Of this amount, approximately $745,000 represented amounts collected by ev3 International from third party customers on the Company’s behalf.

12.	Contingencies

A description of litigation to which the Company is a party is as follows:

In September 2000, Dendron was named as the defendant in three patent infringement lawsuits brought by the Regents of the University of California, the plaintiff, in the District Court (Landgericht) in Düsseldorf, Germany. The complaints requested a judgment that Dendron’s EDC I coil device infringes three European patents held by the plaintiff and asked for relief in the form of an injunction that would prevent Dendron from producing and selling the devices within Germany and selling from Germany to customers abroad, as well as an award of damages caused by Dendron’s alleged infringement, and other costs, disbursements and attorneys’ fees. In August 2001, the Court issued a written decision that EDC I coil devices do infringe the plaintiff’s patents, enjoined Dendron from selling the devices within Germany and from Germany to customers abroad, and requested that Dendron disclose the individual product’s costs as the basis for awarding damages. In September 2001, Dendron appealed the decision. In addition, Dendron instituted challenges to the validity of each of these patents by filing opposition proceedings with the European Patent Office (“EPO”) against one of the patents (the Company joined Dendron in this action in connection with its acquisition of Dendron), and by filing, with the Company, nullity proceedings with the German Federal Patents Court against the German component of the other two patents. In February and March 2003, the Düsseldorf Court of Appeals stayed the litigation proceedings, pending decisions by the German Federal Patents Court and the EPO.

On July 4, 2001, the plaintiff filed another suit against Dendron alleging that the EDC I coil device infringes another European patent held by the plaintiff. The complaint was filed in the District Court of Düsseldorf, Germany seeking additional monetary and injunctive relief. In April 2002, the Court found that EDC I coil devices do infringe the plaintiff’s patent. The case is under appeal and, likewise, has been stayed by the Düsseldorf Court of Appeal in view of the pending opposition proceedings filed by the company against the patent in the European Patent Office.

Dendron ceased all activities with respect to the EDC I coil device prior to the Company’s October 2002 acquisition of Dendron (Note 5).

In April 2002, Dendron was named as the defendant in a patent infringement lawsuit brought by William Cook Europe A/S, Denmark, the plaintiff (“Cook”), alleging that a German Utility Model is infringed upon by Dendron’s EDC II “curved tip” coil devices. The suit was filed in the District Court (Landgericht) in Düsseldorf, seeking monetary and injunctive relief. In January 2003, the court issued a “stay” of the proceedings, pursuant to a request by the Company, pending the outcome of a cancellation request in the Federal German Patent and Trademark Office (“GPTO”) filed by the Company against the utility model described above. In October 2003 the GPTO announced its decision, which the Company believes renders its products to be non-infringing. A written decision is forthcoming. Cook may appeal the GPTO decision, however, the Company believes that such an appeal, if successful, would not have a material impact on the Company’s financial position or results of operations. The product subject to these matters is the Curved Tip coil within the Sapphire product family.

Concurrent with its acquisition of Dendron, the Company initiated a series of legal actions in the Netherlands, the U.K. and Germany, which included a cross-border action that was heard by a Dutch court, as further described below. The primary purpose of these actions was to assert both invalidity and non-infringement by the Company of certain patents held by others. The range of patents at issue are held by the Regents of the University of California and Boston Scientific Corporation (collectively, the “patent holders”) related to detachable coils and certain delivery catheters. Rulings unfavorable to the Company in these actions could result in the Company being enjoined from engaging in infringing activities with respect to the Sapphire family of embolic coils and certain delivery catheters in Europe and the U.K., and the patent holders may be entitled to monetary relief.

In October 2003, the Dutch court ruled that three patents at issue related to detachable coils are valid and that the Company’s Sapphire coils do infringe such patents. The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid. Under the court’s ruling, the Company may be enjoined from engaging in infringing activities related to the Sapphire coils in any of 14 countries in Europe, and may be liable for unspecified monetary damages for activities engaged in by the Company since September 27, 2002. The court has granted the Company an additional hearing, scheduled for November 27, 2003, at which the Company, among other objectives, will seek to obtain clarification of the court’s ruling. The Company also intends to file an appeal with the court. In order for the court’s ruling to be enforced, the patent holders must serve notices of injunction on the country-specific basis. Such injunction notices have been served by the patent holders in Germany and other countries, and the patent holders may serve such notices in any of the remaining countries affected. The Company intends to comply with the injunctions.

In January 2003, the Company initiated a legal action in the U.K. that seeks a declaration that a patent held by the patent holders related to delivery catheters is invalid, and that the Company’s products do not infringe this patent. The patent in question is the same patent that was found by the Dutch court in October 2003 to be invalid, as discussed above. The patent holders have counterclaimed for alleged infringement by the Company. A trial in the U.K. has been scheduled for May 2004.

In the U.S., concurrent with the U.S. Food and Drug Administration’s, or FDA’s, marketing clearance of the Sapphire line of embolic coils received in July 2003, the Company initiated a declaratory judgment action against the patent holders that also includes assertions of non-infringement by the Company and invalidity of a range of patents held by the patent holders related to detachable coils and certain delivery catheters. In October 2003, the court dismissed the Company’s actions for procedural reasons without regard to the merits of the parties’ positions.

The Company is involved in other litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse effect on the Company’s financial position or results of operations.

13.	Management’s Plans

The Company believes that current resources will be sufficient to fund its operations and satisfy its obligations through the end of 2003, at which time the Company will not have achieved cash flow positive operations. In this respect, the Company is considering a number of financing alternatives, including additional equity financing. There can be no assurance that any such transaction will be available at terms acceptable to the Company, if at all, that any financing transaction will not be dilutive to current stockholders or that the Company will have sufficient working capital to fund future operations. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its ongoing operations. The Company’s future liquidity and capital requirements will be influenced by numerous factors, including, in no particular order, progress of the Company’s clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, sales and marketing programs, the performance of ev3 Inc. and its subsidiaries under the terms of the agreements with the Company described above, and the effects of litigation regarding the Company’s intellectual property.

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

Abbott Laboratories

The Company commenced U.S. commercial shipments of its first thrombolytic infusion catheters in November 1994. Through the third quarter of 1999, the majority of the Company’s revenues were derived from sales of its initial infusion catheters and related accessories, and its line of mechanical thrombolytic brushes, collectively, the peripheral blood clot therapy products. In August 1998, and as revised in June 2000 and May 2002, the Company entered into a distribution agreement with Abbott, which provided for distribution of such products by Abbott in the United States. Effective December 31, 2002, the Company’s agreement with Abbott was terminated, and the Company entered into agreements with ev3 Inc. for the distribution of its peripheral blood clot therapy products, as described below.

Guidant Corporation

In November 1997, the Company signed an agreement with Guidant to distribute the Company’s neurovascular products in Europe and, in August 1998, that agreement was expanded to include distribution in Europe of the Company’s peripheral embolization products. Until September 1999, no significant revenues had been received under the Guidant arrangement. Revenues under the Guidant arrangement were dependent, to a significant extent, upon the receipt by the Company of CE Mark certification for applications of the Company’s proprietary liquid embolic material, Onyx, market training and product launch activities. In July 1999, the Company received CE Mark approval for the treatment of arteriovenous malformations, or AVMs, in the brain using Onyx and, accordingly, the Company initiated market-training activities in July 1999. Product launch activities with respect to the brain AVM application commenced in September 1999.

In November 2000, the Company obtained CE Mark approval for the brain aneurysm application of Onyx. The Company commenced market-training activities with respect to this application during the fourth quarter of 2000 as part of its Cerebral Aneurysm Multi-center European Onyx, or CAMEO, Registry. The objective of the CAMEO Registry was the accumulation of data on 100 brain aneurysm patients treated with Onyx, for use in subsequent marketing of Onyx for this application. In the third quarter of 2001, the Company completed the CAMEO Registry. Also during the third quarter of 2001, the Company terminated its November 1997 distribution agreement with Guidant, effective December 31, 2001. As a result, the Company decided to defer the market launch of the brain aneurysm application of Onyx until the first quarter of 2002, in conjunction with the commencement of European marketing, sales and distribution of the Company’s products by ev3 International, as described below.

ev3 Inc. and Subsidiaries

Of the eight members of the Company’s Board of Directors, five members directly or indirectly hold equity interests in ev3 LLC, sole owner of ev3 Inc. In addition, of these five individuals, the individual who became Chairman of the Company’s Board of Directors in January 2002 and the Company’s acting President and Chief Executive Officer from April 2002 through October 2002 is the President and Chief Operating Officer of ev3 Inc. and the President of ev3 International, a wholly owned subsidiary of ev3 Inc.; one individual is Chief Executive Officer and Chairman of the Board of Directors of ev3 Inc.; and three individuals are directors of ev3 Inc. There are two members of the Company’s Board of Directors who neither hold equity interests in ev3 LLC nor are members of the Company’s management and constitute an independent committee of the Company’s Board of Directors. This independent committee evaluates for approval all transactions and other matters between the Company and ev3 Inc. and its subsidiaries.

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

The Company was required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century was required to achieve by March 31, 2003. The Company accrued the entire termination fee as of December 31, 2001, and has paid Century $1.1 million based on the Company’s assessment of Century’s achievement of milestones. The Company and Century are currently in discussion regarding the payment, if any, of the remaining $400,000.

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

The second stage of the private placement closed on February 20, 2003, in which the Company issued 10,345,905 shares of the Company’s common stock at a purchase price of $2.083 per share, resulting in proceeds to the Company of approximately $14.1 million, net of the offset of certain notes payable as described in Note 7 to the accompanying consolidated financial statements. As of the closing of the second stage of the private placement, Micro Investment owned approximately 69% of the outstanding shares of the Company’s common stock.

Dendron GmbH

On October 4, 2002, the Company completed the purchase of all of the outstanding shares of equity stock of Dendron GmbH, a privately held, German-based developer and manufacturer of neurovascular focused products such as embolic coils for the treatment of brain aneurysms.

The acquisition was accomplished through the purchase of such equity securities for $25,000,000, pursuant to the terms of a stock purchase agreement dated September 3, 2002. Of the $25,000,000 initial payment, $20,000,000 was paid on October 4, 2002, and $5,000,000 was held back pursuant to the terms of the stock purchase agreement for a defined period to permit determination of certain purchase price adjustments in the amount due to the former Dendron stockholders. Such adjustments, primarily representing pre-acquisition obligations of Dendron paid by the Company on Dendron’s behalf, amounted to $3,905,000. The remaining portion of the $5,000,000 held back, or $1,095,000, was paid to the former Dendron stockholders in April 2003. Under the terms of the stock purchase agreement, the Company may be required to make additional payments, aggregating up to $15,000,000, which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. The first such additional payment, amounting to $3.75 million, is contingent upon Dendron products achieving revenues of $4 million during 2003. Subsequent to September 30, 2003, year-to-date revenues from such products exceeded the $4 million threshold, and the first additional payment will be due to the former Dendron stockholders in 2004.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2002 and 2003

Following is information with respect to net sales for the three and nine months ended September 30, 2002 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Product Segments
Embolic products	$468,000	$1,715,000	$1,655,000	$5,330,000
Neuro access products	1,776,000	2,999,000	5,164,000	8,722,000
Peripheral blood clot therapy and other	706,000	494,000	2,103,000	1,891,000

Total net sales	$2,950,000	$5,208,000	$8,922,000	$15,943,000

Geographic Segments
United States	$1,515,000	$1,863,000	$4,565,000	$5,470,000
International	1,435,000	3,345,000	4,357,000	10,473,000

Total net sales	$2,950,000	$5,208,000	$8,922,000	$15,943,000

The increases from the three and nine months ended September 30, 2002 to 2003 in embolic product sales are attributable primarily to the addition of the Sapphire family of embolic coils to the Company’s product portfolio, effective with the Company’s acquisition of Dendron in October 2002.

The increases in sales of neuro access products for the three and nine months ended September 30, 2003, relative to 2002, are primarily attributable to volume increases in sales of neuro balloons and neuro guidewires.

The decreases in sales of peripheral blood clot therapy and other products from the three and nine months ended June 30, 2002 to 2003 are attributable to the execution of the April 2003 distribution agreement with ev3 Inc., described above. Under the terms of such agreement, ev3 Inc. purchases peripheral vascular products from the Company at a fixed percentage of the actual sales prices realized by ev3 Inc. from end-user customers. Under the Company’s former arrangement with Abbott, through December 31, 2002, the Company sold directly to the end-user customers and realized full retail sales pricing.

The Company is a party to litigation regarding whether its Sapphire embolic coils and certain delivery catheters infringe patents held by others. The Company has received rulings unfavorable to to it and has been enjoined from engaging in infringing activities with respect to these products in certain countries. See Note 12 of “Notes to Unaudited Consolidated Financial Statements”; “Liquidity and Capital Resources”; and Part II, Item 1, “Legal Proceedings.”

Cost of sales for the three and nine months ended September 30, 2003 were $2,033,000 and $6,018,000, respectively, as compared to $1,433,000 and $3,927,000, respectively, for 2002. These increases resulted from volume increases in sales of product as discussed above. As a percentage of sales, cost of sales decreased to 39% and 38% for the three and nine month periods ended September 30, 2003, respectively, as compared to 49% and 44% for the respective corresponding periods of 2002, due primarily to economies of scale resulting from increased throughput on the manufacturing floor in 2003 relative to 2002.

Research and development expenses, excluding clinical and regulatory expenses discussed below, were $2,541,000 and $7,653,000 for the three and nine months ended September 30, 2003, respectively, as compared to $1,716,000 and $4,835,000 in the respective corresponding periods in 2002. These increases are primarily attributable to the commencement of amortization of certain intangible assets in connection with the Company’s acquisition of Dendron, amounting to $505,000 per quarter, which amortization is expected to continue through the third quarter of 2007, and increases in new product development activities.

Clinical and regulatory expenses were $1,529,000 and $6,364,000 for the three and nine months ended September 30, 2003, respectively, as compared to $1,728,000 and $4,304,000 for the respective corresponding periods in 2002. The decrease between the three-month periods and the increase between the nine-month periods both resulted primarily from timing of the Company’s pivotal clinical trial activity in the U.S. in connection with Onyx. Such activity was greater in the first and second quarters of 2003, relative to the corresponding quarters in 2002, primarily due to the submission of a premarket approval application, or PMA, to the FDA in the first quarter of 2003, and preparation during the second quarter of 2003 in connection with the ensuing FDA Advisory Panel meeting, in connection with the study of the use of Onyx for the treatment of AVMs. With the above-mentioned submission and Panel meeting completed, the Company’s activities subsided in the third quarter of 2003.

Marketing and sales expenses were $2,905,000 and $10,032,000 during the three and nine months ended September 30, 2003, respectively, as compared with $3,476,000 and $8,985,000 in the respective comparable periods of 2002. The decrease between the three-month periods was due primarily to the effects of the Company’s revised sales representative agreement with ev3 International, which became effective August 1, 2003. The increase between the nine-month periods was due primarily to the effects of the sales representative agreement with ev3 International, prior to its revision in August 2003, under which fees vary, in part, in direct relationship to sales volume.

General and administrative expenses increased from $1,197,000 and $3,550,000 for the three and nine months ended September 30, 2002, respectively, to $2,489,000 and $6,985,000 in the respective corresponding periods of 2003. These increases are attributable primarily to increased legal expenses in connection with intellectual property litigation, which expenses amounted to $948,000 and $2,700,000 for the three and nine months, respectively, ended September 30, 2003. Should the Company continue to actively pursue its position with respect to such litigation, it is possible that the rate at which litigation costs are incurred could increase in future periods. See Note 12 of “Notes to Unaudited Consolidated Financial Statements”; “Liquidity and Capital Resources”; and Part II, Item 1, “Legal Proceedings.”

Distribution termination expenses in 2002 relate primarily to the Company’s accrual of termination fees pursuant to its July 2002 termination of the distribution agreement with Abbott.

Interest income decreased from $93,000 and $384,000 for the three and nine months ended September 30, 2002, respectively, to $9,000 and $90,000 for the respective corresponding periods in 2003 due to lower cash balances in 2003, relative to 2002. Interest expense increased from $4,000 for the nine months ended September 30, 2002 to $90,000 for the corresponding period in 2003 due to the interest related to the short-term loans obtained by the Company from Micro Investment in the fourth quarter of 2002 and the first quarter of 2003, and which were repaid by the Company in connection with the February 2003 completion of its private placement of common stock.

The Company incurred stock issuance expenses pursuant to the terms of the securities purchase agreement entered into on September 3, 2002 between the Company and Micro Investment LLC under which Micro Investment was the lead investor in a private placement of the Company’s common stock. The terms of the securities purchase agreement required the Company to prepare and file with the Securities and Exchange Commission, as soon as practicable after the closing of the second stage of the private placement, a registration statement for the purpose of registering under the Securities Act of 1933, all of the shares of the Company’s common stock that were sold in the first and second stages of the private placement. The registration rights provisions further provided that, for each complete 30-day period subsequent to March 31, 2003, in which the registration statement had not been declared effective by the Securities and Exchange Commission, the investors in the private placement could demand, and the Company would be obligated to pay, liquidated damages in the amount of 2% of the aggregate purchase price paid for the shares of common stock in the first and second stages of the private placement. The Securities and Exchange Commission declared the registration statement effective on May 9, 2003. Accordingly, the amount of liquidated damages payable was $600,000, which amount was accrued as a liability and expensed in the second quarter of 2003. On July 25, 2003, the Company and a majority-in-interest of the investors agreed that, in lieu of a cash payment, the investors would receive additional shares of the Company’s common stock equal to the damages due, based on a value of $4.48 per share, representing the average closing price of the Company’s common stock for the 30 trading days ended July 25, 2003. The shares were issued to the investors in August 2003.

The gains on sale of investment in 2002 arose from the execution of a merger agreement, effective June 12, 2002, between Enteric Medical Technologies, Inc., in which the Company held an approximate 20% voting equity interest, and Boston Scientific Corporation under which Boston Scientific acquired all the outstanding common and preferred stock of Enteric. Pursuant to the terms of the merger agreement, each Enteric stockholder received a pro rata share of a closing payment, net of amounts set aside in escrow to provide for future indemnity claims, if any. Accordingly, the Company recorded as gain on sale of investment its pro rata share of the closing payment received, amounting to $7.4 million. In addition to the closing payment, the merger agreement gave each Enteric stockholder the right to receive a pro rata share of a first contingent payment and a second contingent payment, should Enteric achieve defined milestones on or before the fifth anniversary of the merger agreement. In January 2003, Enteric achieved the first of such milestones, and in February 2003, the Company received its pro rata share of the first contingent payment, amounting to $7.7 million. In April 2003, Enteric achieved the second milestone, and in May 2003 the Company received its pro rata share of the second contingent payment, amounting to $7.0 million. The Company recorded the receipts of the first and second contingent payments as gain on sale of investment in the first and second quarters, respectively, of 2003.

As a result of the items discussed above, the Company incurred net losses of $7.1 million and $9.4 million for the three and nine month periods ended September 30, 2002, respectively, and incurred net losses of $6.3 million and $7.1 million for the corresponding periods in 2003.

Liquidity and Capital Resources

Since inception, the Company’s costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of approximately $103 million at September 30, 2003. To initially fund its operations, the Company raised approximately $15.3 million from the private placement of equity securities, and completed an initial public offering in February 1997 of 1,840,000 shares of Common Stock, raising net proceeds of approximately $10 million.

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

In December 2001, the Company commenced discussions with Century regarding modification or termination of the September 1998 distribution agreement. On April 1, 2002, the Company and Century signed a Regulatory Transition and Short-Term Distribution Agreement, which superseded the September 1998 distribution agreement, provided for the transition, over a one-year period ending March 31, 2003, of regulatory responsibilities in Japan from Century to the Company with respect to the Company’s products, and provided for the termination of Century’s Japanese distributorship on March 31, 2003. Following March 31, 2003, the Company repurchased, from Century inventory on-hand at March 31, 2003, the Company’s products purchased by Century from the Company. The Company is required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century must have achieved by March 31, 2003. The Company has paid Century $1.1 million of such termination fee based on Century’s achievement of milestones as of that date. The Company and Century are currently in discussion regarding the payment, if any, of the remaining $400,000.

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

In addition, the merger agreement gave each Enteric stockholder the right to receive a pro rata share of a first contingent payment and a second contingent payment, should Enteric achieve defined milestones on or before the fifth anniversary of the merger agreement. In January 2003, Enteric achieved the first of such milestones, and in February 2003, the Company received its pro rata share of the first contingent payment, amounting to $7.7 million, net of escrowed amounts of $900,000. In April 2003, Enteric achieved the second of such milestones, and in May 2003 the Company received its pro rata share of the second contingent payment, amounting to $7.0 million, net of escrowed funds of 20% of the gross second contingent payment.

Under the Company’s June 2000 agreement with Abbott, as amended in May 2002, the Company had the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events had not occurred or if Abbott had not achieved certain performance criteria, as defined in the agreement, as of the previous June 30. As of June 30, 2002, certain of those events had not occurred, and, on July 28, 2002, the Company notified Abbott of the Company’s intent to terminate the distribution agreement, which termination became effective December 31, 2002. In August 2003, the Company paid Abbott a termination fee of approximately $1.1 million in connection with the Company’s termination of the agreement.

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

The acquisition was accomplished through the purchase of such equity securities for $25,000,000, pursuant to the terms of a stock purchase agreement dated September 3, 2002. Of the $25,000,000 initial payment, $20,000,000 was paid on October 4, 2002, and $5,000,000 was held back pursuant to the terms of the stock purchase agreement for a defined period to permit determination of certain purchase price adjustments in the amount due to the former Dendron stockholders. Such adjustments, primarily representing pre-acquisition obligations of Dendron paid by the Company on Dendron’s behalf, amounted to $3,905,000. The remaining portion of the $5,000,000 held back, or $1,095,000, was paid to the former Dendron stockholders in April 2003. Under the terms of the stock purchase agreement, the Company may be required to make additional payments, aggregating up to $15,000,000, which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. Subsequent to September 30, 2003, the $4 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million will be due in 2004. A second additional payment of $3.75 million is contingent upon Dendron products achieving revenues of $5 million during 2004, and a final additional payment of $7.5 million is contingent upon Dendron products achieving cumulative revenues of $25 million for the period commencing with the Company’s acquisition of Dendron in 2002 through 2008.

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

As of September 30, 2003, the Company had cash and cash equivalents of $4.8 million. Cash used in the Company’s operations during the nine months ended September 30, 2003 was $28.2 million, reflecting primarily the loss from operations before considering the gains resulting from the Enteric transaction discussed above, increases in accounts receivable and inventories, and decreases in accounts payable and accrued liabilities. The increases in accounts receivable and inventories are related to increases in sales volume during the period. The decrease in accounts payable is attributable to the payment in the first fiscal quarter of 2003 of a build-up of accounts payable at December 31, 2002 related primarily to costs incurred in connection with the Dendron acquisition and in response to cash management measures implemented by the Company in the fourth quarter of 2002, pending the completion of the second stage of the two-stage private placement of the Company’s common stock, which was completed in February 2003, as described above. The decrease in accrued liabilities is due primarily to the payment, in the third quarter of 2003, of a termination fee, accrued in 2002, in connection with the Company’s termination of its distribution agreement with Abbott in 2002. Cash provided by investing activities during the nine months ended September 30, 2003 was $12.8 million, which primarily resulted from the proceeds received from the First and Second Contingent Payments, received in February and May 2003, respectively, in connection with the sale of the Enteric common stock in 2002, as described above. Cash was also used in the acquisition of property and equipment, additions to intellectual property and final costs in connection with the Company’s acquisition of Dendron. While continued investments will be made in property and equipment, the Company has no other significant capital expenditure commitments as of September 30, 2003. Cash provided by financing activities during the nine months ended September 30, 2003 was $18.7 million, primarily consisting of the proceeds from the second stage of the private placement of the Company’s common stock pursuant to the September 2002 securities purchase agreement discussed above.

The Company believes that current resources will be sufficient to fund its operations and satisfy its obligations through the end of 2003, at which time there can be no assurance that the Company will have achieved cash flow positive operations. In this respect, the Company is considering a number of financing alternatives. Since May 2001, Micro Investment has provided equity financing to the Company aggregating approximately $86 million. There can be no assurance, however, that Micro Investment or its affiliates will continue to provide financing to the Company, that any financing transaction will be available at terms acceptable to the Company, if at all, that any financing transaction will not be dilutive to current stockholders or that the Company will have sufficient working capital to fund future operations. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its ongoing operations. The Company’s future liquidity and capital requirements will be influenced by numerous factors, including progress of the Company’s clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, sales and marketing programs, and the performance of ev3 and its subsidiaries under the terms of the agreements with the Company described above. In addition, the Company’s future liquidity and capital requirements may be influenced by the cost of current and potential future litigation regarding the Company’s intellectual property, and the outcomes therefrom. See Note 12 of “Notes to Unaudited Consolidated Financial Statements;” “Results of Operations;” and Part II, Item 1, “Legal Proceedings.”

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 (except for mandatorily redeemable noncontrolling interests). For all instruments that existed prior to May 31, 2003, the Standard is effective at the beginning of the first interim period beginning after

June 15, 2003 (except for mandatorily redeemable noncontrolling interests). For mandatorily redeemable noncontrolling interests, the FASB has deferred the provisions of FAS 150 until further notice. The provisions of SFAS 150 adopted thus far did not have a material effect on the Company’s financial statements and the adoption of the remaining provision of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated into the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or that is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. For entities created on or prior to January 31, 2003, the consolidation requirements apply in the first fiscal year or interim period beginning after December 15, 2003. The Company is currently evaluating the impact of the adoption of FIN 46, but does not expect that such adoption will have a material impact on the Company’s results of operations, financial position or cash flows.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees Of Indebtedness Of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 relates to the accounting for and disclosure of guarantees. FIN 45 excludes certain types of guarantees from its initial recognition and measurement, including guarantees between parents and their subsidiaries or between corporations under common control. The disclosure requirements of FIN 45 are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions should be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous accounting for guarantees issued prior to the initial application date of FIN 45 should not be revised or restated to reflect the effect of the new recognition and measurement provisions. The Company’s adoption of FIN 45 has not had a material impact on its consolidated financial statements

Certain Factors that May Affect Our Business and Future Results

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

•	our ability to obtain financing on acceptable terms;

•	the impact of a Dutch court’s ruling on our detachable coil product line, including the impact of the ruling on our ability to continue to sell our embolic coils in the EU;

•	our ability to achieve benefits from our acquisition of Dendron GmbH;

•	our ability to successfully bring our products to market;

•	market acceptance of our products;

•	our ability to compete;

•	our dependence on third party suppliers and manufacturers;

•	our limited marketing and distribution experience;

•	the market opportunity for our products;

•	our ability to obtain and maintain required regulatory approvals;

•	our ability to protect and defend our patents and proprietary technology; and

•	the ability of our customers to obtain third-party reimbursement for procedures involving our products.

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

We will need additional financing to continue operations. Our operations to date have consumed substantial amounts of cash, and we expect this condition will continue at least into the second half of 2004. We believe our anticipated cash flow from planned operations and existing capital resources, comprising primarily the net proceeds from the private placement of the Company’s common stock completed in February 2003, will not be adequate to satisfy our capital requirements past the end of 2003. Thus, we will need additional capital during the period in which operations continue to consume cash. Moreover, our need for additional financing will be influenced by many factors, including the extent and duration of our future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and the future course of intellectual property litigation.

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

We depend on patents and proprietary technology to protect our intellectual property, our revenue base and our business. Our success will depend in part on our ability to:

•	obtain and maintain our patents;

•	preserve our trade secrets; and

•	operate without infringing the proprietary rights of others.

The patent position of a medical device company may involve complex legal and factual issues. As of November 11, 2003, we held approximately 90 issued U.S. and foreign patents, and have approximately 140 U.S. and foreign patent applications pending.

Our issued patents cover technology underlying our neuro vascular products, such as our embolic products and micro catheters, and our peripheral vascular products, such as the thrombolytic brush. The expiration dates of these patents generally range from 2009 to 2021. The pending claims cover additional aspects of our neuro vascular and peripheral vascular product lines. One of the U.S. patents we use is currently licensed by us from a physician. In addition, there are eight foreign patent applications, not included in the above totals, the technology for which has been licensed to Dendron by the named physicians on the patent applications. There is no guarantee that issued patents will provide us significant proprietary protection, that pending patents will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. It is possible that patents belonging to competitors will require us to alter our technology and products, pay licensing fees or cease to market or develop our current or future technology and products. We also rely on trade secrets to protect our proprietary technology, and it is possible others will independently develop or otherwise acquire equivalent technology or that we will be unable to maintain our technology as trade secrets. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. If we fail to protect our intellectual property rights, there could be a negative impact on our business.

There has been extensive litigation in the medical device industry regarding patents and other intellectual property rights. Prior to our acquisition of Dendron, it became involved in litigation in Europe involving patents covering certain of its products, which litigation is still active. In addition, concurrent with our acquisition of Dendron, we initiated a series of legal actions in Europe and the U.K. with the primary purpose of asserting both invalidity and non-infringement by us of certain patents held by others with respect to detachable coils and certain delivery catheters. In October 2003, a Dutch court ruled that the patents at issue related to detachable coils are valid and that our Sapphire family of embolic coils do infringe on these patents. The Dutch court also ruled that the patent at issue related to a delivery catheter was invalid. Under the court’s ruling, we may be enjoined from engaging in infringing activities related to the Sapphire coils in any of 14 countries in Europe, and may be liable for unspecified monetary damages for activities in which we engaged since September 27, 2002. The court has granted us an additional hearing, scheduled for November 27, 2003, at which we will seek, among other objectives, to obtain clarification of the court’s ruling. We also intend to file an appeal with the court. In order for the court’s ruling to be enforced, the patent holders must serve notices of injunction on the country-specific basis. Such injunction notices have been served by the patent holders in Germany and other countries, and the patent holders may serve such notices in any of the remaining countries affected. The Company intends to comply with the injunctions.

In the U.S., concurrent with our obtaining FDA clearance to market the Sapphire line of embolic coils, we initiated a declaratory judgment action that also includes assertions of invalidity and non-infringement by us with respect to patents held by others. In October 2003, the court dismissed this action for procedural reasons without regard to the merits of the parties’ positions.

It is possible that other infringement, invalidity, right to use or ownership claims could be asserted against us with respect to our products. Although patent and intellectual property disputes in the medical device industry have often been settled through licensing or similar arrangements, these arrangements can be costly and there can be no assurance that necessary licenses would be available to us on satisfactory terms or at all under such circumstances. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business. In addition, if we decide to litigate such claims, it would be expensive and time consuming and could divert our management’s attention from other matters and could negatively impact our business regardless of the outcome of the litigation.

We may not be able to achieve the benefits we anticipate from the acquisition of Dendron. On October 4, 2002, we consummated the purchase of the capital stock of German-based Dendron GmbH. Our ability to achieve benefits from our acquisition of Dendron will depend in part on our ability to integrate the technology, products, operations and personnel of Dendron into our business in a timely and efficient manner, continue product development commenced by Dendron, achieve market acceptance of Dendron’s product line, increase manufacturing capacity for Dendron’s products in the event that demand for those products warrant such an increase and defend against challenges to Dendron’s intellectual property by competitors. These activities are complex, time consuming and expensive, and may disrupt the businesses of both operations, and may not be successfully completed.

One of our stockholders holds a majority of our common stock, which enables it to control our Board of Directors and cause or prevent significant transactions. One of our stockholders, Micro Investment, beneficially owns approximately 69% of our outstanding common stock. Micro Investment will be able to exercise voting control over us for the foreseeable future and will be able to elect the entire Board of Directors, set dividend policy and otherwise generally determine our management. Micro Investment appointed four of the eight members of our current Board of Directors, and so long as Micro Investment holds 30% of the outstanding shares of our common stock, Micro Investment shall be entitled to designate four of the members of our Board of Directors. This control by Micro Investment could prevent, or make more difficult, a sale of Micro Therapeutics that is not on terms acceptable to Micro Investment. In addition, this control would allow Micro Investment to prevent, or alternatively, to cause to occur, significant corporate transactions.

Additionally, five members of our Board of Directors, Paul Buckman, James Corbett, Dale A. Spencer, Richard B. Emmitt and Elizabeth H. Weatherman directly or indirectly hold equity interests in ev3 LLC, which is the sole owner of Micro Investment. Ms. Weatherman, is a general partner of Warburg, Pincus & Co., the sole general partner of Warburg, Pincus Equity Partners, L.P., which, together with three affiliated entities, owns a majority interest in ev3 LLC.

Many of our products are in developmental stages and may not successfully come to market, which could harm our sales and revenues. We have only recently introduced a number of products commercially, and several of our products, including extensions of existing products, are in the early stage of development. Some of our products are in clinical trials and others have not yet reached the clinical trial stage. Our ability to market these products will depend upon a number of factors, including our ability to demonstrate the safety and efficacy of our products in the clinical setting. Our products may not be found to be safe and effective in clinical trials and may not ultimately be cleared for marketing by U.S. or foreign regulatory authorities. Our failure to develop safe and effective products that are approved for sale on a timely basis would have a negative impact on our business.

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

We have a limited operating history, during which time we have not been profitable. We were incorporated in 1993. From our inception through September 30, 2003, we incurred cumulative losses of approximately $103 million. We expect additional losses as we continue our research and development, clinical, regulatory, manufacturing and marketing efforts. We may not achieve significant sales of our products or become profitable. We could encounter substantial delays and unexpected expenses related to the introduction of our current and future products, or our research and development, clinical, regulatory, manufacturing and marketing efforts. Such delays or expenses could reduce revenues, increase operating losses and have a negative effect on our business.

We recently terminated several of our distribution agreements and entered new arrangements. Effective December 31, 2002, we terminated our agreement with Abbott for the distribution of our peripheral blood clot therapy products in the United States.

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

On June 2, 2003, we entered into a distribution support services agreement with ev3 Inc. under which ev3 Inc. performs inventory and administrative services with respect to finished goods inventory of certain of our neuro vascular products. Under the terms of the agreement, we are charged a fee based on a fixed percentage of the gross end-customer sales we realize from sales of those products.

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

Paul Buckman, James Corbett, Dale A. Spencer, Richard B. Emmitt and Elizabeth H. Weatherman, all members of MTI’s Board of Directors, directly or indirectly hold equity interests in ev3 LLC, which is the sole owner of both ev3 Inc. and Micro Investment (which owns approximately 69% of our outstanding common stock), and are directors and/or officers of ev3, Inc. and its subsidiaries.

Our neurovascular sales force in the United States, including field management and supporting personnel, is comprised of approximately 15 individuals. There is competition for sales personnel experienced in interventional medical device sales, and there can be no assurance we will be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. We believe we will need to maintain our distribution arrangements or develop our own sales force. Our ability to market our products in certain areas may depend on strategic alliances with marketing partners. There is no guarantee we will be able to enter into agreements other than those with ev3 Inc. and its subsidiaries on acceptable terms or at all. Also, there can be no assurance that such agreements will be successful in developing our marketing capabilities or that we will be able to successfully develop a direct sales force.

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

Before we could offer and sell products currently sold in the U.S., we were required to submit information to the FDA in the form of a 510(k) pre-market notification in order to substantiate label claims and to demonstrate “substantial equivalence” of our products to a legally marketed Class I or II medical device or a pre-amendments Class III medical device for which the FDA had not called for pre-market approvals. Although we received FDA clearance for many of these products, we may not be able to obtain the necessary regulatory clearance for the manufacture and marketing of enhancements to our existing products or future products either in the United States or in foreign markets. We have made modifications that affect a substantial portion of our products covered under 510(k) clearances. We believe these modifications do not affect the safety or efficacy of the products and thus, under FDA guidelines, do not require the submission of new 510(k) notices. However, the FDA may not agree with any of our determinations that a new 510(k) notice was not required for such changes and could require us to submit a new 510(k) notice for any of the changes made to a device. If the FDA requires us to submit a new 510(k) notice for any device modification, we may be prohibited from marketing the modified device until the FDA clears the 510(k) notice.

Before we can commercially market Onyx in the U.S. as a device, we are, and will be, required to submit pre-market approval applications to the FDA. This generally involves a substantially longer and less certain review process than that of a 510(k) pre-market notification. Such pre-market approval applications require human clinical testing prior to any action by the FDA. In March 2001, we received FDA approval to begin a pivotal clinical trial in the United States for the use of Onyx in treating brain aneurysms. In July 2002, we received FDA approval to modify the protocol for the aneurysm trial and treat an additional 150 patients in the trial using the new protocol. As of November 12, 2003, 32 patients had been enrolled in the trial under the new protocol, and 23 of these patients had randomized to the two treatment arms of the trial. There is no assurance that the trial can be successfully completed, or, if completed, that regulatory approval can be obtained.

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

To continue marketing our medical devices in the European Union, we will be required to maintain the certifications we have obtained, which are necessary to affix the CE Mark to our applicable products. We will have to obtain additional certifications with respect to affixing the CE Mark to our new products, in order to sell them in member countries of the European Union. We have received CE Mark certifications with respect to our currently marketed Sapphire Detachable Coils, peripheral blood clot therapy products, micro catheters, guidewires, balloon systems, and certain peripheral vascular, brain AVM, brain tumor and brain aneurysm embolization applications of Onyx. However, we may not be able to maintain our existing certifications, and we may not be successful in obtaining certifications for new products. In addition, federal, state, local and international government regulations regarding the manufacture and sale of health care products and diagnostic devices are subject to future change, and additional regulations may be adopted.

We are exposed to product liability claims that could have a negative effect on our business. The nature of our business exposes us to risk from product liability claims. We currently maintain product liability insurance for our products, with limits of $30 million per occurrence and an annual aggregate maximum of $30 million. However, our insurance may not be adequate to cover existing and future product liability claims. Additionally, we may not be able to maintain adequate product liability insurance at acceptable rates. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products may divert management’s attention from other matters and may have a negative effect on our business.

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

Our revenues could be diminished if we are not able to expand our international sales. Sales for the three and nine months ended September 30, 2003 to customers in Germany aggregated 13% and 11%, respectively, of total net sales. No other countries outside the United States accounted for 10% or more of total net sales for either the three or nine months ended September 30, 2003. In addition, 64% and 66% of our revenues were derived from international sales for the three and nine month periods, respectively, ended September 30, 2003. We believe our future performance will be dependent in part upon our ability to increase international sales. Although the perceived demand for certain products may be lower outside the United States, we intend to continue to expand our international operations and to enter additional international markets, which will require significant management attention and financial resources. There is no guarantee, however, that we will be able to successfully expand our international sales.

Our success in international markets will depend, in part, on our ability to establish and maintain suitable strategic alliances, or establish a direct sales presence. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, fluctuating exchange rates, difficulties in staffing and managing foreign sales and support operations, additional working capital requirements, customs, duties, tariff regulations, export license requirements, political and economic instability, potentially limited intellectual property protection and difficulties with distributors. In addition, sales and distribution of our products outside the United States are subject to extensive foreign government regulation. In addition, we sell products generally in local currency, which subjects us to currency exchange risks.

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

In May 1999 the Board of Directors adopted a Stockholder Rights Plan. The Stockholder Rights Plan, as amended, provides each stockholder of record one right for each share of common stock of Micro Therapeutics. The rights are represented by our common stock certificates, and are not traded separately from common stock and are not exercisable. The rights will become exercisable only if, unless approved by the Board of Directors, a person acquires or announces a tender offer that would result in ownership of 20% or more of Micro Therapeutics’ common stock, at which time, each right would enable the holder to buy shares of our common stock at a discount to the then market price. Micro Therapeutics may redeem the rights for $0.01 per right, subject to adjustment, at any time before the acquisition by a person or group of 20% or more of Micro Therapeutics’ stock. The rights have a ten-year term. The Stockholder Rights Plan may have the effect of delaying, deferring or preventing a change in control of our stock. This may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of the common stock.

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

A description of litigation to which the Company is a party is as follows:

In September 2000, Dendron was named as the defendant in three patent infringement lawsuits brought by the Regents of the University of California, the plaintiff, in the District Court (Landgericht) in Düsseldorf, Germany. The complaints requested a judgment that Dendron’s EDC I coil device infringes three European patents held by the plaintiff and asked for relief in the form of an injunction that would prevent Dendron from producing and selling the devices within Germany and selling from Germany to customers abroad, as well as an award of damages caused by Dendron’s alleged infringement, and other costs, disbursements and attorneys’ fees. In August 2001, the Court issued a written decision that EDC I coil devices do infringe the plaintiff’s patents, enjoined Dendron from selling the devices within Germany and from Germany to customers abroad, and requested that Dendron disclose the individual product’s costs as the basis for awarding damages. In September 2001, Dendron appealed the decision. In addition, Dendron instituted challenges to the validity of each of these patents by filing opposition proceedings with the European Patent Office (“EPO”) against one of the patents (the Company joined Dendron in this action in connection with its acquisition of Dendron), and by filing, with the Company, nullity proceedings with the German Federal Patents Court against the German component of the other two patents. In February and March 2003, the Düsseldorf Court of Appeals stayed the litigation proceedings, pending decisions by the German Federal Patents Court and the EPO.

On July 4, 2001, the plaintiff filed another suit against Dendron alleging that the EDC I coil device infringes another European patent held by the plaintiff. The complaint was filed in the District Court of Düsseldorf, Germany seeking additional monetary and injunctive relief. In April 2002, the Court found that EDC I coil devices do infringe the plaintiff’s patent. The case is under appeal and, likewise, has been stayed by the Düsseldorf Court of Appeal in view of the pending opposition proceedings filed by the company against the patent in the European Patent Office.

Dendron ceased all activities with respect to the EDC I coil device prior to the Company’s October 2002 acquisition of Dendron.

In April 2002, Dendron was named as the defendant in a patent infringement lawsuit brought by William Cook Europe A/S, Denmark, the plaintiff (“Cook”), alleging that a German Utility Model is infringed upon by Dendron’s EDC II “curved tip” coil devices. The suit was filed in the District Court (Landgericht) in Düsseldorf, seeking monetary and injunctive relief. In January 2003, the court issued a “stay” of the proceedings, pursuant to a request by the Company, pending the outcome of a cancellation request in the Federal German Patent and Trademark Office (“GPTO”) filed by the Company against the utility model described above. In October 2003 the GPTO announced its decision, which the Company believes renders its products to be non-infringing. A written decision is forthcoming. Cook may appeal the GPTO decision, however, the Company believes that such an appeal, if successful, would not have a material impact on the Company’s financial position or results of operations. The product subject to these matters is the Curved Tip coil within the Sapphire product family.

Concurrent with its acquisition of Dendron, the Company initiated a series of legal actions in the Netherlands, the U.K. and Germany, which included a cross-border action that was heard by a Dutch court, as further described below. The primary purpose of these actions was to assert both invalidity and non-infringement by the Company of certain patents held by others. The range of patents at issue are held by the Regents of the University of California and Boston Scientific Corporation (collectively, the “patent holders”) related to detachable coils and certain delivery catheters. Rulings unfavorable to the Company in these actions could result in the Company being enjoined from engaging in infringing activities with respect to the

Sapphire family of embolic coils and certain delivery catheters in Europe and the U.K., and the patent holders may be entitled to monetary relief.

In October 2003, the Dutch court ruled that three patents at issue related to detachable coils are valid and that the Company’s Sapphire coils do infringe such patents. The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid. Under the court’s ruling, the Company may be enjoined from engaging in infringing activities related to the Sapphire coils in any of 14 countries in Europe, and may be liable for unspecified monetary damages for activities engaged in by the Company since September 27, 2002. The court has granted the Company an additional hearing, scheduled for November 27, 2003, at which the Company, among other objectives, will seek to obtain clarification of the court’s ruling. The Company also intends to file an appeal with the court. In order for the court’s ruling to be enforced, the patent holders must serve notices of injunction on the country-specific basis. Such injunction notices have been served by the patent holders in Germany and other countries, and the patent holders may serve such notices in any of the remaining countries affected. The Company intends to comply with the injunctions.

In January 2003, the Company initiated a legal action in the U.K. that seeks a declaration that a patent held by the patent holders related to delivery catheters is invalid, and that the Company’s products do not infringe this patent. The patent in question is the same patent that was found by the Dutch court in October 2003 to be invalid, as discussed above. The patent holders have counterclaimed for alleged infringement by the Company. A trial in the U.K. has been scheduled for May 2004.

In the U.S., concurrent with the U.S. Food and Drug Administration’s, or FDA’s, marketing clearance of the Sapphire line of embolic coils received in July 2003, the Company initiated a declaratory judgment action against the patent holders that also includes assertions of non-infringement by the Company and invalidity of a range of patents held by the patent holders related to detachable coils and certain delivery catheters. In October 2003, the court dismissed the Company’s actions for procedural reasons without regard to the merits of the parties’ positions.

The Company is involved in other litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse effect on the Company’s financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

See Index To Exhibits on Page 33 of this Quarterly Report on Form 10-QSB.

(b)	Reports on Form 8-K

On August 11, 2003, the Company filed a Form 8-K with respect to the Company’s issuance of a press release and holding of a conference call with analysts and investors regarding the Company’s public reporting of its results of operations for the three and six months ended June 29, 2003. (The information in the foregoing report on Form 8-K, including all exhibits thereto, was furnished pursuant to Item 12 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference herein.)

No other reports on Form 8-K were filed, or required to be filed, by the Company during the quarterly period ended September 28, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO THERAPEUTICS, INC.

Date: November 17, 2003	By:	/s/ HAROLD A. HURWITZ

Harold A. Hurwitz Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.