Form 10KSB
period 2003-12-31
MICRO THERAPEUTICS INC
filed 2004-04-13
CIK 311407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 000-06523

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Issuer’s revenues for its most recent fiscal year were $24,482,000

As of February 20, 2004, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates, computed by reference to the price at which common equity was sold on such date, was approximately $51,559,000.

41,427,671 shares of Common Stock were outstanding at April 12, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Information required under Items 9, 10, 11, 12 and 14 of Part III hereof are incorporated by reference to portions of the registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held May 20, 2004.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Index to Exhibits is on page 38.

PART I

ITEM 1.    Business

Micro Therapeutics, Inc. (the “Company,” “MTI,” “we” or “our”) was incorporated in California in 1993 and reincorporated in Delaware in 1996. The Company manufactures and markets minimally invasive medical devices for the diagnosis and treatment of vascular disease.

On September 3, 2002, the Company entered into an agreement to acquire Dendron GmbH, a privately held, German-based developer and manufacturer of neurovascular focused products such as embolic coils for the treatment of brain aneurysms. All further references to the Company in this Annual Report shall be understood to include Dendron, subsequent to its acquisition in October 2002.

The Company focuses its efforts in two target markets: (i) the treatment of neuro vascular disorders of the brain associated with stroke; and (ii) the treatment of peripheral vascular disease, including blood clot therapy in hemodialysis access grafts, arteries and veins. The Company’s objective is to provide physicians with new interventional, or minimally invasive, treatment alternatives, which improve outcomes, reduce costs, shorten procedure times, reduce drug usage and allow access to difficult-to-reach anatomical locations. The Company currently markets more than 225 products for the treatment of neuro and peripheral vascular disease and expects to introduce additional products during 2004.

The Company’s current products and products under development for the neuro vascular market are focused on treating disorders such as aneurysms and arterial-venous malformations, or AVMs. The current portfolio consists of Sapphire and Sapphire NXT Detachable Coils that are targeted to treat brain aneurysms; Onyx®, a proprietary liquid embolic that is targeted to treat both brain aneurysms and AVMs; and a range of access and delivery products that include guidewires, balloon catheters and micro catheters which allow access to small, remote blood vessels. The Company’s products in the peripheral vascular market, designed for less invasive treatment of blood clots, include: (i) a broad offering of infusion catheters, micro catheters and infusion wires; and (ii) a mechanical thrombolytic device, the Castaneda Over-The-Wire Brush™, designed for rapid interventional clot disruption and dissolution through mechanical mixing of a thrombolytic drug with the clot.

Background

Vascular disease is, by Company estimates, the leading cause of death in the industrialized world. It may occur in any part of the body, and is generally manifested as an occlusion or rupture in a vessel. The vascular disease market consists of three segments, defined by anatomical location: neuro vascular disease, or disease of the vessels in the brain; peripheral vascular disease, or disease in blood vessels throughout the body other than in the regions of the brain and heart; and cardiovascular disease, or disease of the coronary arteries. MTI is focused on the two segments it believes to be under-served: neuro vascular and peripheral vascular disease.

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

An aneurysm is a balloon-shaped structure, which forms at a weak point in the vessel wall and fills with blood. Aneurysms typically grow over time and, due to pressure placed on the wall of the aneurysm, are prone to rupture. Ruptured aneurysms result in massive intracranial bleeding and often death. Patients with unruptured aneurysms may experience symptoms such as blurred vision, headaches or dizziness; however, the large majority of these patients are asymptomatic. While 42,000 hemorrhagic stroke cases are related to ruptured, intracranial aneurysms, autopsy studies have suggested that un-ruptured aneurysms may occur in approximately 2% to 4% of the general population in the United States, according to the American Association of Neurological Surgeons. The Company believes that with the development of new diagnostic and interventional technologies, the pool of candidate patients may be expanded to include those with unruptured aneurysms discovered in conjunction with other examinations.

In an AVM, the flow of blood between arteries and veins, which normally occurs through capillary vessels, is shortcut by the development of a network of larger vessels connecting directly from arteries to veins. The higher arterial pressure communicating directly to the venous side makes these vessels highly prone to rupture. Based on reports published in Stroke, the incidence rate for AVM disease is significantly lower than that of aneurysmal disease. The Company estimates that approximately 10,500 AVM cases will be treated world wide in 2004.

Peripheral Vascular Disease

Based on data from MDI, the Company believes that over eight million people have been diagnosed with peripheral vascular disease in the United States, of which an estimated two million are treated annually. The Company believes that there is currently no therapeutic regimen to halt the degenerative process of peripheral vascular disease.

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

One common site for vascular obstruction is in hemodialysis access grafts. Based on data from the Health Care Financing Administration and the National Kidney Foundation, the Company estimates that the current rate of hemodialysis access grafts implanted annually in the United States exceeds 190,000, with an annual growth rate of approximately 7-9%. These grafts are used as the access site for dialysis needles that are inserted to withdraw and return blood from a dialyzer, a procedure performed every 2 to 3 days for each patient. These hemodialysis access grafts occlude over time and, according to an article published in the Journal of Surgical Research, fail approximately every 5-10 months, requiring further intervention.

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

Surgical treatment of AVMs includes both open neurosurgery and radiosurgery. The Company estimates that 75% of AVM surgical procedures are preceded by interventional embolization of the AVM. In the United States, interventional AVM embolization, either as stand-alone treatment or as a bridge to surgery, involves depositing an acrylic-based glue, polyvinyl alcohol, or PVA particles, coils or other embolic material into the AVM to reduce or stop blood flow. Embolization with PVA particles, historically the most prevalent interventional therapy in the United States, is challenging due to the difficulty of placing the particles into the proper location, the inability to visually confirm the placement of the particles and the tendency for embolized vessels to reopen. Outside the United States, the most widely used embolization technique for AVMs is the injection of acrylic-based glues, one brand of which was cleared by the U.S. Food and Drug Administration for marketing in the United States in late 2000. However, glues have multiple drawbacks, such as lack of control in delivery and extreme adhesion to all surfaces, including the delivery catheter.

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

Sapphire Detachable Coils.    Interventional treatment of aneurysms with Sapphire Detachable Coils involves advancing a micro catheter through the cerebral vasculature to the aneurysm site. Tiny metal coils attached to a delivery wire are passed through the catheter and into the aneurysm. The coil is then detached from the delivery wire, the wire is removed and the next coil is advanced through the catheter. This process is repeated until approximately 35-45% of the volume of the aneurysm is filled with coils. The presence of these coils in the aneurysm disrupts blood flow, leading to the formation of thrombus in the spaces within the coil mass. The Sapphire coils are sold in a range of shapes and configurations

The Sapphire family of coils is both competitive with, and complementary to, Onyx®, and may be used in conjunction with Onyx. Moreover, the Company’s coils, and coils manufactured by the Company’s competitors, may be delivered to the targeted neuro vascular treatment site using the Company’s neuro access devices such as micro catheters, guidewires and balloons.

In Europe, the Company has most recently introduced the Sapphire NXT, which has replaced the original Sapphire coil designs in the European market in response to intellectual property matters to which the Company is a party. (See Item 3, “Legal Proceedings.”) This new design incorporates an innovative surface technology, and is available in the same configurations as the original Sapphire line.

Topaz Injectible Coils.    The Topaz coils are designed for injection into vascular malformations such as AVMs.

Neuro Access and Delivery Products

The Company has lines of products that are intended to allow access to, and treatment in, difficult-to-reach anatomical locations, such as the remote, or distal, vessels in the brain, or challenging vascular structures, such as bifurcation or terminal aneurysms, which involve more than one blood vessel in the brain. These product lines include families of micro catheters, guidewires and balloon systems, certain models of which are, or will be, delivery components for Onyx and others of which are intended for delivery of coils or general interventional therapies.

The Company’s most recent introduced micro catheter is the Echelon Micro Catheter, which reflects the Company’s next generation microcatheter design. Utilizing a unique blend of materials and construction, the Echelon provides what the Company believes is the largest inner lumen in its class. The combination of design and materials allows the physician to access difficult anatomy and deliver a wide range of coils.

The Company’s occlusion balloon systems, the flagship products of which are the HyperGlide and HyperForm Occlusion Balloon Systems, are compliant, or flexible, balloons designed for use in blood vessels where temporary occlusion is desired. They are useful in stopping or controlling blood flow, and are capable of accessing small diameter vessels and vessels that have many twists and turns. Accordingly, they may be used to arrest blood flow to remote sites to allow for embolization treatment of vascular abnormalities such as aneurysms.

Included in the Company’s portfolio of guidewires is the Mirage Hydrophilic Guidewire. This guidewire is designed for precise torque control and is compatible with several sizes of flow directed micro catheters. It assists the physician in micro catheter navigation and distal vessel access while providing a flexible and shapeable tip. The Mirage is used primarily in accessing AVMs.

Peripheral Blood Clot Therapy Products

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

The Castañeda Over-The-Wire Brush is designed for rapid interventional clot disruption and dissolution through mechanical mixing of a thrombolytic drug with the blood clot.

Sales and Marketing

The primary users of the Company’s products are interventional radiologists and neuroradiologists. The Company estimates that approximately 3,000 hospitals in the United States perform interventional radiology procedures and an estimated 250 institutions provide some neuro vascular therapy.

Since inception, the Company’s practice has been to establish and maintain relationships with key interventional radiologists and neuroradiologists. To achieve such relationships, the Company maintains a direct sales force in the United States, which, together with a director and support personnel, currently consists of approximately 15 individuals.

In April 2003, the Company and ev3 Inc. entered into a distribution agreement, which superseded a distribution support services agreement entered into in December 2002, whereby ev3 Inc. has agreed to distribute and market the Company’s peripheral vascular product line in the United States.

The Company has established international distribution arrangements, focused on the introduction and market penetration of peripheral vascular products, in most parts of Europe, Scandinavia, Latin America, Australia and New Zealand through a network of specialty medical device distributors.

The Company is party to a sales representative agreement with ev3 International, Inc., a wholly owned subsidiary of ev3 Inc., under which ev3 International provides product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where the Company has no existing third-party distributor for its products, and distributor management services in certain countries outside the U.S. and Canada where the Company has an existing third-party distributor for its products.

In June 2003, the Company and ev3 Inc. entered into a distribution support services agreement under which ev3 Inc. performs inventory and administrative services with respect to certain finished goods inventory of the Company’s products.

Also in June 2003, the Company entered into distribution agreements with ev3 K.K. (Japan) and ev3 Canada, Inc., both wholly owned subsidiaries of ev3 Inc., or, collectively, the ev3 subsidiaries. Under the terms of such distribution agreements, both of the ev3 subsidiaries purchase peripheral and neuro vascular products from the Company at a fixed percentage of the actual sales prices realized by the ev3 subsidiaries from end-user customers.

Of the seven members of the Company’s Board of Directors, four members, James M. Corbett, Dale A. Spencer, Richard B. Emmitt and Elizabeth H. Weatherman, directly or indirectly hold equity interests in ev3 LLC, sole owner of ev3 Inc. and Micro Investment LLC. Micro Investment LLC, together with its affiliates, owns approximately 70% of the Company’s outstanding common stock. In addition, James M. Corbett, who became Chairman of the Company’s Board of Directors in January 2002 and the Company’s acting President and Chief Executive Officer from April 2002 through October 2002 is the President and Chief Executive Officer of ev3 LLC and ev3 Inc.; the remaining three individuals are directors of ev3 Inc.

Research and Development

The Company’s research efforts are directed towards development of products that expand the therapeutic alternatives available to interventional radiologists and interventional neuroradiologists for treatment of vascular disease.

The Company believes that the Sapphire and Sapphire NXT family of products, and Onyx, has utility for a variety of procedures in the vascular system, including embolization of brain aneurysms and AVMs.

In addition, the Company has filed patents related to certain non-vascular applications of Onyx that were cross-licensed to other companies, for which the Company received minority equity interests in such companies at the dates of the cross-license transactions and is entitled to receive royalty payments should such products achieve commercialization.

During 2003, the Company initiated and continued several programs to (a) design and develop additional access and delivery devices, specifically, micro catheters, guidewires and balloon systems, for use in the delivery of neuro embolic materials, including the Sapphire and Sapphire NXT coils, and Onyx, (b) enhance the Sapphire Detachable Coil product line, and (c) develop for commercial introduction the Sapphire NXT product line.

The Company’s research and development staff consists of approximately 20 full-time engineers and technicians, all of whom have substantial experience in medical device development. The Company’s product development process incorporates teams organized around each of the Company’s core technologies or product groups, with each team having representatives from marketing, regulatory and clinical affairs, manufacturing and finance. Consultants are utilized where additional specialized expertise is required.

Manufacturing

The Company manufactures its proprietary products in a controlled environment setting at its facilities in Irvine, California and Bochum, Germany. The Company has implemented quality control systems as part of its manufacturing process, which complies with U.S. Quality System Regulations, or QSR, requirements. The Company’s Irvine, California facility has also been inspected by the FDA and the California Department of Health Services, and is registered with the State of California to manufacture its medical devices. The Company’s facility in Bochum, Germany is registered with appropriate competent authorities allowing it to manufacture products for sale in the European Union. The Company believes it is in compliance with FDA QSR for medical devices, with ISO 9001/EN 46001 quality standards and applicable medical device directives promulgated by the European Union, and with ISO/EN 13485, which facilitates entry of the Company’s products into Canada.

The European Union has promulgated rules requiring that medical products receive the right to affix the CE Mark, an international symbol of adherence to quality assurance standards. ISO 9001/EN 46001 certification is one of the CE Mark certification requirements. In order to obtain the right to affix the CE Mark to its products, the Company needs to obtain certification that its processes meet the ISO 9001/EN 46001 quality standards and applicable medical device directives promulgated by the European Union. The Company has obtained certification with respect to its peripheral vascular blood clot therapy, neuro access products, Sapphire Detachable Coils and certain applications of Onyx and therefore, has the right to affix the CE Mark to such products.

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

Raw materials are purchased from various qualified vendors, subjected to stringent quality specifications and assembled by the Company into final products. The Company routinely conducts quality audits of suppliers and has a vendor qualification program. The Company obtains certain products from single source suppliers. However, the Company believes that alternative suppliers are available for its raw materials and other product components and plans to qualify additional suppliers as sales volume warrants.

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

The Company competes primarily with other producers of embolic material and devices, and catheter and wire based products for interventional treatment of neuro vascular and peripheral vascular disease. In neuro vascular interventional applications, the Target Therapeutics division of Boston Scientific, Inc. is the market leader. The Company expects to compete against Target Therapeutics and other entrants in the neuro vascular interventional market, including Cordis, Inc., a subsidiary of Johnson & Johnson, Cook, Inc., Micrus Corporation, MicroVention, Inc. and Terumo Medical Corporation. In peripheral blood clot therapy applications, the Company competes with Arrow International, Inc., MediTech and Target Therapeutics, divisions of Boston Scientific, Inc., Cook, Inc., and the AngioDynamics division of E-Z-EM Corporation. Many of these companies have significantly greater financial, manufacturing, marketing, distribution and technical resources, name recognition and experience than the Company.

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

Some of the consultants have been granted options to purchase shares of the Company’s common stock for their services, are compensated for time spent away from their medical practices and are reimbursed for reasonable expenses. All of the consultants are either self-employed or employed by employers other than the Company and may have commitments to, or consulting or advisory agreements with, other entities, including current or potential competitors of the Company, that may limit their availability to the Company. Although these consultants may contribute significantly to the affairs of the Company, none is expected to devote more than a small portion of his time to the Company.

Patents and Proprietary Rights

The Company’s policy is to aggressively protect its proprietary position by, among other actions, filing U.S. and foreign patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company’s strategy includes extending the patent protection of its licensed technology by filing procedure-specific method patents wherever possible for the use of the Company’s products in new clinical applications.

As of March 4, 2004, the Company held approximately 85 issued U.S. and foreign patents, and has approximately 140 U.S. and foreign patent applications pending. The Company’s issued patents cover technology underlying its neuro vascular products, such as its embolic products and micro catheters, and peripheral vascular products, such as the thrombolytic brush. The expiration dates of these patents range from 2009 to 2023. The pending claims cover additional aspects of the Company’s neuro vascular and peripheral vascular product lines.

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and many companies in the industry have employed intellectual property litigation to gain a competitive advantage. Prior to its acquisition by MTI in October 2002, Dendron was named as a defendant in three patent infringement lawsuits in which the courts found that Dendron’s EDC I coil devices infringed on patents held by the plaintiffs. As a result of such decision, Dendron was enjoined from selling the EDC I coil devices in Germany and from Germany to customers abroad and may be liable for monetary damages. Dendron ceased all activities with respect to the EDC I coil device prior to the Company’s October 2002 acquisition of Dendron. The Company believes that, even if the plaintiffs are ultimately successful, such a decision would not have a material impact on the Company’s financial position or results of operations.

The Company, concurrent with its acquisition of Dendron, initiated a series of legal actions in the Netherlands, the U.K. and Germany, which included a cross-border action that was heard by a Dutch court, the primary purpose of which was to assert both invalidity and non-infringement by the Company of certain patents held by others. The patent holders filed cross complaints in all such actions. In October 2003, the Dutch court ruled that three patents at issue related to detachable coils are valid and that the Company’s Sapphire coils do infringe such patents. Under the court’s ruling, the Company has been enjoined from engaging in infringing activities related to the Sapphire coils in most countries within the European Union, and may be liable for unspecified monetary damages. In December 2003, one of the patent holders filed a lawsuit against the Company in the U.S. alleging infringement by the Company with respect to a range of patents related to detachable coils and certain delivery systems.

See Item 3, “Legal Proceedings,” for a more complete description of such matters.

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

Government Regulation

United States

The research, development, manufacture, labeling, distribution and marketing of the Company’s products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. The Company’s products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act, or the FDC Act, and require clearance or approval by the FDA prior to commercialization. In addition, significant changes or modifications to medical devices also are subject to regulatory review and clearance or approval. Under the FDC Act, the FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, record keeping, advertising, distribution, sale and promotion of medical devices in the United States. The testing in connection with applications made to the FDA and foreign regulatory authorities, the preparation of such applications, and the subsequent review of such applications by the FDA and foreign regulatory authorities are expensive, lengthy and uncertain. Noncompliance with applicable requirements can result in, among other things, warning letters, proceedings to detain imported products, fines, injunctions, civil and criminal penalties against the Company, its officers and its employees, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and a recommendation by the FDA that the Company not be permitted to enter into government contracts.

In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably assure the devices’ safety and efficacy. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, pre-market notification and adherence to QSRs) and Class II devices are subject to general and special controls (for example, performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are those that must receive pre-market approval, or PMA, by the FDA to ensure their safety and efficacy (for example, life-sustaining, life-supporting and implantable devices, or new devices that have not been found substantially equivalent to legally marketed Class I, Class II or pre-amendments Class III devices).

The FDA also has the authority to require clinical testing of certain medical devices as part of the clearance or approval process. If clinical testing of a device is required and if the device presents a “significant risk,” an Investigational Device Exemption, or IDE, application must be approved prior to commencing clinical trials. The IDE application must be supported by data, typically including the results of laboratory and animal testing. If the FDA approves the IDE application, clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the agency. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such costs do not exceed recovery of the costs of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of investigational sites’ institutional review boards pursuant to FDA regulations.

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

Following submission of the 510(k), the manufacturer or distributor may not place the device into commercial distribution unless and until the FDA issues an order finding the product to be substantially equivalent. In response to a 510(k), the FDA may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA, however, may require further information, including clinical data, to make a determination regarding substantial equivalence, or may determine the proposed device is not substantially equivalent and require a PMA. Such a request for additional information, including clinical trials, or a determination that the device is not substantially equivalent, would delay market introduction of the products that are the subject of the 510(k). It generally takes four to twelve months from the date of submission to obtain 510(k) clearance, although it may take longer, in particular if clinical trials are required.

If the manufacturer or distributor cannot establish that a proposed device is substantially equivalent to a legally marketed Class I or II predicate device, or to a pre-amendments Class III medical device for which the FDA has not required a PMA, the manufacturer or distributor must seek pre-market approval of the proposed device through submission of a PMA application. A PMA application must be supported by extensive data, including laboratory, pre-clinical and clinical trial data to prove the safety and efficacy of the device, as well as extensive manufacturing information. If the FDA determines, upon initial review, that a submitted PMA application is sufficiently complete to permit substantive review, the FDA will accept the PMA application for filing. FDA review of a PMA application generally takes approximately one year or more from the date of acceptance for filing, but review times vary depending upon FDA resources and workload demands and the complexity of PMA submissions. Additionally, as one of the conditions for approval, the FDA will inspect the manufacturing establishment at which the subject device will be manufactured to determine whether the quality control and manufacturing procedures conform to QSRs. If granted, the PMA approval may include significant limitations on the indicated uses for which a product may be marketed.

The Company has received 510(k) clearances related to certain therapeutic indications for Sapphire Detachable Embolic Coils, micro catheters, guidewires, balloons and peripheral vascular blood clot therapy products, which cover over 100 products offered for market.

Before the Company can commercially market Onyx in the U.S. as a device it has been, and will be, required to submit PMA applications to the FDA, supported by an IDE. In March 2001, the Company received FDA approval to begin a pivotal clinical trial in the United States for the use of Onyx in treating brain aneurysms, the protocol for which was modified, with FDA approval, in July 2002. In December 2003, Onyx for the treatment of large and wide-neck brain aneurysms received designation from the FDA as an HUD. In order to market a HUD in the U.S., the Company must first submit to the FDA and obtain approval for an HDE. An HDE application is similar to a PMA application, although the Company does not anticipate that submission of additional clinical data under an IDE will be required. The Company intends to submit an HDE application during the second quarter of 2004, however, there is no assurance that the FDA will approve this application. Concurrent with receiving the HUD designation, the Company suspended the pivotal clinical trial described above in order to focus its efforts on the HDE application process.

In March 2003, the Company submitted a PMA application to the FDA for approval of Onyx for the treatment of AVMs. In August 2003, an advisory panel of the FDA voted to recommend, with conditions, to the FDA such approval. The Company is working with the FDA in addressing the conditions recommended by the panel, and expects to receive approval in 2004. There is no assurance, however, that the FDA will follow the panel’s recommendation or that the Company will be able to comply with such conditions.

The Company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the State of California Department of Health Services, or CDHS, to list its products with the FDA, and to comply with standards promulgated by competent authorities in Europe. Accordingly, such regulatory agencies and authorities will inspect the Company for compliance with QSR and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner. The FDA most recently inspected the Company’s Irvine, California facility in June 2003 for QSR compliance. There were no limitations imposed on the Company’s operations as a result of that inspection. Pursuant to the maintenance of the Company’s California medical device manufacturing license, the Company’s Irvine, California facility was inspected by the CDHS in January 1999. No significant inspection observations were received.

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

The Company or its distributors have received registrations and approvals to market Onyx for the treatment of neuro aneurysms and AVMs and certain peripheral applications, the Sapphire Detachable Coils for treatment of neuro aneurysms and AVMs, and its neuro vascular access and delivery products and peripheral vascular blood clot therapy products in most parts of Europe, Canada, Scandinavia, Latin America, New Zealand and Australia.

The European Union has promulgated rules that require that medical products receive the right to affix the CE Mark, an international symbol of adherence to quality assurance standards. ISO 9001/EN 46001 certification is one of the CE Mark certification requirements. In order to obtain the right to affix the CE Mark to its products, the Company needs to obtain certification that its processes meet the ISO 9001/EN 46001 quality standards and applicable medical device directives promulgated by the European Union. The Company has obtained such certification with respect to some applications of Onyx, the Sapphire Detachable Coils, peripheral vascular blood clot therapy products, and access and delivery products and, thus, the Company currently has the right to affix the CE Mark to such products. In addition, the Company has obtained ISO/EN 13485 certification which facilitates entry of the Company’s products into Canada.

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

The Company’s success will depend upon, among other things, its customers’ ability to obtain satisfactory reimbursement from healthcare payors for its products. Reimbursement in the United States for the Company’s

Sapphire Detachable Coils, access and delivery products and peripheral blood clot therapy products is currently available under existing procedure codes from most third-party payors, including most major private health care insurance plans, Medicare and Medicaid. The Company believes that procedures using Sapphire embolic coils or Onyx may be reimbursed in the United States under existing procedure codes should Onyx receive FDA clearance or approval, of which there is no assurance.

Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that govern reimbursement for new devices and procedures. In many markets, there are private insurance systems as well as government-managed systems. Obtaining reimbursement approvals can require 12 to 18 months or longer. The Company’s currently marketed applications of Onyx, Sapphire Detachable Coils, peripheral blood clot therapy products, and access and delivery products have been approved for reimbursement in countries in which the Company markets such products.

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

Certain Factors that May Affect Our Business and Future Results

Some of the information included herein contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of, estimates made by and information currently available to, our management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including, without limitation, statements to the effect that Micro Therapeutics or our management “may,” “will,” “expects,” “anticipates,” “estimates,” “continues,” “plans,” “believes,” or “projects,” or statements concerning “potential” or “opportunity,” any variations thereof, comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. Our actual results may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impaired by risks including, but not limited to the following:

•	our ability to achieve cash flow positive operations;

•	the impact of a Dutch court’s ruling on our detachable coil product line, including the impact of the ruling on our ability to continue to sell our embolic coils in the EU;

•	our ability to achieve benefits from our acquisition of Dendron GmbH;

•	our ability to successfully bring our products to market;

•	market acceptance of our products;

•	our ability to compete;

•	our dependence on third party suppliers and manufacturers;

•	our limited marketing and distribution experience;

•	the market opportunity for our products;

•	our ability to obtain and maintain required regulatory approvals;

•	our ability to protect and defend our patents and proprietary technology; and

•	the ability of our customers to obtain third-party reimbursement for procedures involving our products.

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

We continue to incur negative cash flows from operations.    Our operations to date have consumed substantial amounts of cash, and we expect this condition will continue into late 2004. We believe our anticipated cash flow from planned operations and existing capital resources, comprising primarily the net proceeds from the private placement of exchangeable promissory notes completed in December 2003, will result in us maintaining a positive cash balance through the end of 2004. At that time, however, we may not have achieved cash flow positive operations. Our ability to achieve cash flow positive operations will be influenced by many factors, including the extent and duration of our future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and the future course of intellectual property litigation.

We currently have no committed external sources of funds and we anticipate seeking to raise additional funds during the next twelve months, either through a public or private financing. However, such additional financing may not be available on acceptable terms or at all. If we raise additional funds by issuing equity securities, further dilution to our existing stockholders could result. If adequate funds were not available to us, our business would be negatively impacted.

We depend on patents and proprietary technology to protect our intellectual property, our revenue base and our business.    Our success will depend in part on our ability to:

•	obtain and maintain our patents;

•	preserve our trade secrets; and

•	operate without infringing the proprietary rights of others.

The patent position of a medical device company may involve complex legal and factual issues. Our issued patents cover technology underlying our neuro vascular products, such as our embolic products and micro catheters, and our peripheral vascular products, such as the thrombolytic brush. There is no guarantee that issued patents will provide us significant proprietary protection, that pending patent applications will be issued, or that products incorporating the technology in issued patents or pending applications will be free of challenge from competitors. It is possible that patents belonging to competitors will require us to alter our technology and products, pay licensing fees, or cease to market or develop our current or future technology and products. We also rely on trade secrets to protect our proprietary technology, and it is possible that others will independently develop or otherwise acquire equivalent technology or that we will be unable to maintain our technology as trade secrets. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S. If we fail to protect our intellectual property rights, there could be a negative impact on our business.

There has been extensive litigation in the medical device industry regarding patents and other intellectual property rights. Prior to our acquisition of Dendron, it became involved in litigation in Europe involving patents covering certain of its products, which litigation is still active. In addition, concurrent with our acquisition of Dendron, we initiated a series of legal actions in Europe and the U.K. with the primary purpose of asserting both invalidity and non-infringement by us of certain patents held by others with respect to detachable coils and certain delivery systems. See Item 3, “Legal Proceedings.”

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

One of our stockholders and its affiliates hold a majority of our common stock, which enables this affiliated group to control our Board of Directors and cause or prevent significant transactions.    One of our stockholders, Micro Investment LLC, a Delaware limited liability company, and members of ev3 LLC, a Delaware limited liability company and sole owner of Micro Investment, and their affiliates beneficially own an aggregate of approximately 70% of our outstanding common stock. In addition, four members of our Board of Directors, James Corbett, Dale A. Spencer, Richard B. Emmitt and Elizabeth H. Weatherman, directly or indirectly hold equity interests in ev3 LLC. Ms. Weatherman, is a general partner of Warburg, Pincus & Co., the sole general partner of Warburg, Pincus Equity Partners, L.P., which, together with three affiliated entities, owns a majority interest in ev3 LLC.

Micro Investment and its affiliates will be able to exercise voting control over us for the foreseeable future and will be able to elect the entire Board of Directors, set dividend policy and otherwise generally determine our management. Micro Investment, which itself owns approximately 59% of our outstanding common stock, appointed three of the seven members of our current Board of Directors, and so long as Micro Investment holds 30% of the outstanding shares of our common stock, Micro Investment is entitled to designate four of the members of our Board of Directors. This control by Micro Investment and its affiliates could prevent, or make more difficult, a sale of Micro Therapeutics that is not on terms acceptable to Micro Investment and its affiliates. In addition, this control would allow Micro Investment to prevent, or alternatively, to cause to occur, significant corporate transactions.

Several of our products are in developmental stages and may not successfully come to market, which could harm our sales and revenues.    We have only recently introduced a number of products commercially, and several of our products, including extensions of existing products, are in the early stage of development. Some of our products are in clinical trials and others have not yet reached the clinical trial stage. Our ability to market these products will depend upon a number of factors, including our ability to demonstrate the safety and efficacy of our products in the clinical setting. Our products may not be found to be safe and effective in clinical trials and may not ultimately be cleared for marketing by U.S. or foreign regulatory authorities. Our failure to develop safe and effective products that are approved for sale on a timely basis would have a negative impact on our business.

If we cannot obtain approval from governmental agencies we will be unable to sell our products in some countries.    The process of obtaining FDA and other required regulatory clearances is lengthy, expensive and uncertain. Additionally, if regulatory clearance is granted, for which no assurance may be given, it may include significant limitations on the indicated uses for which a product may be marketed.

With respect to certain modifications we have made to products covered under 510(k) clearances, the FDA may not agree with our determinations that a new 510(k) notice was not required for such changes and could require us to submit a new 510(k) notice for any of the changes made to a device. If the FDA requires us to submit a new 510(k) notice for any device modification, we may be prohibited from marketing the modified device until the FDA clears the 510(k) notice. Delays that would be caused by the submission of a new 510(k) notice could materially adversely affect our business.

Delays in receipt of, failure to receive, or loss of regulatory approvals or clearances to market our products would negatively impact our business.

Our products may not be accepted by the market, which could harm our sales and revenues.    Even if we are successful in developing safe and effective products that have received marketing clearance, our products may not gain market acceptance. In order for any of our products to be accepted, we must address the needs of potential customers. The target customers for our products are doctors who use X-rays and radioactive substances in the diagnosis and treatment of diseases, or radiologists. Specifically, we target two types of radiologists: (1) interventional neuroradiologists, who specialize in the minimally invasive treatment of neuro vascular disorders, and (2) interventional radiologists, who specialize in minimally invasive treatment of peripheral vascular disorders. However, even if these targeted customers accept our products, this acceptance may not translate into sales. Additionally, our market share for our existing products may not grow, and our products that have yet to be introduced may not be accepted in the market.

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

We recently entered into new arrangements for the distribution of our products with an affiliate.    In November 2001, and as restated in August 2003, we entered into an agreement with ev3 International, Inc. whereby ev3 International commenced providing, on January 1, 2002, product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where we have no existing third-party distributor for our products, and distributor management services in certain countries outside the U.S. and Canada where we have an existing third-party distributor for our products.

In 2003, we entered into agreements with ev3 Inc. whereby ev3 purchases, sells and markets our peripheral vascular products, and performs inventory and administrative services with respect to finished goods inventory of certain of our neuro vascular products.

Also in 2003, we entered into distribution agreements with ev3 K.K. (Japan) and ev3 Canada, Inc., both wholly owned subsidiaries of ev3 Inc., or, collectively, the ev3 subsidiaries. Under the terms of such distribution agreements, both of the ev3 subsidiaries purchase peripheral and neuro vascular products from us at a fixed percentage of the actual sales prices realized by the ev3 subsidiaries from end-user customers.

The ev3 entities may not be successful in providing the services to us called for in the agreements described above.

ev3 and its subsidiaries are affiliated with the Company. See Item 1, “Business – Sales and Marketing.”

Our neurovascular sales force in the U.S., including field management and supporting personnel, is comprised of approximately 15 individuals. There is competition for sales personnel experienced in interventional medical device sales, and we may not be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. We believe we will need to maintain our distribution arrangements or develop our own sales force. Our ability to market our products in certain areas may depend on strategic alliances with marketing partners. We may not be able to enter into agreements other than those with ev3 Inc. and its subsidiaries on acceptable terms or at all. Also, performance under such agreements may not result in development of our marketing capabilities and we may not be able to successfully develop a direct sales force.

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

We may need to expand our manufacturing capacity.    We have found it necessary to expand our manufacturing capacity in connection with our continued development and commercialization of our products and it is likely that expansion will be necessary in the future. Development and commercialization requires additional money for facilities, tooling and equipment and for leasehold improvements. We expect that such expansion would be achieved through modified space utilization in our current leased facilities, improved efficiencies, automation and acquisition of additional tooling and equipment, however we may find it necessary to relocate all, or portions of, our leased facilities, which process is time consuming and expensive. We may not be able to obtain the required funds for expansion of our manufacturing capacity. Improved efficiencies might not result from such an expansion. Any delay or inability to expand our manufacturing capacity, including obtaining the commitment of necessary capital resources, could materially adversely affect our manufacturing ability.

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

We rely on independent contract manufacturers to produce some of our products and components.    Our reliance on independent contract manufacturers involves several risks, including:

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

We depend upon key personnel to operate our business, which puts us at risk of a loss of expertise if key personnel were to leave us.    We depend upon the contributions, experience and expertise of certain members of our management team and key consultants. Our success will depend upon our ability to attract and retain additional highly qualified management, sales, technical, clinical and consulting personnel.

Our revenues could be diminished if we cannot obtain third party reimbursement for sales of our products.    In the U.S., health care providers such as hospitals and physicians that purchase medical devices generally rely on third-parties, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic procedures. With the implementation of Medicare’s Prospective Payment System for hospital inpatient care (Diagnosis Related Groups, or DRGs) in the 1980s, public and private payors began to reimburse providers on a fixed payment schedule for patients depending on the nature and severity of the illness. Many tests and procedures that would have been performed under cost-plus reimbursement formulas are subject to scrutiny and must be justified in terms of their impact on patient outcomes. As a result, there is an incentive to conduct only those tests and perform only those procedures that will optimize cost-effective care.

We believe that health care providers will be able to obtain reimbursement based on reimbursement policies for embolization procedures currently in effect. However, these reimbursement policies may not be applied by healthcare payors in all markets to procedures in which our products are used, or, even if currently applicable, may be changed in the future. Changes in reimbursement policies of governmental (both domestic and international) or private healthcare payors could negatively impact our business to the extent any such changes affect reimbursement for procedures in which our products are used.

Our international operations subject us to additional business risks, such as business interruption, increased costs and currency exchange rate fluctuations, and may cause our profitability to decline.    International sales are subject to inherent risks, including unexpected changes in regulatory requirements, fluctuating exchange rates, difficulties in staffing and managing foreign sales and support operations, additional working capital requirements, customs, duties, tariff regulations, export license requirements, political and economic instability, potentially limited intellectual property protection and difficulties with distributors. In addition, sales and distribution of our products outside the United States are subject to extensive foreign government regulation. In addition, we sell products generally in local currency, which subjects us to currency exchange risks.

Large-scale market acceptance of our products will depend on the availability and level of reimbursement in international markets that we target.    Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Obtaining reimbursement approvals in each country can require approximately 12 to 18 months or longer. Any delays in obtaining, or an inability to obtain, reimbursement approvals could have a material adverse effect on our business.

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

In May 1999 our Board of Directors adopted a Stockholder Rights Plan. The Stockholder Rights Plan, as amended, provides each stockholder of record one right for each share of common stock of Micro Therapeutics. The rights are represented by our common stock certificates, and are not traded separately from common stock and are not exercisable. The rights will become exercisable only if, unless approved by the Board of Directors, a person acquires or announces a tender offer that would result in ownership of 20% or more of Micro Therapeutics’ common stock, at which time, each right would enable the holder to buy shares of our common stock at a discount to the then market price. Micro Therapeutics may redeem the rights for $0.01 per right, subject to adjustment, at any time before the acquisition by a person or group of 20% or more of Micro Therapeutics’ stock. The rights have a ten-year term. The Stockholder Rights Plan may have the effect of delaying, deferring or preventing a change in control of our stock. This may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of the common stock.

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

Employees

At March 2, 2004, the Company had 241 employees, all of whom were employed on a full-time basis, and 38 of whom were directly employed by employment agencies.

Available Information

Our investor relations website is http://www.1MTI.com. We make available on this website under the “Financials” section of the “Investors” page, free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission.

ITEM 2.    PROPERTIES

The Company occupies a facility of approximately 43,000 square feet, which is located within a multi-tenant building in Irvine, California, and facilities aggregating approximately 12,000 square feet in adjacent multi-tenant buildings in Bochum, Germany. The California facility is subject to a lease that expires in September 2005, with one five-year renewal option, and the facilities in Germany are subject to leases that have remaining terms over five years. The Company believes that this space is adequate for its near-term needs.

ITEM 3.    LEGAL PROCEEDINGS

A description of litigation to which the Company is a party is as follows:

In September 2000, Dendron was named as the defendant in three patent infringement lawsuits brought by the Regents of the University of California, the plaintiff, in the District Court (Landgericht) in Düsseldorf, Germany. The complaints requested a judgment that Dendron’s EDC I coil device infringes three European patents held by the plaintiff and asked for relief in the form of an injunction that would prevent Dendron from producing and selling the devices within Germany and selling from Germany to customers abroad, as well as an award of damages caused by Dendron’s alleged infringement, and other costs, disbursements and attorneys’ fees. In August 2001, the Court issued a written decision that EDC I coil devices do infringe the plaintiff’s patents, enjoined Dendron from selling the devices within Germany and from Germany to customers abroad, and requested that Dendron disclose the individual product’s costs as the basis for awarding damages. In September 2001, Dendron appealed the decision. In addition, Dendron instituted challenges to the validity of each of these patents by filing opposition proceedings with the European Patent Office, or EPO, against one of the patents (the Company joined Dendron in this action in connection with its acquisition of Dendron), and by filing, with the Company, nullity proceedings with the German Federal Patents Court against the German component of the other two patents. In February and March 2003, the Düsseldorf Court of Appeals stayed the litigation proceedings, pending decisions by the German Federal Patents Court and the EPO.

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

In April 2002, Dendron was named as the defendant in a patent infringement lawsuit brought by William Cook Europe A/S, Denmark alleging that a German Utility Model is infringed upon by Dendron’s EDC II “curved tip” coil devices. The suit was filed in the District Court (Landgericht) in Düsseldorf, seeking monetary and injunctive relief. In January 2003, the court issued a “stay” of the proceedings, pursuant to a request by the Company, pending the outcome of a cancellation request in the Federal German Patent and Trademark Office, or GPTO, filed by the Company against the utility model described above. In October 2003 the GPTO announced its decision, which the Company believes renders its products to be non-infringing. A written decision is forthcoming. Cook has appealed the GPTO decision, however, the Company believes that such an appeal, if successful, would not have a material impact on the Company’s financial position or results of operations. The product subject to these matters is the Curved Tip coil within the Sapphire product family.

Concurrent with its acquisition of Dendron, the Company initiated a series of legal actions in the Netherlands, the U.K. and Germany, which included a cross-border action that was heard by a Dutch court, as further described below. The primary purpose of these actions was to assert both invalidity and non-infringement by the Company of certain patents held by others. The range of patents at issue are held by the Regents of the

University of California and Boston Scientific Corporation, collectively referred to as the “patent holders,” related to detachable coils and certain delivery catheters.

In October 2003, the Dutch court ruled that three patents at issue related to detachable coils are valid and that the Company’s Sapphire coils do infringe such patents. The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid. Under the court’s ruling, the Company has been enjoined from engaging in infringing activities related to the Sapphire coils in most countries within the European Union, and may be liable for unspecified monetary damages for activities engaged in by the Company since September 27, 2002. While the Company has filed an appeal with the court, the Company believes it is in compliance with the Dutch court’s injunction and intends to continue such compliance.

In the first quarter of 2004, the Company commercially launched the Sapphire NXT family of embolic coils in Europe, to replace the original Sapphire embolic coil product line in response to the decision of the Dutch court. There is, however, no assurance that the Sapphire NXT product line will not also be subject to legal challenge.

In January 2003, the Company initiated a legal action in the U.K. that seeks a declaration that a patent held by the patent holders related to delivery catheters is invalid, and that the Company’s products do not infringe this patent. The patent in question is the U.K. designation of the same patent that was found by the Dutch court in October 2003 to be invalid, as discussed above. The patent holders have counterclaimed for alleged infringement by the Company. The Company anticipates that a trial in the U.K. will be scheduled for late 2004 or 2005.

In the U.S., concurrent with the FDA’s, marketing clearance of the Sapphire line of embolic coils received in July 2003, the Company initiated a declaratory judgment action against the patent holders that also includes assertions of non-infringement by the Company and invalidity of a range of patents held by the patent holders related to detachable coils and certain delivery catheters. In October 2003, the court dismissed the Company’s actions for procedural reasons without prejudice and without decision as to the merits of the parties’ positions. In December 2003, the University of California filed an action against the Company in the U.S. alleging infringement by the Company with respect to a range of patents held by the University of California related to detachable coils and certain delivery systems. The Company has filed a counterclaim against the University of California and other parties claiming interest in the patents in question asserting non-infringement by the Company and invalidity of the patents.

The Company is involved in other litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since February 18, 1997, the Common Stock of the Company, has traded on the Nasdaq National Market under the symbol “MTIX.” The Company’s Common Stock was not traded on the Nasdaq National Market, or any other exchange, prior to that date.

High and low sales prices for the Company’s Common Stock during the years ended December 31, 2002 and 2003 were as follows:

	High	Low
Q1 2002 (January 1 through March 31)	$8.24	$5.46
Q2 2002 (April 1 through June 30)	8.15	3.13
Q3 2002 (July 1 through September 30)	4.61	1.85
Q4 2002 (October 1 through December 31)	3.55	1.65
Q1 2003 (January 1 through March 30)	2.98	1.80
Q2 2003 (March 31 through June 29)	4.98	2.31
Q3 2003 (June 30 through September 28)	6.15	3.82
Q4 2003 (September 29 through December 31)	$5.48	$2.80

As of March 25, 2004, there were 61 stockholders of record of the Company’s Common Stock. The Company estimates that there are approximately 2,300 beneficial owners of its Common Stock. There is no Preferred Stock outstanding. The Company has not paid any dividends on its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of the Company’s business.

Recent Sales of Unregistered Securities.

On December 4, 2003, the Company entered into a note purchase agreement with certain accredited institutional investors under which the Company issued $17 million aggregate principal amount of unsecured exchangeable promissory notes. Holders of $13 million in aggregate principal amount of the notes are members of ev3 LLC. On January 30, 2004, the company’s stockholders approved the issuance of shares of the Company’s common stock at a price of $2.73 per share in exchange for the aggregate principal amount of the notes and related accrued interest, and the exchange was completed, resulting in the issuance of 6,296,565 shares of the Company’s common stock. The note purchase agreement required the Company to prepare and file with the Securities and Exchange Commission a registration statement under the Securities Act for the purposes of registering the resale of the shares of common stock issued upon exchange of the notes, which registration statement was declared effective by the Securities and Exchange Commission on February 9, 2004.

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

OVERVIEW

The Company is engaged in the design, development, manufacturing and marketing of minimally invasive devices for treatment of vascular disease. The Company derives its revenues principally from three product segments: embolic products, and access and delivery products, which, for purposes of the discussion below have been grouped under the category “Neurovascular Products,” and peripheral blood clot therapy products.

Neurovascular Products: Embolic and Access and Delivery Products

The Company’s embolic products consist primarily of Onyx, a proprietary embolic material developed internally by the Company, and the Sapphire and Topaz families of embolic coils, which became product lines as part of the Company’s acquisition of Dendron in October 2002. The Company has also internally developed its access and delivery products, consisting of guidewires, micro catheters, and balloon systems.

United States

In 2001, the Company received FDA approval to begin a pivotal clinical trial for the use of Onyx in treating brain aneurysms, the protocol for which was modified, with FDA approval, in July 2002. In November 2003, Onyx for the treatment of large and wide-neck brain aneurysms received designation from the FDA as an HUD. Concurrent with receiving the HUD designation, the Company suspended the pivotal clinical trial described above in order to focus its efforts on the HDE application process.

Also in 2001, the Company received FDA approval to begin a pivotal clinical trial for the use of Onyx in treating AVMs in the brain, and, in March 2003, the Company submitted a PMA application to the FDA for approval of this use of Onyx.

In July 2003, the Company received 510(k) clearance from the FDA to market the Sapphire family of embolic coils, which the Company commenced in September 2003.

The Company directly markets and sells its neurovascular products in the United States. On June 2, 2003, the Company and ev3 Inc. entered into a distribution support services agreement under which ev3 Inc. performs inventory and administrative services with respect to finished goods inventory of the Company’s neurovascular products. Under the terms of the agreement, ev3 Inc. charges the Company a fee based on a fixed percentage of gross end-customer sales realized by the Company from sales of such products.

The Company is a party to litigation in the U.S. regarding whether its Sapphire embolic coils and certain delivery catheters infringe patents held by others. See Note 12 of “Notes to Consolidated Financial Statements”; “Liquidity and Capital Resources”; and Part I, Item 3, “Legal Proceedings.”

International

Europe

In November 1997, the Company signed an agreement with Guidant to distribute the Company’s neurovascular products in Europe, which, at that date, consisted of the initial offerings of Onyx and related access and delivery products. Until September 1999, no significant revenues had been received under the Guidant arrangement. In July 1999, the Company received CE Mark approval for the treatment of AVMs, in the brain using Onyx and, accordingly, the Company initiated market-training activities in July 1999. Product launch activities with respect to the brain AVM application commenced in September 1999. Also in this time frame, the Company received CE Mark approval and commenced market introductions of its access and delivery products.

In November 2000, the Company obtained CE Mark approval for the brain aneurysm application of Onyx, and commenced market-training activities with respect to this application during the fourth quarter of 2000 as part of its Cerebral Aneurysm Multi-center European Onyx, or CAMEO, Registry. The objective of the CAMEO Registry was the accumulation of data on 100 brain aneurysm patients treated with Onyx, for use in subsequent marketing of Onyx for this application. In the third quarter of 2001, the Company completed the CAMEO Registry. Also during the third quarter of 2001, the Company terminated its November 1997 distribution agreement with Guidant, effective December 31, 2001. As a result, the Company decided to defer the market launch of the brain aneurysm application of Onyx until the first quarter of 2002, in conjunction with the commencement of European marketing, sales and distribution of the Company’s products by ev3 International, as described below.

In November 2001, the Company signed a sales representative agreement with ev3 International, Inc., a related party, as described elsewhere. Under the terms of the agreement, ev3 International provides product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where the Company had no existing third-party distributor for its products, and distributor management services in certain countries outside the U.S. and Canada where the Company had an existing third-party distributor for its products. ev3 International commenced its activities with respect to all segments of the Company’s products in the first quarter of 2002.

The terms of the 2001 agreement called for the Company to pay ev3 International a fee for such services, initially amounting to 105% of ev3 International’s cost for maintaining the sales force. In addition, ev3 International charged the Company a fee for general and administrative services. The Company was also charged a distributor management fee based on sales to third-party distributors with respect to whom ev3 International performs such services, which commenced in 2002. Effective August 1, 2003, the Company and ev3 International entered into an amended and restated sales representative agreement, which superseded the November 2001 agreement described above. Under the terms of the August 2003 agreement, ev3 International’s activities are the same as those described above, however, as consideration for such services, the Company is charged a fee based on a fixed percentage of revenues the Company realizes from sales of products in territories in which ev3 International maintains sales representatives, and based on a fixed percentage of sales to third party distributors with respect to whom ev3 International performs distributor management services. All other fees described above in connection with the November 2001 agreement were discontinued as of August 1, 2003.

In October 2002, the Company completed its acquisition of Dendron, pursuant to the terms of a stock purchase agreement dated September 3, 2002. In connection with the acquisition, the Company terminated the distribution agreements with substantially all of Dendron’s distributors, and transferred sales, marketing and distribution responsibilities for Dendron’s products to ev3 International in conformity with the terms of the August 2003 described above.

The Company is a party to litigation regarding whether its Sapphire embolic coils and certain delivery catheters infringe patents held by others. The Company has received rulings unfavorable to it in Europe and has been enjoined from engaging in infringing activities with respect to these products in most European countries. The Company has appealed the unfavorable rulings. See Note 12 of “Notes to Consolidated Financial Statements”; “Liquidity and Capital Resources”; and Part I, Item 3, “Legal Proceedings.”

In the first quarter of 2004, the Company commercially launched the Sapphire NXT family of embolic coils in Europe, which will replace the original Sapphire embolic coil product line. There is, however, no assurance that the Company will be successful in the appeal of the court rulings, that the Sapphire NXT product introduction in Europe will be successful or that the Sapphire NXT product line will not also be subject to legal challenge.

Japan

In September 1998, the Company entered into a distribution agreement with Century, which provided for distribution of the Company’s products by Century in Japan. In December 2001, the Company commenced discussions with Century regarding modification or termination of the distribution agreement. On April 1, 2002, the Company and Century signed a Regulatory Transition and Short-Term Distribution Agreement, which superceded the September 1998 distribution agreement, provided for the transition, over a one-year period ended March 31, 2003, of regulatory responsibilities in Japan from Century to the Company with respect to the Company’s products, and provided for the termination of Century’s Japanese distributorship on March 31, 2003. The Company was required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century was required to achieve by March 31, 2003. The Company accrued the entire termination fee as of December 31, 2001, and has paid Century $1.1 million based on the Company’s assessment of Century’s achievement of milestones. The Company and Century are currently in dispute regarding the payment, if any, of a portion of the remaining $400,000.

In June 2003, the Company entered into a distribution agreement with ev3 K.K. (Japan), a wholly owned subsidiary of ev3 Inc. Under the terms of the distribution agreement, ev3 K.K. purchases neurovascular products from the Company at a fixed percentage of the actual sales prices realized by ev3 K.K. from end-user customers.

Other International

In June 2003, the Company entered into a distribution agreement with ev3 Canada, Inc., a wholly owned subsidiary of ev3 Inc., the terms of which are similar to those described above with respect to the Company’s agreement with ev3 K.K.

The Company markets its neurovascular products through third-party distributors in countries outside of the United States, the European Union, Japan and Canada.

Peripheral Vascular Products

In August 1998, and as revised in June 2000 and May 2002, the Company entered into a distribution agreement with Abbott, which provided for distribution of such products by Abbott in the United States. Effective December 31, 2002, the Company’s agreement with Abbott was terminated.

In April 2003, the Company and ev3 Inc. entered into a distribution agreement, which superseded a December 31, 2002 distribution support services agreement. Under the terms of the April 2003 agreement, ev3 Inc. purchases peripheral vascular products from the Company at a fixed percentage of the actual sales prices realized by ev3 Inc. from end-user customers.

The Company markets its peripheral vascular products in Europe under the terms of its agreement with ev3 International, and in Japan and Canada under the terms of its agreements with ev3 K.K. and ev3 Canada, respectively, all as described above. Such products are marketed and sold through third-party distributors in countries outside of the United States, Europe Union, Japan and Canada.

The Company manufactures its products at its facilities in Irvine, California and Bochum, Germany. Certain accessories are manufactured and processes performed by contract manufacturers.

Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, actions relating to regulatory and reimbursement matters, the extent to which the

Company’s products gain market acceptance, the rate at which the Company and third-party distributors, as applicable, establish their domestic and international sales and distribution networks, the progress of clinical trials and the introduction of competitive products for diagnosis and treatment of neuro and peripheral vascular disease. Because of these factors, accurate prediction of future operating results is difficult. Although the Company has experienced sales growth in certain recent periods, the Company may not be able to sustain sales growth or gain profitability on a quarterly or annual basis, and its growth may not be consistent with predictions made by securities analysts.

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

Revenue Recognition.    Product sales and related cost of sales are recognized upon the shipment of product to customers, some of which are distributors, provided the Company has received an order, the price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured and not contingent on subsequent resale. The terms of all product sales are FOB shipping point. The Company’s agreement with Abbott, terminated effective December 31, 2002, provided for additional payments to the Company based on sales of the Company’s product by Abbott. Such additional payments were recognized as revenue by the Company upon the sale of the related product by Abbott.

In 2003, the Company entered into distribution agreements with ev3 Inc. and certain of its wholly owned subsidiaries. Under the terms of such agreements, the ev3 entities purchase products from the Company at a fixed percentage of the actual sales prices realized by the ev3 entities from end-user customers. Based on the relationship of the ev3 entities to the Company, as described in Notes 13 and 14, the Company adopted a revenue recognition policy under which revenues related to sales of product to the ev3 entities are recognized only upon the ev3 entities’ sale of such product to their customers.

The Company’s products are under warranty against defects in material and workmanship for a period of one year. The Company provides for the estimated future return of inventory and the estimated costs of warranty at the time of sale based on historical experience.

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

Goodwill.    Amounts ascribed to goodwill in connection with the Dendron acquisition are carried at cost. In conformity with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates annually, in October, the carrying amount of goodwill to determine whether events and circumstances have adversely affected the Company’s embolic coil reporting unit so as to warrant a reduction in value.

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

Had compensation cost been determined on the fair value at the grant dates for awards under those plans consistent with the method promulgated by SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	For The Years Ended December 31,
	2002	2003
Net loss
As reported	$(22,744,000)	$(12,787,000)
Deduct: Total stock-based employee compensation expense determined under the fair value method	(571,000)	(839,000)

Pro Forma for SFAS No. 123	$(23,315,000)	$(13,626,000)

Loss per share (basis and diluted)
As reported	$(1.06)	$(0.39)
Deduct: Total stock-based employee compensation expense per share determined under the fair value method	(0.03)	(0.03)

Pro Forma for SFAS No. 123	$(1.09)	$(0.42)

See Notes 2 and 10 in the Notes to Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-KSB for additional information with respect to stock-based compensation.

Results of Operations

Comparison of the Years Ended December 31, 2002 and 2003

Following is information with respect to net sales for the years ended December 31, 2002 and 2003:

	Year Ended December 31,
	2002	2003
Product Segments
Embolic products	$2,827,000	$8,221,000
Neuro access and delivery products	7,357,000	13,530,000
Peripheral blood clot therapy and other	2,495,000	2,731,000

Total net sales	$12,679,000	$24,482,000

Geographic Segments
United States	$5,866,000	$8,197,000
International	6,813,000	16,285,000

Total net sales	$12,679,000	$24,482,000

The increase from 2002 to 2003 in embolic product sales is primarily attributable to the October 2002 addition of the Sapphire family of embolic coils to the Company’s product portfolio, effective with the Company’s acquisition of Dendron. During the fourth quarter of 2002, sales of the Sapphire coils were primarily in Europe, and sales of coils in other international regions commenced in the first quarter of 2003. In the third quarter of 2003, the Company obtained clearance from the FDA to commercially market the Sapphire product line, and U.S. sales commenced late in the 2003 third quarter.

The Company is a party to litigation in Europe and the U.S. regarding whether its Sapphire embolic coils and certain delivery catheters infringe patents held by others. The Company has received rulings unfavorable to it in Europe and has been enjoined from engaging in infringing activities with respect to these products in most countries in Europe. See Note 12 of “Notes to Consolidated Financial Statements”; “Liquidity and Capital Resources”; and Part I, Item 3, “Legal Proceedings.” The Company has appealed the unfavorable rulings, and, in the first quarter of 2004, commercially launched the Sapphire NXT family of embolic coils in Europe, which will replace the original Sapphire embolic coil product line. There is, however, no assurance that the Company will be successful in the appeal of the court rulings, that the Sapphire NXT product introduction in Europe will be successful, or that the Sapphire NXT product line will not also be subject to legal challenge by others.

The increase in sales of neuro access products from 2002 to 2003 is primarily attributable to broad-based volume increases across product lines, with micro catheters, balloon systems and guidewires each accounting for approximately one-third of the increase. These increases are due to overall growth of the neuro vascular access and delivery market, increased market share for the Company’s products, and the effect of the increase in sales of the Company’s embolic products during 2003 discussed above.

The increase in sales of peripheral blood clot therapy and other products from 2002 to 2003 is primarily attributable to initial product consumption by ev3 Inc. pursuant to the execution of its distribution agreement with the Company in April 2003.

Cost of sales was $6,033,000 and $9,667,000 for the years ended December 31, 2002 and 2003, respectively. This increase resulted from volume increases in sales of product as discussed above. As a percentage of sales, cost of sales decreased to 39% for 2003 as compared to 48% for 2002, due primarily to economies of scale resulting from increased throughput on the manufacturing floor in 2003 relative to 2002, and the beneficial effects in 2003 of the implementation of new manufacturing systems and processes in the fourth quarter of 2002.

Research and development expenses were $7,532,000 for the year ended December 31, 2002 as compared to $9,529,000 in 2003. This increase is primarily attributable to the amortization for a full year in 2003 of certain intangible assets in connection with the Company’s acquisition of Dendron in the fourth quarter of 2002, which amounts to $2 million per year and is expected to continue through the third quarter of 2007.

Clinical and regulatory expenses were $6,701,000 for the year ended December 31, 2002 as compared to $8,174,000 for 2003. The increase resulted primarily from expenses related to the Company’s pivotal clinical trial activity in the U.S. in connection with Onyx.

As discussed above, the Company is working with the FDA in addressing the conditions recommended by an FDA advisory panel, and expects, as a result of such efforts, to receive clearance in 2004 for the use of Onyx in treating arteriovenous malformations. Also as discussed above, in December 2003, Onyx for the treatment of large and wide-neck brain aneurysms received designation from the FDA as an HUD, and the Company concurrently suspended a then-ongoing pivotal clinical trial in order to focus its efforts on the HDE, application process. The anticipated completion of the FDA clearance process for the use of Onyx in treating AVMs, combined with the suspension of the Onyx aneurysm clinical trial, leads the Company to expect that clinical and regulatory expense levels would decrease in 2004. There is no assurance, however, that the Company will be successful in completing either of the FDA application processes described above.

Marketing and sales expenses were $13,335,000 during the year ended December 31, 2003, as compared with $12,760,000 in 2002. The change between years was due primarily to increases in commissions paid to the Company’s U.S. sales force and fees paid to ev3 Inc. and its subsidiaries, which correspond to the sales volume increases between 2002 and 2003, net of cost saving measures implemented in late 2002, each factor having an effect of approximately $3 million.

General and administrative expenses increased from $5,388,000 for the year ended December 31, 2002 to $10,683,000 in 2003. This increase is attributable primarily to increased legal expenses in connection with intellectual property litigation, which expenses amounted to $4,600,000 in 2003. Should the Company continue to actively pursue its position with respect to such litigation, it is possible that the rate at which litigation costs are incurred could increase in future periods. See Note 12 of “Notes to Unaudited Consolidated Financial Statements”; “Liquidity and Capital Resources”; and Part II, Item 1, “Legal Proceedings.”

Distribution termination expenses in 2002 relate primarily to the Company’s accrual of termination fees pursuant to its July 2002 termination of the distribution agreement with Abbott.

In connection with its acquisition of Dendron, the Company informed substantially all of Dendron’s distributors of the Company’s intent to terminate the related distribution agreements. Based on negotiations, and on agreements reached, with the distributors, the Company has made an estimate of costs of such distributor terminations, amounting to $750,000, which estimate has been recorded as a preacquisition contingency in conformity with Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.” SFAS 141 allows the estimated amounts of such preacquisition contingencies to be included in the allocation of the purchase price during an allocation period, which generally does not exceed one year. The allocation period related to the Company’s acquisition of Dendron expired in the fourth quarter of 2003. Accordingly, future changes, if any, to the amounts ascribed to the costs of such distributor terminations will be included in result of operations.

In connection with its acquisition of Dendron, the Company ascribed $4,300,000 of the acquisition cost to in-process research and development projects of Dendron existing at the date of acquisition. In conformity with generally accepted accounting principles, such allocated cost was charged to operating expense concurrent with the acquisition in 2002.

The gain on sale of investment arose as a result of the transactions consummated under a merger agreement, effective June 12, 2002, between Enteric Medical Technologies, Inc., in which the Company held an approximate

20% voting equity interest, and Boston Scientific Corporation whereby Boston Scientific acquired all the outstanding common and preferred stock of Enteric. Pursuant to the terms of the merger agreement, each Enteric stockholder received a pro rata share of a closing payment, net of amounts set aside in escrow to provide for future indemnity claims, if any. Accordingly, the Company recorded as gain on sale of investment its pro rata share of the closing payment received, amounting to $7.4 million in 2002. In addition to the closing payment, the merger agreement gave each Enteric stockholder the right to receive a pro rata share of two contingent payments, should Enteric achieve defined milestones on or before the fifth anniversary of the merger agreement. In January and February 2003, Enteric achieved the first and second such milestones, respectively, and the Company received its pro rata share of the contingent payments, aggregating $14.6 million. The Company recorded the receipts of the contingent payments as gain on sale of investment in 2003.

Interest income decreased from $419,000 for the year ended December 31, 2002 to $95,000 in 2003 due to lower cash balances in 2003, relative to 2002. Interest expense increased from $41,000 for the year ended December 31, 2002 to $282,000 in 2003 due to the interest related to the short-term loans obtained by the Company from Micro Investment in the fourth quarter of 2002 and the first quarter of 2003, and which were repaid by the Company in connection with the February 2003 completion of its private placement of common stock, and the interest expense and amortization of the beneficial conversion feature, discussed further below, related to the Company’s private placement of exchangeable promissory notes in December 2003. Upon stockholder approval, such notes were exchanged for shares of the Company’s common stock in January 2004.

The promissory notes issued by the Company on December 4, 2003 were exchangeable into shares of the Company’s common stock at a negotiated price of $2.73 per share. The closing market price of the Company’s common stock on that date was $3.74 per share. Under generally accepted accounting principles, or GAAP, in the United States, the difference between the exchange price and the closing market price per share represents a beneficial conversion feature of the notes. Under GAAP, the per share beneficial conversion feature is multiplied by the number of shares to be issued in the exchange. The result is recorded as a discount to the notes and amortized on the interest method over their contractual life. Accordingly, upon issuance of the notes on December 4, 2003, the Company recorded a discount to the notes of approximately $6.3 million, and subsequently recognized amortization of the discount of $100,000, which is included in interest expense in the accompanying 2003 consolidated statement of operations. On January 30, 2004, upon the exchange of the notes for the Company’s common stock, the Company expensed the remaining unamortized discount, amounting to approximately $6.2 million, which will be included in interest expense in the Company’s results of operations for the first quarter of 2004.

The Company incurred stock issuance expenses pursuant to the terms of the securities purchase agreement entered into on September 3, 2002 between the Company and Micro Investment LLC under which Micro Investment was the lead investor in a private placement of the Company’s common stock. The terms of the securities purchase agreement required the Company to prepare and file with the Securities and Exchange Commission, as soon as practicable after the closing of the second stage of the private placement, a registration statement for the purpose of registering under the Securities Act of 1933, all of the shares of the Company’s common stock that were sold in the first and second stages of the private placement. The registration rights provisions further provided that, for each complete 30-day period subsequent to March 31, 2003, in which the registration statement had not been declared effective by the Securities and Exchange Commission, the investors in the private placement could demand, and the Company would be obligated to pay, liquidated damages in the amount of 2% of the aggregate purchase price paid for the shares of common stock in the first and second stages of the private placement. The Securities and Exchange Commission declared the registration statement effective on May 9, 2003. Accordingly, the amount of liquidated damages payable was $600,000, which amount was accrued as a liability and expensed in 2003. On July 25, 2003, the Company and a majority-in-interest of the investors agreed that, in lieu of a cash payment, the investors would receive additional shares of the Company’s common stock equal to the damages due, based on a value of $4.48 per share, representing the average closing price of the Company’s common stock for the 30 trading days ended July 25, 2003. The shares were issued to the investors in August 2003.

As a result of the items discussed above, the Company incurred a net loss of $22.7 million for the year ended December 31, 2002 and incurred a net loss of $12.8 million in 2003.

Impact of Foreign Currency Exchange Rates

The Company’s international sales are either denominated in or determined by the local currency of the Company’s customers. During 2003, the U.S. dollar experienced a reduction in value against most such currencies. As a result, the Company’s estimate is that approximately $1.2 million of the increase in total revenues, and approximately $500,000 of the increase in operating expenses, from 2002 to 2003 was attributable to fluctuation in currency exchange rates. Due to the timing of the Company’s acquisition of Dendron in late 2002, such currency exchange rate fluctuation did not materially affect the increase between 2002 and 2003 of cost of goods sold. However, future currency exchange rate fluctuations, the direction, timing and magnitude of which cannot be predicted, could materially affect such costs, and may continue to have a material effect on the Company’s revenues and operating expenses.

Comparison of The Years Ended December 31, 2001 and 2002

Following is information with respect to net sales for the years ended December 31, 2001 and 2002:

	2001	2002
Product Categories
Embolic products	1,584,000	2,827,000
Neuro access and delivery products	4,338,000	7,357,000
Peripheral blood clot therapy and other	2,841,000	2,495,000

Total net sales	$8,763,000	$12,679,000

Sales By Geography
United States	$5,195,000	$5,866,000
International	3,568,000	6,813,000

Total net sales	$8,763,000	$12,679,000

The decrease in peripheral blood clot therapy sales from the year ended December 31, 2001 to 2002 resulted primarily from lower sales to end users by Abbott, which resulted in reduced additional purchase price payments from Abbott to the Company. Such additional purchase price payments were based on, and calculated as a percentage of, Abbott’s net sales, as defined in the distribution agreement between the Company and Abbott. The Company recognized as sales the additional purchase price upon Abbott’s reporting of sales to its customers.

The increase from the year ended December 31, 2001 to 2002 in embolic product sales is primarily attributable to the commencement of sales of embolic coils subsequent to the Company’s acquisition of Dendron in October 2002, amounting to $375,000, and the effects of establishing the European marketing arrangements with ev3 International, amounting to $600,000.

The increase in sales of neuro access and delivery products for the year ended December 31, 2002, relative to 2001 is primarily attributable to volume increases in sales of neuro balloons, amounting to $1.2 million, paced by the introduction of the HyperGlide balloon, to volume increases in sales of neuro guidewires, amounting to $670,000, and to the effects of establishing the European marketing arrangements with ev3 International, amounting to approximately $1.1 million.

Cost of sales for the year ended December 31, 2002 was $6,033,000, as compared to $4,371,000 for 2001. This increase results from volume increases in sales of product as discussed above. As a percentage of sales, cost of sales decreased for year ended December 31, 2002 to 48%, as compared to 50% for 2001. This decrease is due primarily to the effects of the change in European marketing arrangements, discussed above, offset by the effects of the implementation of new manufacturing and information systems in the fourth quarter of 2002.

Research and development expenses were $7,532,000 for the year ended December 31, 2002, as compared to $6,522,000 in 2001. This increase is attributable to the commencement of amortization of certain intangible assets in connection with the Company’s acquisition of Dendron, amounting to $505,000, and to research and development expenses incurred by Dendron subsequent to its acquisition by the Company, amounting to $290,000. The remainder of the increase is attributable to increased activities associated with the Company’s efforts in projects to enhance its embolic and neuro access and delivery products.

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

Interest income for 2002 was $419,000, as compared to $737,000 in 2001. This decrease is due primarily to the higher average cash balances in the 2001 periods, relative to the corresponding periods in 2002, arising from the proceeds from the financing transaction with Micro Investment, which was completed in July 2001, net of the proceeds from the sale of the Enteric Medical Technologies common stock in June 2002, discussed above. Interest expense for 2002 was $41,000, as compared to $799,000 in 2001. This decrease is primarily due to the absence of debt in 2002 subsequent to the repayment in September 2001 of notes payable to Guidant Corporation and the repayment in October 2001 of notes payable to Century Medical.

Other income in 2002 was $148,000, as compared to $1,000 in 2001. Concurrent with the establishment of the Company’s distribution arrangements with ev3 International in 2002, the Company commenced invoicing its overseas customers in local currency, which strengthened against the U.S. dollar during the second quarter of 2002, resulting in such foreign currency transaction gains.

Pursuant to an early extinguishment of debt owed to Century under financing arrangements entered into concurrent with the execution of its distribution agreement with Century, the Company recognized a loss in 2001, amounting to $443,000, representing the unamortized discount related to the notes at the date of debt extinguishment. Also in 2001, the Company repaid debt owed to Guidant under financing arrangements entered into concurrent with the execution of its distribution agreement with Guidant, which also constituted an early extinguishment of such debt. Accordingly, the Company recognized a loss in 2001, amounting to $273,000, representing the unamortized discount related to the notes at the date of debt extinguishment.

As a result of the items discussed above, the Company incurred net losses of $22,744,000 in 2002, and $20,630,000 in 2001.

Liquidity and Capital Resources

Since inception, the Company’s costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of approximately $109 million at December 31, 2003. Consequently, the Company has historically financed its operations through debt and equity placements.

The Company estimates that amounts being held in escrow pursuant to the Boston Scientific acquisition of Enteric, described above, aggregate approximately $3.3 million. Unless claims are made against such escrowed amounts, the Company believes that it would be entitled to receive 50% of the aggregate escrowed amounts in May 2004, 50% of the then-remaining escrowed amounts in May 2005, and the remainder of such amounts in May 2006. The Company is not aware of any claims having been made against the amounts in escrow.

Under the terms of stock purchase agreement entered into in connection with its acquisition of Dendron, the Company may be required to make additional payments, aggregating up to $15,000,000, which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million will be due in 2004. A second additional payment of $3.75 million, which would be due in 2005, is contingent upon Dendron products achieving revenues of $5 million during 2004, and a final additional payment of $7.5 million is contingent upon Dendron products achieving cumulative revenues of $25 million for the period commencing with the Company’s acquisition of Dendron in 2002 through 2008.

On December 4, 2003, the Company entered into a note purchase agreement with certain accredited institutional investors under which the Company issued $17 million aggregate principal amount of unsecured exchangeable promissory notes. Holders of $13 million in aggregate principal amount of the notes are members of ev3 LLC. On January 30, 2004, the company’s stockholders approved the issuance of shares of the Company’s common stock in exchange for the aggregate principal amount of the notes and related accrued interest, resulting in the issuance on that date of 6,296,565 shares of the Company’s common stock.

As of December 31, 2003, the Company had cash and cash equivalents of $16.6 million. Cash used in the Company’s operations during the year ended December 31, 2003 was $32.8 million, reflecting primarily the loss from operations before considering the gains resulting from the Enteric transaction discussed above, increases in accounts receivable and inventories, and decreases in accounts payable and accrued liabilities. The Company expects that operations will continue to consume cash during 2004. The increases in accounts receivable and inventories in 2003 are related to increases in sales volume during the period, and the Company expects such relationships to continue. The decrease in accounts payable in 2003 is attributable primarily to the payment in the first fiscal quarter of 2003 of a build-up of accounts payable at December 31, 2002 related primarily to costs incurred in connection with the Dendron acquisition and in response to cash management measures implemented by the Company in the fourth quarter of 2002, pending the completion of the second stage of the two-stage private placement of the Company’s common stock, which was completed in February 2003, as described above. In 2004, the Company expects accounts payable to vary in a direct relationship with inventory balances.

Cash provided by investing activities during the year ended December 31, 2003 was $12.4 million, which primarily resulted from the proceeds received from the contingent payments received in 2003 in connection with the sale of the Enteric common stock in 2002, as described above. Cash was also used in acquisition of property and equipment and additions to intellectual property. While continued investments will be made in property and equipment, the Company has no significant capital expenditure commitments as of December 31, 2003. As discussed above, the Company estimates that approximately $3.3 million are being held in escrow in connection with the Enteric transaction. Unless claims are made against such escrowed amount, the Company believes that it would be entitled to receive 50% of this amount in May 2004, although no assurance can be made as to either the timing or amount of future receipts of such escrowed funds.

Cash provided by financing activities during the year ended December 31, 2003 was $35.8 million, primarily consisting of the proceeds from the January 2003 short-term loan obtained from Micro Investment, the February 2003 closing of the second stage of the private placement of the Company’s common stock pursuant to the September 2002 securities purchase agreement, and the December 2003 private placement of the exchangeable promissory notes, all as discussed above. As further discussed below, the Company has no committed sources of future capital.

The Company believes that anticipated cash flow from planned operations and existing capital resources, comprising primarily the net proceeds from the private placement of exchangeable promissory notes completed in December 2003, will result in the Company’s ability to maintain a positive cash balance through the end of 2004. At that time, however, there is no assurance that the Company will have achieved cash flow positive operations or that, if achieved, such cash flow positive operations will be sustainable. In the event that the Company would require additional working capital to fund future operations, there is no assurance that Micro Investment or its affiliates will continue to provide financing to the Company, that any financing transaction will be available at terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders. If the Company requires additional working capital, but is not able to raise additional funds, it may be required to significantly curtail or cease its ongoing operations. The Company’s future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and the future course of intellectual property litigation. See Note 12 of “Notes to Consolidated Financial Statements;” “Results of Operations;” and Part II, Item 1, “Legal Proceedings.”

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. In November 2003, FASB issued FASB Staff Position No. 150-3, which deferred the effective dates for applying certain provisions of SFAS No. 150 related to certain mandatorily redeemable non-controlling interests. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception of in paragraph 9 of SFAS No. 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS no. 150 are deferred indefinitely. The measurement provisions of SFAS No. 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The Company expects that the adoption of this statement will not have a significant impact on its consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated into the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or that is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 in 2003 and such adoption did not have a material impact on the Company’s consolidated financial statements since the Company currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which, among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The Company has adopted the provisions of FIN 46R effective December 31, 2003, and such adoption did not have a material impact on the Company’s consolidated financial statements since the Company currently has no SPE’s.

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

In December 2003 the Financial Accounting Standards Board issued revised FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard provides required disclosures for pensions and other postretirement benefit plans. The requirements of the standard are effective for public entities for fiscal years ending after December 15, 2003. The Company has no pension or other postretirement benefit plans coming within the scope of Statement No. 132, and, accordingly, it has no impact on the Company’s consolidated financial statements.

ITEM 7.    FINANCIAL STATEMENTS

The consolidated financial statements of the Company required by this Item begin on Page F-1 of this Annual Report.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. – CONTROLS AND PROCEDURES

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

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required hereunder is incorporated by reference from the information contained in the sections entitled “Directors,” “Other Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Committees of the Board of Directors” in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of the Stockholders to be held on May 20, 2004 to be filed with the Securities and Exchange Commission.

ITEM 10.    EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the information contained in the sections entitled “Compensation of Executive Officers,” “Option Matters,” “Employment and Severance Agreements” and “Directors Fees” in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of the Stockholders to be held on May 20, 2004 to be filed with the Securities and Exchange Commission.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under the Company’s existing equity compensation plans as of December 31, 2003. The Company’s stockholder approved plans consist of the 1996 Stock Incentive Plan and the 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan, and the Employee Stock Purchase Plan, which is listed separately below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2003 (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2003 (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders(2)	3,943,753	$4.9127	1,449,351
Employee Stock Purchase Plan approved by security holders	—	—	30,819
Equity compensation plans not approved by security holders	0	0	0
Total	3,943,753	$4.9127	1,480,170

(1)	The 1996 Stock Incentive Plan and the 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan, in addition to providing for the issuance of options, warrants and rights, also provide for the issuance of restricted stock awards and unrestricted stock awards up to the number of remaining shares authorized under such plans as set forth in column (c) above.
(2)	Represents shares available under the 1996 Stock Incentive Plan. The 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan expired by its terms in 2003 and no further options, rights or restricted stock awards may be granted under such plan.

Other information required hereunder is incorporated by reference from the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of the Stockholders to be held on May 20, 2004 to be filed with the Securities and Exchange Commission.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required hereunder is incorporated by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of the Stockholders to be held on May 20, 2004 to be filed with the Securities and Exchange Commission.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-KSB:

(a)    Exhibits:

See Index to Exhibits on Page 38 of this Annual Report on Form 10-KSB.

(b)    Reports on Form 8-K:

On October 14, 2003, the Company filed a report on Form 8-K with respect to a contribution and exchange transaction entered into by ev3 Inc. and Micro Investment, which resulted in ev3 LLC becoming the 100% owner of both ev3 Inc. and Micro Investment.

On October 28, 2003, the Company filed a report on Form 8-K with respect to the ruling of a Dutch court that the Company’s Sapphire embolic coils infringe three patents held by the University of California and its licensee, Boston Scientific Corporation.

On November 10, 2003, the Company filed a report on Form 8-K with respect to the Company’s issuance of a press release to announce the results of its operations for the quarter ended September 28, 2003.

On December 10, 2003, the Company filed a report on Form 8-K with respect to the Company’s completion of a private placement involving the sale of $17 million in aggregate principal value of Exchangeable Promissory Notes.

No other reports on Form 8-K were filed, or required to be filed, by the Company during the quarter ended December 31, 2003.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required hereunder is incorporated by reference from the information contained in the section entitled “Audit Fees” in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of the Stockholders to be held on May 20, 2004 to be filed with the Securities and Exchange Commission.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger between Micro Therapeutics, Inc., a Delaware corporation and Micro Therapeutics, Inc., a California corporation, effective November 6, 1996. (1)

3.1	Amended and Restated Certificate of Incorporation of Micro Therapeutics, as currently in effect.

3.2	Bylaws of Micro Therapeutics, as currently in effect. (Incorporated by reference to Exhibit 3.2.1 of Micro Therapeutics’ Registration Statement on Form S-3, No. 333-68554, as filed with the Securities and Exchange Commission on August 8, 2001)

10.1	Form of Directors’ and Officers’ Indemnification Agreement. (1)

10.4	Industrial Real Estate Lease dated June 10, 1998 between Micro Therapeutics and New Goodyear, LTD., a California Limited Partnership. (Incorporated by reference to Exhibit 10.4 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1999)

10.4.1	First Amendment to Lease, dated as of May 28, 2003, by and between Micro Therapeutics and EJM Development Co. (Incorporated by reference to Exhibit 10.4.1 of Micro Therapeutics’ quarterly report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003)

10.6	1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan. (1), (2)

10.7.1	1996 Stock Incentive Plan, as amended. (Incorporated by reference from Micro Therapeutics’ annual report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 4, 2003)(2)

10.8.1	Employee Stock Purchase Plan, as amended. (Incorporated by reference from Micro Therapeutics’ annual report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 4, 2003)(2)

10.23	Stockholder Rights Plan. (Incorporated by reference to Exhibit 1 of Micro Therapeutics’ Form 8-A12G, as filed with the Securities and Exchange Commission on June 3, 1999)

10.23.1	First Amendment to Stockholder Rights Plan. (Incorporated by reference to Exhibit 2 of Micro Therapeutics’ Form 8-A12G/A, as filed with the Securities and Exchange Commission on August 20, 2003)

10.27	Securities Purchase Agreement, dated as May 25, 2001, by and between Micro Therapeutics and Micro Investment, LLC. (Incorporated by reference to Exhibit 2.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2001)

10.29	Sales Representative Agreement, dated as of November 16, 2001, by and between Micro Therapeutics and ev3 International, Inc. (formerly Vertomed International, Incorporated). (Incorporated by reference to Exhibit 10.29 of Micro Therapeutics’ Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002)

10.29.1	Amendment to Sales Representative Agreement, dated as of April 18, 2002, by and between Micro Therapeutics and ev3 International, Inc. (Incorporated by reference to Exhibit 10.28.1 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2002)

10.30	Regulatory Transition and Short-term Distribution Agreement, dated as of April 1, 2002, by and between Micro Therapeutics and Century Medical, Inc. (Incorporated by reference to Exhibit 10.30 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2002) (3)

Exhibit Number	Description of Document

10.31	Lease and Support Services Agreement, dated as of April 18, 2002, by and between Micro Therapeutics and ev3 International, Inc. (Incorporated by reference to Exhibit 10.31 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2002)

10.32	Agreement, dated July 10, 2002 between Micro Therapeutics, Inc. and ev3 Inc. (Incorporated by reference to Exhibit 10.32 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on August 14, 2002)

10.34	Securities Purchase Agreement dated September 3, 2002 by and between Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 6, 2002)

10.34.1	Joinder Agreement and First Amendment to Securities Purchase Agreement, dated September 30, 2002 by and between Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2002)

10.34.2	Second Amendment to Securities Purchase Agreement dated February 20, 2003 by and between Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1.2 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2003)

10.35	Stock Purchase Agreement dated September 3, 2002 by and between Micro Therapeutics, Inc. and the holders of the outstanding equity securities of Dendron. (Incorporated by reference to Exhibit 2.2 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2002)

10.36	Employment Offer Letter, dated August 16, 2002, between Micro Therapeutics, Inc. and Thomas C. Wilder III. (Incorporated by reference to Exhibit 10.36 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on November 14, 2002)

10.37	Note Purchase Agreement, dated December 4, 2003, among Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 10, 2003)

10.39	Distribution Support Services Agreement, effective December 31, 2002 between Micro Therapeutics, Inc. and ev3 Inc. (Incorporated by reference to Exhibit 10.39 of Micro Therapeutics’ quarterly report on Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2003)

10.40	Distribution Agreement - U.S. Peripheral Distribution, dated as of April 30, 2003, by and between Micro Therapeutics and ev3 Inc. (Incorporated by reference to Exhibit 10.40 of Micro Therapeutics’ quarterly report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003) (3)

10.41	Distribution Agreement (Canada), dated as of June 1, 2003, by and between Micro Therapeutics and ev3 Canada, Inc. (Incorporated by reference to Exhibit 10.41 of Micro Therapeutics’ quarterly report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003) (3)

10.42	Distribution Agreement (Japan), dated as of June 1, 2003, by and between Micro Therapeutics and ev3 K.K. (Incorporated by reference to Exhibit 10.42 of Micro Therapeutics’ quarterly report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003) (3)

10.43	Distribution Support Services Agreement, dated as of June 2, 2003, by and between Micro Therapeutics and ev3 Inc. (Incorporated by reference to Exhibit 10.43 of Micro Therapeutics’ quarterly report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003) (3)

Exhibit Number	Description of Document

10.44	Amended and Restated Sales Representative Agreement, dated August 4, 2003, by and between Micro Therapeutics and ev3 International, Inc. (Incorporated by reference to Exhibit 10.44 of Micro Therapeutics’ quarterly report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003) (3)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney(Included on signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.

(1)	Incorporated by reference to the same numbered exhibit of Micro Therapeutics’ Registration Statement on Form SB-2, No. 333-17345.
(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Micro Therapeutics pursuant to Item 13(a) of Form 10-KSB.
(3)	Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to Micro Therapeutics’ application requesting confidential treatment under Rule 406 of the Securities Act of 1933.

MICRO THERAPEUTICS, INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of Micro Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Micro Therapeutics, Inc. and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Orange County, California

April 9, 2004

MICRO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2003

ASSETS:
Current assets:
Cash and cash equivalents	$16,551,000
Accounts receivable, net of allowance for doubtful accounts of $478,000	8,675,000
Inventories, net	4,705,000
Prepaid expenses and other current assets	700,000

Total current assets	30,631,000
Property and equipment, net	2,795,000
Intangible assets, net	9,796,000
Goodwill	17,233,000
Other assets	1,809,000

Total assets	$62,264,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,381,000
Accrued salaries and benefits	2,252,000
Accrued liabilities	3,960,000
Payable to sellers of Dendron GmbH	3,750,000
Deferred revenue	552,000

Total current liabilities	12,895,000
Notes payable, net	10,902,000

Total liabilities	23,797,000

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—
Common stock, $0.001 par value, 45,000,000 shares authorized; 35,129,000 shares issued and outstanding	35,000
Additional paid-in capital	147,625,000
Accumulated deficit	(108,764,000)
Accumulated other comprehensive loss	(429,000)

Total stockholders’ equity	38,467,000

Total liabilities and stockholders’ equity	$62,264,000

The accompanying notes are an integral part of these consolidated financial statements.

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For The Years Ended December 31, 2002 and 2003

	2002	2003
Net sales	$12,679,000	$24,482,000
Cost of sales	6,033,000	9,667,000

Gross margin	6,646,000	14,815,000

Costs and expenses:
Research and development	7,532,000	9,529,000
Clinical and regulatory	6,701,000	8,174,000
Marketing and sales	12,760,000	13,335,000
General and administrative	5,388,000	10,683,000
Distribution amendment and termination	618,000	—
Acquired in-process research and development	4,300,000	—

Total costs and expenses	37,299,000	41,721,000

Loss from operations	(30,653,000)	(26,906,000)

Other income (expense):
Gain on sale of investment	7,386,000	14,647,000
Interest income	419,000	95,000
Interest expense	(41,000)	(282,000)
Stock issuance expense	—	(600,000)
Other income, net	148,000	261,000

	7,912,000	14,121,000

Loss before provision for income taxes	(22,741,000)	(12,785,000)
Provision for income taxes	3,000	2,000

Net loss	(22,744,000)	(12,787,000)
Other comprehensive loss
Foreign currency translation loss	—	(429,000)

Total other comprehensive loss	—	(429,000)

Comprehensive loss	$(22,744,000)	$(13,216,000)

Per share data:
Net loss available to common stockholders	$(22,744,000)	$(12,787,000)

Net loss per share (basic and diluted)	$(1.06)	$(0.39)
Weighted average shares outstanding	21,382,000	33,524,000

The accompanying notes are an integral part of these consolidated financial statements.

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2002 and 2003

	Common Stock Shares	Amount	Additional Paid-In Capital
Balances at January 1, 2002	20,193,000	$20,000	$109,764,000
Common stock issued for cash, net of costs of $540,000	4,056,000	4,000	7,905,000
Common stock issued under employee stock purchase plan	87,000	—	202,000
Exercise of stock options	159,000		902,000
Compensation related to stock option grants	—	—	246,000
Net loss	—	—	—

Balances at December 31, 2002	24,495,000	24,000	119,019,000
Common stock issued for cash and cancellation of notes payable, net of costs of $482,000	10,346,000	11,000	21,058,000
Common stock issued under employee stock purchase plan	105,000	—	242,000
Exercise of stock options	114,000	—	537,000
Compensation related to stock option grants			240,000
Retirement of common stock in cancellation of employee notes receivable	(63,000)	—	(350,000)
Beneficial conversion feature of exchangeable notes payable			6,289,000
Common stock issued for stock issuance expense	132,000	—	590,000
Net loss	—	—	—
Other comprehensive loss – foreign currency translation	—	—	—

Balances at December 31, 2003	35,129,000	$35,000	$147,625,000

	Stockholder Notes Receivable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at January 1, 2002	$(385,000)	$(73,233,000)		$36,166,000
Common stock issued for cash, net of costs of $540,000	—	—		7,909,000
Common stock issued under employee stock purchase plan	—	—		202,000
Exercise of stock options	—	—		902,000
Compensation related to stock option grants	—	—		246,000
Net loss	—	(22,744,000)		(22,744,000)

Balances at December 31, 2002	(385,000)	(95,977,000)	—	22,681,000
Common stock issued for cash and cancellation of notes payable, net of costs of $482,000	—	—		21,069,000
Common stock issued under employee stock purchase plan	—	—		242,000
Exercise of stock options	—	—		537,000
Compensation related to stock option grants				240,000
Retirement of common stock in cancellation of employee notes receivable	385,000	—		35,000
Beneficial conversion feature of exchangeable notes payable	—	—		6,289,000
Common stock issued for stock issuance expense	—	—		590,000
Net loss	—	(12,787,000)		(12,787,000)
Other comprehensive loss – foreign currency translation	—	—	(429,000)	(429,000)

Balances at December 31, 2003	—	$(108,764,000)	$(429,000)	$38,467,000

The accompanying notes are an integral part of these consolidated financial statements.

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002 and 2003

	2002	2003
Cash flows from operating activities:
Net loss	$(22,744,000)	$(12,787,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,560,000	3,376,000
Amortization of note payable discount		100,000
Gain on sale of investment	(7,386,000)	(14,647,000)
Issuance of common stock in payment of stock issuance expense		590,000
Non-cash compensation	246,000	275,000
(Loss) gain on sale of equipment	62,000	(2,000)
Charge for acquired in-process research and development	4,300,000	—
Change in operating assets and liabilities (exclusive of Dendron acquisition):
Accounts receivable	(1,887,000)	(5,154,000)
Inventories	(349,000)	(1,208,000)
Prepaid expenses and other assets	(399,000)	(368,000)
Accounts payable	2,802,000	(2,039,000)
Accrued salaries and benefits	133,000	967,000
Accrued liabilities	(2,687,000)	(1,854,000)
Deferred revenue	(100,000)	(42,000)

Net cash used in operating activities	(26,449,000)	(32,793,000)

Cash flows from investing activities:
Acquisition of Dendron GmbH	(25,924,000)	(116,000)
Proceeds from sale of investment	7,386,000	14,647,000
Additions to property and equipment	(930,000)	(1,650,000)
(Decrease) increase in other assets	(1,129,000)	—
Additions to patents and licenses	(364,000)	(493,000)
Sale of equipment	—	4,000

Net cash (used in) provided by investing activities	(20,961,000)	12,392,000

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	202,000	242,000
Proceeds from exercise of stock options	902,000	537,000
Proceeds from issuance of common stock, net of issuance costs	7,909,000	14,069,000
Proceeds from issuance of note payable	3,000,000	21,000,000
Repayments of long term debt	—	—
Repayments on equipment line of credit	—	—

Net cash provided by financing activities	12,013,000	35,848,000
Effect of exchange rate changes on cash	(44,000)	(429,000)

Net (decrease) increase in cash and cash equivalents	(35,441,000)	15,018,000
Cash and cash equivalents at beginning of year	36,974,000	1,533,000

Cash and cash equivalents at end of year	$1,533,000	$16,551,000

Supplemental cash flow disclosures:
Cash paid during the year for interest	$2,000	$281,000
Cash paid during the year for income taxes	$3,000	$2,000
Supplemental schedule of non-cash financing and investing activities
Issuance of common stock in exchange for cancellation of notes payable		$7,000,000
Issuance of common stock in payment of stock issuance expense		$590,000

See Note 3 for discussion of assets acquired and liabilities assumed in connection with the acquisition of Dendron.

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

Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates market value.

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

The cost of property and equipment is depreciated using the straight-line method over the following estimated useful lives:

Classification	Life
Machinery and equipment	3 years
Tooling	3 years
Leasehold improvements	Lesser of 3 - 5 years or life of lease
Furniture and fixtures	5 years
Computer hardware and purchased software	3 years

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill

Amounts ascribed to goodwill in connection with the Dendron acquisition (Note 3) are carried at cost. In conformity with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates annually, in October, the carrying amount of goodwill to determine whether events and circumstances have adversely affected the Company’s embolic coil reporting unit so as to warrant a reduction in value.

Revenue Recognition:

Product sales and related cost of sales are recognized upon the shipment of product to customers, some of which are distributors (Note 14), provided the Company has received an order, the price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured and not contingent on subsequent resale. The terms of all product sales are FOB shipping point.

The Company’s agreement with Abbot Laboratories (Note 14) provided for additional payments to the Company based on sales of the Company’s product by Abbott. Such additional payments were recognized as revenue by the Company upon the sale of the related product by Abbott.

The Company terminated certain of its distribution agreements in 2002, and, under the terms of the related termination agreements, agreed to repurchase certain amounts of inventory from the distributors upon expiration of such agreements. Revenues related to shipments to such distributors of products subject to inventory repurchase commitments are recognized upon the distributors’ sale of such inventory to end-users, and were not material during the year ended December 31, 2002.

In 2003, the Company entered into distribution agreements with ev3 Inc. and certain of its wholly owned subsidiaries. Under the terms of such agreements, the ev3 entities purchase products from the Company at a fixed percentage of the actual sales prices realized by the ev3 entities from end-user customers. Based on the relationship of the ev3 entities to the Company, as described in Notes 13 and 14, the Company adopted a revenue recognition policy under which revenues related to sales of product to the ev3 entities are recognized only upon the ev3 entities’ sale of such product to their customers.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s products are under warranty against defects in material and workmanship for a period of one year. The Company provides for the estimated future return of inventory and the estimated costs of warranty at the time of sale based on historical experience. Actual results have been within management’s expectations, and did not exceed $65,000 in each of the years ended December 31, 2002 and 2003.

Shipping and Handling Costs

All shipping and handling costs are expensed as incurred and recorded as a component of sales and marketing in the consolidated statement of operations. Such expenses for either of the years ended December 31, 2002 and 2003 did not exceed $65,000.

Research and Development Costs

Research and development costs, comprising costs to develop new products and enhancements to existing products, manufacturing process improvements, are charged to expense as incurred. Also included in research and development costs is amortization of intangible assets (Note 7).

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2002 and 2003 were approximately $103,000 and $54,000, respectively.

Foreign Currency Translation

The financial statements of Dendron are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and a weighted average exchange rate for revenues, expenses, gains and losses. The Company has determined the Euro to be the functional currency for its foreign subsidiary in conformity with SFAS No. 52, “Foreign Currency Translation.” Gains and losses arising from foreign currency transactions, which amounted to gains of $214,000 in 2003 and $87,000 in 2002, are included in the determination of net loss and are included in other income (loss) in the accompanying consolidated statement of operations.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. The carrying amounts of the Company’s financial instruments at December 31, 2003 approximate their respective fair values due to their short maturities. Debt outstanding at December 31, 2003 was exchanged in January 2004 for shares of the Company’s common stock issued under the terms of a securities purchase agreement dated December 4, 2003 (Note 8).

Income Taxes:

The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net Loss Per Share:

Net loss per share is calculated under the provisions of SFAS No. 128, “Earnings per Share,” by dividing net loss by the weighted average number of common shares issued and outstanding during the period. Potential common shares, represented by options of 355,108, have been excluded from the calculations due to their anti-dilutive effect. Basic and diluted loss per share are the same for the periods presented.

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

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost been determined on the fair value at the grant dates for awards under those plans consistent with the method promulgated by SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	For The Years Ended December 31,
	2002	2003
Net loss
As reported	$(22,744,000)	$(12,787,000)
Deduct: Total stock-based employee compensation expense determined under the fair value method	(571,000)	(839,000)

Pro Forma for SFAS No. 123	$(23,315,000)	$(13,626,000)

Loss per share (basis and diluted)
As reported	$(1.06)	$(0.39)
Deduct: Total stock-based employee compensation expense per share determined under the fair value method	(0.03)	(0.03)

Pro Forma for SFAS No. 123	$(1.09)	$(0.42)

The fair value of each option grant subsequent to the Company’s 1997 initial public offering was estimated on the date of the grant using the Black-Scholes option-pricing model. The assumptions used for the years ended December 31, 2002 and 2003 were as follows: the average risk-free interest rate was 3.22% and 2.77%, respectively; the exercise price is equal to the fair market value of the underlying Common Stock at the grant date; the expected life of the option is the expected time to exercise, estimated to be four years from the date of grant, for options granted to employees, and the term to expiration, generally 10 years from the date of grant, for options granted to non-employees; expected volatility was 63% for both years; the weighted average grant date fair value of options was $3.24 and $1.88, respectively; and the Common Stock is expected to pay no dividends.

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

The Company operates in three product segments, in which it develops, manufactures and markets minimally invasive medical devices for diagnosis and treatment of neuro and peripheral vascular diseases: embolic products, neuro access and delivery products, and peripheral blood clot therapy and other products. For each of these segments, the Company’s operating decisions are made primarily at the net sales level. Operating assets and expenses are neither managed nor recorded on a product segment basis. The Company operates in two geographical areas, the United States, and international. Revenues are attributed to the country in which the Company’s customer is located.

Reclassifications

Certain amounts disclosed in Note 11 related to 2002 have been reclassified to conform to the 2003 presentation.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. In November 2003, FASB issued FASB Staff Position No. 150-3, which deferred the effective dates for applying certain provisions of SFAS No. 150 related to certain mandatorily redeemable non-controlling interests. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception of in paragraph 9 of SFAS No. 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS no. 150 are deferred indefinitely. The measurement provisions of SFAS No. 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The Company expects that the adoption of this statement will not have a significant impact on its consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated into the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or that is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 in 2003 and such adoption did not have a material impact on the Company’s consolidated financial statements since the Company currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which, among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The Company has adopted the provisions of FIN 46R effective December 31, 2003, and such adoption did not have a material impact on the Company’s consolidated financial statements since the Company currently has no SPE’s.

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

In December 2003 the Financial Accounting Standards Board issued revised FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard provides

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

required disclosures for pensions and other postretirement benefit plans. The requirements of the standard are effective for public entities for fiscal years ending after December 15, 2003. The Company has no pension or other postretirement benefit plans coming within the scope of Statement No. 132, and, accordingly, it has no impact on the Company’s consolidated financial statements.

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

Under the terms of the stock purchase agreement, additional payments, aggregating up to $15,000,000, are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In December 2003, the $4 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million has been recognized in 2003 as additional consideration of the acquisition. A second additional payment of $3.75 million is contingent upon Dendron products achieving revenues of $5 million during 2004, and a final additional payment of $7.5 million is contingent upon Dendron products achieving cumulative revenues of $25 million for the period commencing with the Company’s acquisition of Dendron in 2002 through 2008.

Concurrent with the acquisition, the Company entered into a consulting agreement with Dendron’s then-majority stockholder under which such individual was to receive compensation in the amount of Euro 150,000 per year for five years. The Company included the present value at the date of acquisition of the entire compensation cost under the terms of the consulting agreement, amounting to $642,000, in the acquisition cost of Dendron. In January 2004, the Company and the former stockholder executed a settlement agreement, under which the consulting agreement was cancelled and the Company paid the former stockholder Euro 200,000 in full settlement of obligations under the consulting agreement. As of December 31, 2003, the settlement was reflected as an adjustment to the acquisition cost and the Euro 200,000 is included in accrued liabilities in the accompanying consolidated balance sheet.

In connection with the acquisition, the Company informed substantially all of Dendron’s distributors of the Company’s intent to terminate the related distribution agreements. Based on negotiations, and on agreements reached, with the distributors, the Company’s estimate of costs of such distributor terminations is $750,000, which is included in accrued liabilities in the accompanying consolidated balance sheet. Also in connection with the acquisition, the Company entered into termination agreements with certain Dendron executives. The Company’s cost of such termination agreements was $292,000. Costs directly related to the acquisition incurred by the Company amounted to $1,968,000.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The cash payments, excluding remaining contingent payments, and costs discussed in the preceding four paragraphs, when combined with other Dendron liabilities assumed by the Company, resulted in an aggregate acquisition cost of approximately $34 million, which was allocated to the Dendron assets acquired based on the Company’s estimate of fair market value as of October 4, 2002, summarized as follows:

Current assets	$1,386,000
Property, equipment and other non-current assets	631,000
Acquired technology	10,100,000
In-process research and development costs	4,300,000
Goodwill	17,233,000

Total assets acquired	33,650,000

Current liabilities	(7,155,000)
Long-term debt	(701,000)

Total liabilities assumed	(7,856,000)

Net assets acquired	$25,794,000

Portions of the acquisition cost, including intangible assets, were estimated using a discounted cash flow approach. These intangible assets included $4.3 million for acquired in-process research and development (“IPR&D”) which was charged to expense concurrent with the acquisition. Other acquired intangible assets consisted of Dendron’s existing technology, valued at $10.1 million. Goodwill resulting from the Dendron acquisition amounts to approximately $17.2 million.

Acquired IPR&D consists of a project to provide enhancements to the Sapphire family of coils, which enhancements include:

•	Fulfilling requirements for regulatory clearances to market the Sapphire line of embolic coils manufactured by Dendron. At the date of the Company’s acquisition of Dendron, such clearances had been obtained in the European Union, but had not been obtained in other jurisdictions, including the United States, nor had the process for obtaining such clearances been substantially commenced as of the date of the Company’s acquisition of Dendron. The Company made application to obtain clearance to market the Sapphire line of embolic coils in the United States in March 2003. Such clearance was obtained in July 2003.

•	Development of additional embolic coil configurations and next generation materials. At the date of Dendron’s acquisition by the Company, such projects were estimated to be less than 50% complete, and remaining development involved, in certain cases, designs and materials with which Dendron does not have prior experience.

•	Development of Dendron’s Variable Detachment System so that it may be applied to the entire Sapphire product line. At the date of Dendron’s acquisition by the Company, this project was estimated to be less than 50% complete. Moreover, remaining development may involve designs and materials with which Dendron did not have prior experience.

The amount of the acquisition consideration allocated to IPR&D was determined by estimating the stage of completion of the IPR&D project at the date of the acquisition, estimating cash flows resulting from the future research and development and release of products and discounting the net cash flows back to their present values.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dendron’s results of operations have been included in the Company’s consolidated results of operations since the Company’s acquisition of Dendron in October 2002. Following is unaudited pro forma financial information for the year ended December 31, 2002, which gives effect to the acquisition of Dendron and the private placement of the Company’s common stock as described in Note 10, as if both events had occurred on January 1, 2002:

Revenue	$14,556,000
Loss before extraordinary item	$(26,033,000)
Net loss	$(26,033,000)
Net loss per share
Loss before extraordinary item	$(0.75)
Net loss	$(0.75)
Weighted average shares	34,751,000

4.    Cash and Cash Equivalents:

Cash and cash equivalents at December 31, 2003 consist of the following:

Cash	$428,000
Cash equivalents	16,123,000

$16,551,000

Cash equivalents consist of deposits in a money market account.

5.    Inventories:

Inventories at December 31, 2003 consist of the following:

Raw materials	$3,124,000
Work-in-process	50,000
Finished goods	2,287,000

5,461,000
Reserve for obsolescence	(756,000)

$4,705,000

6.    Property and Equipment:

Property and equipment at December 31, 2003 consist of the following:

Machinery and equipment	$2,331,000
Tooling	364,000
Leasehold improvements	1,832,000
Furniture and fixtures	688,000
Computer hardware and purchased software	2,403,000
Construction-in-progress	76,000

7,694,000
Less, Accumulated depreciation and amortization	(4,899,000)

$2,795,000

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense for property and equipment for the years ended December 31, 2002 and 2003 was $846,000 and $1,115,000, respectively

7.    Intangible Assets

Intangible assets at December 31, 2003 consist of the following:

Patents and licenses	$3,105,000
Intangible assets acquired (Note 3)	10,100,000

13,205,000
Less: Accumulated amortization	(3,409,000)

$9,796,000

Amortization expense for intangible assets for the years ended December 31, 2002 and 2003 was $718,000 and $2,261,000, respectively, and is included in research and development expenses in the accompanying consolidated statements of operations.

As of December 31, 2003, future amortization expense for intangible assets acquired is as follows:

Years Ending December 31:
2004	$2,020,000
2005	$2,020,000
2006	$2,020,000
2007	$1,515,000

8.    Notes Payable:

On November 18, 2002, the Company obtained a short-term loan by issuing an unsecured $3 million promissory note to Micro Investment in order to satisfy the Company’s anticipated short-term working capital requirements pending the closing of the second stage of the private placement under the terms of the September 2, 2002 Securities Purchase Agreement (Note 10). The note was due and payable by the Company upon the earlier of (1) the demand of Micro Investment or (2) May 18, 2003. On January 8, 2003, the Company obtained a second short-term loan by issuing an unsecured $4 million promissory note to Micro Investment. The note was due and payable by the Company upon the earlier of (1) the demand of Micro Investment or (2) July 8, 2003. Both notes had stated interest rates of 10% per annum prior to maturity and 12% per annum thereafter. Upon closing of the second stage of the private placement on February 20, 2003, these loans, and related accrued interest payable, were exchanged for shares of the Company’s common stock and the related notes were cancelled.

On December 4, 2003, the Company entered into a note purchase agreement with certain accredited institutional investors under which the Company issued $17 million aggregate principal amount of unsecured exchangeable promissory notes. The notes base interest at a rate of 7% per annum. Holders of $13 million in aggregate principal amount of the notes are members of ev3 LLC. On January 30, 2004, the company’s stockholders approved an increase in the number of authorized shares of common stock from 45 million to 70 million, and approved the issuance of shares of the Company’s common stock in exchange for the aggregate principal amount of the notes and related accrued interest, at a price of $2.73 per share as set forth in the note purchase agreement, resulting in the issuance of 6,296,565 shares of the Company’s common stock.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Generally accepted accounting principles, or GAAP, in the United States, considers the difference between the exchange price of $2.73 per share and the closing market price of $3.74 per share on December 4, 2003, the date the note purchase agreement was executed, to represent a beneficial conversion feature of the notes. Under GAAP, the per share beneficial conversion feature is multiplied by the number of shares to be issued in the exchange. The result is recorded as a discount to the notes as of the date of their issuance, and amortized on the interest method over their contractual life. Accordingly, upon issuance of the notes on December 4, 2003, the Company recorded a discount to the notes of approximately $6.3 million, and subsequently recognized amortization of $100,000, which is included in interest expense in the accompanying 2003 consolidated statement of operations. In January 2004, upon completion of the exchange of the notes for the Company’s common stock, the Company recognized amortization of the remaining unamortized discount, amounting to approximately $6.2 million.

9.    Preferred Stock:

The Company’s Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences and privileges without stockholder approval. At December 31, 2003, no shares of Preferred Stock were issued or outstanding.

10.    Common Stock:

September 2002 Securities Purchase Agreement

On September 3, 2002, the Company entered into a securities purchase agreement under which the Company obtained a commitment from Micro Investment to lead a $30 million private placement of the Company’s common stock, either as the sole or as a participating investor, in two stages, to replenish the Company’s cash reserves after its initial payment with respect to the acquisition of Dendron GmbH (Note 3) and to support the anticipated short-term working capital needs of the combined operations of the Company and Dendron. Additional investors, including a member of the Company’s Board of Directors and an officer of the Company, subsequently agreed to purchase a portion of the shares that Micro Investment had committed to purchase.

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

1993 Stock Option Plan:

The 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the “1993 Plan”) provides for the direct sale of shares and the grant of options to purchase shares of the Company’s Common Stock to employees, officers, consultants and directors. The 1993 Plan expired by its terms in 2003 and no further options, rights or restricted stock awards may be granted under such plan.

The 1993 Plan includes incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”). The option price for the ISOs and NSOs shall not be less than the fair market value of the shares of the Company’s Common Stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair market value of a share of Common Stock on the grant date for any individual possessing more than 10% of the total outstanding Common Stock of the Company.

Options, other than those granted to outside consultants, generally vest over a four-year period when granted. The 1993 Plan provides for the possible acceleration of vesting of granted options upon the occurrence of certain events, among them a change of control of the Company. Options expire within a period of not more than ten years from the date of grant. Options generally expire ninety days after termination of employment.

The 1993 Plan provides for the issuance of up to 650,000 shares of Common Stock. A summary of the option activity under the 1993 Plan is as follows:

	Incentive	Nonqualified	Total	Weighted Average Per Share Exercise Price
Balances at January 1, 2002	29,000	161,000	190,000	$7.12
Granted	15,000	—	15,000	$7.35
Exercised	—	—	—
Forfeitures	(2,000)	(18,000)	(20,000)	$9.45
Transferred	(7,000)	7,000	—

Balances at December 31, 2002	35,000	150,000	185,000	$6.78
Granted	—	—	—
Exercised	—	—	—
Forfeitures	(13,000)	(7,000)	(20,000)	$7.71
Transferred	—	—	—

Balances at December 31, 2003	22,000	143,000	165,000	$6.79

Exercisable at December 31, 2002	22,000	119,000	141,000	$6.78

Exercisable at December 31, 2003	14,000	138,000	152,000	$6.79

Additional information with respect to outstanding options as of December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Per Share Exercise Prices	Number of Options	Weighted Average Per Share Exercise Prices	Weighted Average Remaining Years	Number of Options	Weighted Average Per Share Exercise Prices
$0.46 – $2.50	10,000	$0.81	2.10	10,000	$0.81
$2.67 – $5.19	22,000	$4.33	4.66	21,000	$4.35
$5.25 – $7.25	56,000	$6.08	6.09	53,000	$6.12
$7.34 – $11.00	77,000	$8.79	6.10	68,000	$8.95

	165,000			152,000

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

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

automatically be granted options for an additional 4,000 shares each year thereafter, subject to an aggregate stock ownership limitation of 1% of outstanding shares and options as defined in the 1996 Plan.

Options, other than those granted to the non-employee directors as described above or outside consultants, generally vest over a four-year period when granted. The 1996 Plan provides for the possible acceleration of vesting of granted options upon the occurrence of certain events, among them a change of control of the Company. Options expire within a period of not more than ten years from the date of grant. Options expire generally 30 days after termination of employment.

The 1996 Plan provides for the issuance of up to 5,750,000 shares of Common Stock. A summary of the option activity under the 1996 Plan is as follows:

	Incentive	Nonqualified	Total	Weighted Average Per Share Exercise Price
Balances at January 1, 2002	1,164,000	1,408,000	2,572,000	$6.52
Granted	1,120,000	375,000	1,495,000	$3.20
Exercised	(82,000)	(76,000)	(158,000)	$7.12
Forfeitures	(230,000)	(6,000)	(236,000)	$6.21
Transferred	(85,000)	85,000	—

Balances at December 31, 2002	1,887,000	1,786,000	3,673,000	$6.58
Granted	595,000	196,000	791,000	$3.74
Exercised	(11,000)	(103,000)	(114,000)	$5.17
Forfeitures	(213,000)	(357,000)	(570,000)	$5.82
Transferred	—	—	—

Balances at December 31, 2003	2,258,000	1,522,000	3,780,000	$4.83

Exercisable at December 31, 2002	713,000	1,370,000	2,083,000	$6.00

Exercisable at December 31, 2003	926,000	1,107,000	2,033,000	$6.00

Additional information with respect to outstanding options as of December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Per Share Exercise Prices	Number of Options	Weighted Average Per Share Exercise Prices	Weighted Average Remaining Years	Number of Options	Weighted Average Per Share Exercise Prices
$0.46 – $ 2.50	1,047,000	$2.17	8.88	270,000	$2.13
$2.67 – $ 5.19	1,189,000	$4.09	8.27	595,000	$4.52
$5.25 – $7.25	959,000	$5.94	7.48	590,000	$6.03
$7.34 – $11.00	585,000	$9.28	5.11	578,000	$9.30

	3,780,000			2,033,000

Non-Employee Stock-Based Compensation:

In 2002 and 2003, the Company recognized consulting expense, included in research and development expense in the accompanying consolidated statements of operations, of $246,000 and $240,000, respectively, relating to the fair value, as estimated using the Black-Scholes option pricing model, of an aggregate of 379,097 options granted and outstanding to consultants under the 1993 and 1996 Plans. The assumptions used in such Black-Scholes pricing model are the same as those described below in the discussion of “Pro Forma Effect of Stock-Based Compensation.”

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan:

The Employee Stock Purchase Plan (the “Purchase Plan”) covers an aggregate of 400,000 shares of Common Stock and was designed to qualify as a noncompensatory plan under Section 423 of the Internal Revenue Code. The Purchase Plan permits an eligible employee to purchase Common Stock through payroll deductions not to exceed 20% of the employee’s compensation. An employee’s participation is limited also if such participation results in the employee (a) owning shares or options to purchase shares of stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company, (b) having the right to purchase shares under all employee stock purchase plans of the Company which exceeds $25,000 of fair market value of such shares for any calendar year in which the right is outstanding at any time, or (c) having the right on the last day of any offering period (described below) to purchase in excess of 2,500 shares. The price of the Common Stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period (January 1 or July 1) or on the applicable purchase date (June 30 or December 31). Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. Unless terminated earlier by the Company, the Purchase Plan will terminate in 2007. During 2002 and 2003, purchases by employees under the Purchase Plan resulted in the issuance of 87,000 and 105,000 shares of Common Stock, respectively, and in proceeds to the Company of $202,000 and $242,000, respectively.

11.    Income Taxes:

The following table presents the current and deferred income tax provision for federal and state income taxes:

	For the Years Ended December 31,
	2002	2003
Current:
Federal	—	—
State	$3,000	$2,000

	3,000	2,000
Deferred:
Federal	—	—
State	—	—

	$3,000	$2,000

The tax effects of temporary differences that give rise to the deferred tax provision (benefit) consist of:

	For the Years Ended December 31,
	2002	2003
Capitalized research and development costs	$(286,000)	$(15,000)
Intangibles	(1,908,000)	246,000
Accrued expenses	287,000	(379,000)
Tax credit carryforwards	(799,000)	(497,000)
Net operating loss carryforwards	(4,994,000)	(2,803,000)
Other	(594,000)	137,000
Valuation allowance	8,294,000	3,311,000

	$—	$—

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	For the Years Ended December 31,
	2002	2003
Statutory regular federal income tax rate	(34.00)%	(34.00)%
Meals and entertainment	0.27	0.60
Stock issuance costs	—	2.56
In-process research and development	6.43	—
Foreign currency translation	—	(1.17)
Tax credit carryforwards	(1.58)	(2.75)
Change in valuation allowance	29.19	33.44
Other, net	(0.31)	1.34

Effective tax rate	0.00%	0.02%

The components of the net deferred tax asset at December 31, 2003 are as follows:

Capitalized research and development costs	$10,006,000
Intangibles	1,711,000
Accrued expenses	1,008,000
Tax credit carryforwards	3,831,000
Net operating loss carryforwards	24,996,000
Other	926,000
Valuation allowance	(42,478,000)

Net deferred tax asset	$—

The Company has established a complete valuation allowance against its deferred tax assets because it was determined by management that it was more likely than not at the balance sheet date that such deferred tax assets would not be realized. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

At December 31, 2003, the Company had net operating loss carryforwards for federal and state purposes of approximately $64,660,000 and $34,066,000, respectively. Such carryforwards begin to expire in 2009 and 2006, respectively. The Company also has research and experimentation credit carryforwards for federal and state purposes of approximately $1,895,000 and $1,790,000, respectively. For federal purposes, the research and experimentation credits begin to expire in 2009, and such credits carry forward indefinitely for state purposes. The Company has a manufacturers’ investment credit for state purposes of approximately $145,000, which begins to expire in 2005.

The closing of a July 2001 financing transaction with Micro Investment resulted in a change in ownership as defined by Section 382 of the Internal Revenue Code and similar state provisions, which resulted in a limitation on the Company’s ability to utilize its net operating loss carryforwards during any year to offset future taxable income in excess of $5.8 million.

At December 31, 2003, Dendron had foreign net operating loss carryforwards of approximately $7,200,000. The losses carry over indefinitely, unless certain changes in business operations, as defined, occur during the

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carryover period. The Company has established a complete valuation allowance against these deferred tax assets since it cannot be established that this foreign subsidiary’s German net operating loss carryforwards will be fully utilized.

12.    Commitments and Contingencies:

The Company has an operating lease for office, research and manufacturing space in a facility located in Irvine, California, which expires in 2005 and has one five-year renewal option. The lease provides for minimum annual increases in rent based on a cost of living index. For financial statement reporting purposes, such minimum increases have been included in calculating the total minimum cost of the lease, which cost has been allocated on a straight-line basis over the initial term of the lease. This allocation has resulted in deferred rent as of December 31, 2003, amounting to $22,000, which is included in accrued liabilities in the accompanying consolidated balance sheet. In addition, the Company leases production facilities and office space in Bochum, Germany, under operating lease agreements with terms expiring through 2011.

As of December 31, 2003, the future noncancelable minimum lease commitments are as follows:

Years Ending December 31:
2004	$704,000
2005	601,000
2006	227,000
2007	227,000
2008	227,000
Thereafter	262,000

$2,248,000

Rent expense for the years ended December 31, 2002 and 2003 was $573,000 and $732,000, respectively.

The Company has agreements with certain of its suppliers of coatings for its micro catheter, access and delivery products under which the Company pays royalties in a range of 3% to 5% of sales of such products bearing either of such coatings. Royalty expense under these agreements aggregated $285,000 in 2002 and $243,000 in 2003.

The Company administers a 401(k) Savings Plan on behalf of qualified employees. The Company may, at its option, contribute to the plan, but has not done so since the plan’s inception. Expenses to administer the plan are borne by the Company and have amounted to approximately $30,000 in each of 2002 and 2003.

A description of litigation to which the Company is a party is as follows:

In September 2000, Dendron was named as the defendant in three patent infringement lawsuits brought by the Regents of the University of California, the plaintiff, in the District Court (Landgericht) in Düsseldorf, Germany. The complaints requested a judgment that Dendron’s EDC I coil device infringes three European patents held by the plaintiff and asked for relief in the form of an injunction that would prevent Dendron from producing and selling the devices within Germany and selling from Germany to customers abroad, as well as an award of damages caused by Dendron’s alleged infringement, and other costs, disbursements and attorneys’ fees. In August 2001, the Court issued a written decision that EDC I coil devices do infringe the plaintiff’s patents, enjoined Dendron from selling the devices within Germany and from Germany to customers abroad, and requested that Dendron disclose the individual product’s costs as the basis for awarding damages. In September

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001, Dendron appealed the decision. In addition, Dendron instituted challenges to the validity of each of these patents by filing opposition proceedings with the European Patent Office, or EPO, against one of the patents (the Company joined Dendron in this action in connection with its acquisition of Dendron), and by filing, with the Company, nullity proceedings with the German Federal Patents Court against the German component of the other two patents. In February and March 2003, the Düsseldorf Court of Appeals stayed the litigation proceedings, pending decisions by the German Federal Patents Court and the EPO.

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

In April 2002, Dendron was named as the defendant in a patent infringement lawsuit brought by William Cook Europe A/S, Denmark alleging that a German Utility Model is infringed upon by Dendron’s EDC II “curved tip” coil devices. The suit was filed in the District Court (Landgericht) in Düsseldorf, seeking monetary and injunctive relief. In January 2003, the court issued a “stay” of the proceedings, pursuant to a request by the Company, pending the outcome of a cancellation request in the Federal German Patent and Trademark Office, or GPTO, filed by the Company against the utility model described above. In October 2003 the GPTO announced its decision, which the Company believes renders its products to be non-infringing. A written decision is forthcoming. Cook has appealed the GPTO decision, however, the Company believes that such an appeal, if successful, would not have a material impact on the Company’s financial position or results of operations. The product subject to these matters is the Curved Tip coil within the Sapphire product family.

Concurrent with its acquisition of Dendron, the Company initiated a series of legal actions in the Netherlands, the U.K. and Germany, which included a cross-border action that was heard by a Dutch court, as further described below. The primary purpose of these actions was to assert both invalidity and non-infringement by the Company of certain patents held by others. The range of patents at issue are held by the Regents of the University of California and Boston Scientific Corporation, collectively referred to as the “patent holders,” related to detachable coils and certain delivery catheters.

In October 2003, the Dutch court ruled that three patents at issue related to detachable coils are valid and that the Company’s Sapphire coils do infringe such patents. The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid. Under the court’s ruling, the Company has been enjoined from engaging in infringing activities related to the Sapphire coils in most countries within the European Union, and may be liable for unspecified monetary damages for activities engaged in by the Company since September 27, 2002. While the Company has filed an appeal with the court, the Company believes it is in compliance with the Dutch court’s injunction and intends to continue such compliance.

In January 2003, the Company initiated a legal action in the U.K. that seeks a declaration that a patent held by the patent holders related to delivery catheters is invalid, and that the Company’s products do not infringe this patent. The patent in question is the U.K. designation of the same patent that was found by the Dutch court in October 2003 to be invalid, as discussed above. The patent holders have counterclaimed for alleged infringement by the Company. The Company anticipates that a trial in the U.K. will be scheduled for late 2004 or 2005.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the U.S., concurrent with the U.S. Food and Drug Administration’s, or FDA’s, marketing clearance of the Sapphire line of embolic coils received in July 2003, the Company initiated a declaratory judgment action against the patent holders that also includes assertions of non-infringement by the Company and invalidity of a range of patents held by the patent holders related to detachable coils and certain delivery catheters. In October 2003, the court dismissed the Company’s actions for procedural reasons without prejudice and without decision as to the merits of the parties’ positions. In December 2003, the University of California filed an action against the Company in the U.S. alleging infringement by the Company with respect to a range of patents held by the University of California related to detachable coils and certain delivery systems. The Company has filed a counterclaim against the University of California and other parties claiming interest in the patents in question asserting non-infringement by the Company and invalidity of the patents.

The Company is involved in other litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse effect on the Company’s financial position or results of operations.

13.    Related Party Transactions:

The Company has entered into various licensing and consulting agreements, some of which are either with stockholders or with consultants to whom the Company has granted options to purchase shares of the Company’s common stock in conformity with either the 1993 or 1996 Plans (Note 10). Under these agreements, the Company is required to pay royalties ranging from 1% to 5% of net sales on applicable products, some of which are in development, as defined in the individual licensing and consulting agreements. Royalty expense under these agreements was $93,000 and $91,000 in 2002 and 2003, respectively.

In September 2003, the Company accepted as payment in full for notes receivable from an employee and a former officer an aggregate 63,603 shares of the Company’s common stock that was owned by such individuals and that served as collateral for the notes, which were originally executed in November 1999 and April 2000. Principal and accrued interest on the note receivable from the employee as of the date of repayment was $120,000, which was approximately equal to the fair market value of the stock received by the Company in repayment of the note. Principal and accrued interest on the note receivable from the former officer as of the date of repayment was $340,000, which exceeded the fair market value of the stock received by the Company in repayment of the note by $121,000, which amount the Company recognized as compensation expense in 2003.

In April 2002, the Company’s then-President and Chief Executive Officer resigned, and entered into a one-year consulting agreement with the Company under which the former officer was paid a monthly fee of $20,125. The Company accrued the entire cost of the agreement, amounting to $241,500, as of the inception date of the agreement, which amount is included in selling, general and administrative expenses in the accompanying 2002 consolidated statement of operations.

Effective June 1, 2002, the Company entered into an employment agreement with its Chairman of the Board of Directors, who, at that date, became the Company’s acting President and Chief Executive Officer. This individual remained as the Company’s acting President until September 2, 2002 and as the Company’s Chief Executive Officer until October 31, 2002. This individual was, at that time, also a director of ev3 Inc. and President and Chief Executive Officer of ev3 International., related parties as further discussed below. Concurrently, with respect to relocation expenses for this individual, the Company entered into an agreement with ev3 Inc. Under the terms of both agreements, the Company was required to pay 75% of relocation expenses, as defined in the agreements, up to an aggregate expenditure by the Company of $352,500. The agreement further provided that, in the event that such individual would cease to serve as the Company’s Chief Executive Officer prior to May 31, 2003, which occurred as described above, the Company would be reimbursed for a pro rata portion of relocation expenses previously paid by the Company based on the fraction of the year ending

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003 that the individual will not have served as the Company’s Chief Executive Officer. Based on the foregoing, the Company’s share of expenses incurred in connection with the relocation of this individual amounted to $125,000, which amount is included in selling, general and administrative expenses in the accompanying 2002 consolidated statement of operations. The agreements also provided for the Company to make a loan to such individual in an amount equal to the difference between an agreed-upon value of the residence from which the individual relocated, and obligations collateralized by such residence at the date of relocation. The Company made the loan, amounting to $1,818,000, in July 2002. Such loan was collateralized by the residence and was repaid to the Company from the proceeds of the sale of the residence in October 2002.

The Company has entered into several agreements with ev3 Inc. and its subsidiaries, as described below. Of the seven members of the Company’s Board of Directors, four members directly or indirectly hold equity interests in ev3 LLC, sole owner of ev3 Inc. and of Micro Investment, the Company’s majority stockholder. In addition, of these four individuals, the individual who became Chairman of the Company’s Board of Directors in January 2002 and the Company’s acting President and Chief Executive Officer from April 2002 through October 2002 is President and Chief Executive Officer of ev3 LLC and ev3 Inc.; the remaining three individuals are directors of ev3 Inc.

In April 2002, the Company and ev3 International, Inc., a related party as further discussed below, signed a Lease and Support Services Agreement, under which the Company provides ev3 International with office space and certain facility-related and administrative services in exchange for a fee. The agreement has a three-year term and may be renewed for an additional two years. The fee is to be annually recalculated, based on the square footage utilized by ev3 International and the Company’s budgeted facility costs. The Company also charges ev3 International for the cost of one administrative employee. Amounts charged to ev3 International by the Company for these items amounted to $59,000 and $79,000 in 2002 and 2003, respectively.

In September 2002, the Company entered into a Master Services Agreement with ev3 Inc., under which ev3 Inc. installed the Company’s primary information systems and renders information technology support services. Amounts charged by ev3 Inc. for such services amounted to $33,000 and $207,000 in 2002 and 2003, respectively.

At December 31, 2003, the Company owed ev3 Inc. $227,000 under the terms of the agreements described above, which amount is included in accounts payable in the accompanying consolidated balance sheet.

As discussed in Note 14, the Company is a party to several agreements with ev3 Inc. and subsidiaries that cover aspects of sales, marketing and distribution of the Company’s products.

14.    Distribution Agreements:

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

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Abbott Laboratories

In June 2000, the Company and Abbott Laboratories entered into a distribution agreement, which superseded a previously existing distribution agreement entered into in August 1998. Under the June 2000 agreement, as amended in May 2002, Abbott purchased the Company’s peripheral blood clot therapy products for distribution in the United States, and the Company had certain responsibilities for marketing and promotion. The agreement had an initial term through 2008, which could be extended by mutual agreement. Abbott had the ability to terminate the agreement upon 180 days written notice, and the Company had the right to terminate the agreement effective each December 31 from 2002 through 2007 if certain events had not occurred or if Abbott has not achieved certain performance criteria, as defined in the agreement, as of the previous June 30. As of June 30, 2002, certain of those events had not occurred, and, on July 28, 2002, the Company notified Abbott of the Company’s intent to terminate the distribution agreement, which termination became effective on December 31, 2002. In August 2003, the Company paid Abbott a termination fee of approximately $1 million in connection with the Company’s termination of the agreement.

ev3 Inc. and Subsidiaries

ev3 Inc. and its subsidiaries are related parties, as further discussed in Note 13.

Service Agreements

Effective as of December 31, 2002, the Company entered into a distribution support services agreement with ev3 Inc. whereby ev3 Inc. assumed responsibility for inventory management, customer service, and administrative tasks in connection with the sales and marketing of the Company’s peripheral vascular product line in the U.S. and Canada. Under the agreement, the Company was charged a fee based on a fixed percentage of gross end-customer sales of applicable products. The agreement was replaced in April 2003 by a distribution agreement with ev3 Inc., described below.

In June 2003, the Company and ev3 Inc. entered into a distribution support services agreement under which ev3 Inc. performs inventory and administrative services with respect to certain finished goods inventory of the Company’s products. Under the terms of the agreement, ev3 Inc. charges the Company a fee based on a fixed percentage of gross end-customer sales realized by the Company from sales of such products.

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

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fees charged by ev3 Inc. and ev3 International to the Company under the terms of the agreements described above aggregated $4,726,000 and $6,195,000 in 2002 and 2003, respectively, which amounts are included in marketing and sales expense in the accompanying consolidated statements of operations.

At December 31, 2003, the Company owed an aggregate of $993,000 to ev3 Inc. and ev3 International under the terms of the agreements described above, which amount is included in accounts payable in the accompanying consolidated balance sheet. Also at December 31, 2003, ev3 International owed the Company $1,935,000 for amounts it collected from customers on the Company’s behalf. Such amount, included in accounts receivable in the accompanying consolidated balance sheet, was remitted to the Company in January 2004, in conformity with the terms of the sales representative agreement described above. In addition, included in accounts receivable in the accompanying consolidated balance sheet is approximately $5,366,000 representing amounts due to the Company from third parties pursuant to sales transactions in which ev3 International acted as the Company’s sales representative, and will act as the collection agent on the Company’s behalf, in conformity with the August 2003 agreement described above.

Distribution Agreements

In April 2003, the Company and ev3 Inc. entered into a distribution agreement, which superseded the December 2002 distribution support services agreement described above. Under the terms of the agreement, ev3 Inc. purchases peripheral vascular products from the Company at a fixed percentage of the actual sales prices realized by ev3 Inc. from end-user customers. The Company’s collection of payment from ev3 Inc. for such purchases is fixed by the terms of the agreement, and is not contingent upon ev3 Inc.’s collections from its customers. However, based on the relationship of ev3 Inc. to the Company, as described above, the Company adopted a revenue recognition policy under which revenues related to sales of product to ev3 Inc. under the terms of the agreement are recognized only upon ev3 Inc.’s sale of such product to its customers.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2003, the Company entered into separate distribution agreements with ev3 K.K. (Japan) and ev3 Canada, Inc., both wholly owned subsidiaries of ev3 Inc. (collectively, the “ev3 subsidiaries”). Under the terms of such distribution agreements, both of the ev3 subsidiaries purchase peripheral and neuro vascular products from the Company at a fixed percentage of the actual sales prices realized by the ev3 subsidiaries from end-user customers. The Company’s collection of payment from the ev3 subsidiaries for such purchases is fixed by the terms of the agreements, and is not contingent upon the ev3 subsidiaries’ collections from their customers. However, based on the relationship of the ev3 subsidiaries to the Company, as described above, the Company adopted a revenue recognition policy under which revenues related to sales of product to the ev3 subsidiaries under the terms of the agreements are recognized only upon the ev3 subsidiaries’ sales of such products to their customers.

At December 31, 2003, ev3 Inc. and the ev3 subsidiaries owed an aggregate of $1,067,000 to the Company for purchases made from the Company under the terms of the agreements as described above. Such amount is included in accounts receivable in the accompanying consolidated balance sheet.

Other Distribution Agreements

The Company’s products are distributed internationally, other than under the terms of the agreements described above, by various independent distributors.

15.    Concentrations of Credit Risk:

At December 31, 2003, the Company had approximately $16,451,000 of cash and cash equivalents that were in excess of the federally insured limit of $100,000 per bank. All such investments are in the custody of one bank.

In addition, the Company maintains certificates of deposit, amounting to $1,164,000, with the same bank described above. Such certificates serve as collateral for letters of credit issued by the bank in connection with requirements by foreign taxing authorities. Accordingly, such certificates are restricted as to use and are included in other assets in the accompanying consolidated balance sheet.

16.    Segment Information:

Information with respect to net sales for the years ended December 31, 2002 and 2003 is as follows:

	Year Ended December 31,
	2002	2003
Product Segments
Embolic products	$2,827,000	$8,221,000
Neuro access and delivery products	7,357,000	13,530,000
Peripheral blood clot therapy and other	2,495,000	2,731,000

Total net sales	$12,679,000	$24,482,000

Geographic Segments
United States	$5,866,000	$8,197,000
International	6,813,000	16,285,000

Total net sales	$12,679,000	$24,482,000

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales to Abbott constituted 17% of the Company’s net sales in 2002. No other customer accounted for 10% or more of the Company’s net sales in 2002 and no customer accounted for 10% or more of the Company’s net sales in 2003.

Sales to customers in the United Kingdom accounted for 11% of total net sales in 2002. No aggregate sales in any other country outside the United States accounted for 10% or more of total net sales in 2002. Sales to customers in Germany accounted for 11% of total net sales in 2003. No aggregate sales in any other country outside the United States accounted for 10% or more of total net sales in 2003.

17.    Licensing Transactions:

The Company has an approximate 14% equity interest in, and a license agreement with, Genyx Medical, Inc., (“Genyx”). The license agreement allows Genyx to develop non-vascular applications for gynecological and urological procedures using the Company’s proprietary Onyx technology. The license agreement also provides for a royalty arrangement whereby Genyx will compensate the Company based on net revenues derived from sale of licensed products by Genyx. The Company’s carrying value of its investment in Genyx is $0, and the Company is under no obligation to fund Genyx’s operations.

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

In addition, the merger agreement gave each Enteric stockholder the right to receive a pro rata share of a two contingent payments, should Enteric have achieved defined milestones on or before the fifth anniversary of the merger agreement. In January and April 2003, Enteric achieved the first and second such milestones, respectively, and the Company recorded as gain on sale of investment its pro rata share of the contingent payments, aggregating $14.7 million net of escrowed amounts of $2.3 million. The Company will record income from unexpended escrow funds, if any, upon notification from Boston Scientific as to the release of such funds from escrow, the time frame for which is defined in the merger agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRO THERAPEUTICS, INC.

Dated: April 12, 2004	By:	/s/ THOMAS C. WILDER III
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

Name	Title	Date

/s/ THOMAS C. WILDER III Thomas C. Wilder III	President, Chief Executive Officer and Director (Principal Executive Officer)	April 12, 2004

/s/ HAROLD A. HURWITZ Harold A. Hurwitz	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	April 12, 2004

/s/ JAMES CORBETT James Corbett	Director and Chairman of the Board	April 12, 2004

/s/ GEORGE WALLACE George Wallace	Director	April 12, 2004

/s/ DALE SPENCER Dale Spencer	Director	April 12, 2004

/s/ ELIZABETH WEATHERMAN Elizabeth Weatherman	Director	April 12, 2004

/s/ RICHARD EMMITT Richard Emmitt	Director	April 12, 2004

/s/ RICHARD RANDALL Richard Randall	Director	April 12, 2004

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger between Micro Therapeutics, Inc., a Delaware corporation and Micro Therapeutics, Inc., a California corporation, effective November 6, 1996. (1)

3.1	Amended and Restated Certificate of Incorporation of Micro Therapeutics, as currently in effect.

3.2	Bylaws of Micro Therapeutics, as currently in effect. (Incorporated by reference to Exhibit 3.2.1 of Micro Therapeutics’ Registration Statement on Form S-3, No. 333-68554, as filed with the Securities and Exchange Commission on August 8, 2001)

10.1	Form of Directors’ and Officers’ Indemnification Agreement. (1)

10.4	Industrial Real Estate Lease dated June 10, 1998 between Micro Therapeutics and New Goodyear, LTD., a California Limited Partnership. (Incorporated by reference to Exhibit 10.4 of Micro Therapeutics’ Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1999)

10.4.1	First Amendment to Lease, dated as of May 28, 2003, by and between Micro Therapeutics and EJM Development Co. (Incorporated by reference to Exhibit 10.4.1 of Micro Therapeutics’ quarterly report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003)

10.6	1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan. (1), (2)

10.7.1	1996 Stock Incentive Plan, as amended. (Incorporated by reference from Micro Therapeutics’ annual report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 4, 2003)(2)

10.8.1	Employee Stock Purchase Plan, as amended. (Incorporated by reference from Micro Therapeutics’ annual report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 4, 2003)(2)

10.23	Stockholder Rights Plan. (Incorporated by reference to Exhibit 1 of Micro Therapeutics’ Form 8-A12G, as filed with the Securities and Exchange Commission on June 3, 1999)

10.23.1	First Amendment to Stockholder Rights Plan. (Incorporated by reference to Exhibit 2 of Micro Therapeutics’ Form 8-A12G/A, as filed with the Securities and Exchange Commission on August 20, 2003)

10.27	Securities Purchase Agreement, dated as May 25, 2001, by and between Micro Therapeutics and Micro Investment, LLC. (Incorporated by reference to Exhibit 2.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2001)

10.29	Sales Representative Agreement, dated as of November 16, 2001, by and between Micro Therapeutics and ev3 International, Inc. (formerly Vertomed International, Incorporated). (Incorporated by reference to Exhibit 10.29 of Micro Therapeutics’ Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002)

10.29.1	Amendment to Sales Representative Agreement, dated as of April 18, 2002, by and between Micro Therapeutics and ev3 International, Inc. (Incorporated by reference to Exhibit 10.28.1 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2002)

10.30	Regulatory Transition and Short-term Distribution Agreement, dated as of April 1, 2002, by and between Micro Therapeutics and Century Medical, Inc. (Incorporated by reference to Exhibit 10.30 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2002) (3)

10.31	Lease and Support Services Agreement, dated as of April 18, 2002, by and between Micro Therapeutics and ev3 International, Inc. (Incorporated by reference to Exhibit 10.31 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2002)

Exhibit Number	Description of Document

10.32	Agreement, dated July 10, 2002 between Micro Therapeutics, Inc. and ev3 Inc. (Incorporated by reference to Exhibit 10.32 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on August 14, 2002)

10.34	Securities Purchase Agreement dated September 3, 2002 by and between Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 6, 2002)

10.34.1	Joinder Agreement and First Amendment to Securities Purchase Agreement, dated September 30, 2002 by and between Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2002)

10.34.2	Second Amendment to Securities Purchase Agreement dated February 20, 2003 by and between Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1.2 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2003)

10.35	Stock Purchase Agreement dated September 3, 2002 by and between Micro Therapeutics, Inc. and the holders of the outstanding equity securities of Dendron. (Incorporated by reference to Exhibit 2.2 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2002)

10.36	Employment Offer Letter, dated August 16, 2002, between Micro Therapeutics, Inc. and Thomas C. Wilder III. (Incorporated by reference to Exhibit 10.36 of Micro Therapeutics’ Form 10-QSB, as filed with the Securities and Exchange Commission on November 14, 2002)

10.37	Note Purchase Agreement, dated December 4, 2003, among Micro Therapeutics, Inc. and the investors named therein. (Incorporated by reference to Exhibit 2.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 10, 2003)

10.39	Distribution Support Services Agreement, effective December 31, 2002 between Micro Therapeutics, Inc. and ev3 Inc. (Incorporated by reference to Exhibit 10.39 of Micro Therapeutics’ quarterly report on Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2003)

10.40	Distribution Agreement - U.S. Peripheral Distribution, dated as of April 30, 2003, by and between Micro Therapeutics and ev3 Inc. (Incorporated by reference to Exhibit 10.40 of Micro Therapeutics’ quarterly report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003) (3)

10.41	Distribution Agreement (Canada), dated as of June 1, 2003, by and between Micro Therapeutics and ev3 Canada, Inc. (Incorporated by reference to Exhibit 10.41 of Micro Therapeutics’ quarterly report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003) (3)

10.42	Distribution Agreement (Japan), dated as of June 1, 2003, by and between Micro Therapeutics and ev3 K.K. (Incorporated by reference to Exhibit 10.42 of Micro Therapeutics’ quarterly report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003) (3)

10.43	Distribution Support Services Agreement, dated as of June 2, 2003, by and between Micro Therapeutics and ev3 Inc. (Incorporated by reference to Exhibit 10.43 of Micro Therapeutics’ quarterly report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003) (3)

10.44	Amended and Restated Sales Representative Agreement, dated August 4, 2003, by and between Micro Therapeutics and ev3 International, Inc. (Incorporated by reference to Exhibit 10.44 of Micro Therapeutics’ quarterly report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003) (3)

21.1	Subsidiaries of the Registrant

Exhibit Number	Description of Document

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (Included on signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.

(1)	Incorporated by reference to the same numbered exhibit of Micro Therapeutics’ Registration Statement on Form SB-2, No. 333-17345.
(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Micro Therapeutics pursuant to Item 13(a) of Form 10-KSB.
(3)	Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to Micro Therapeutics’ application requesting confidential treatment under Rule 406 of the Securities Act of 1933.