Form 10QSB
period 2004-04-04
MICRO THERAPEUTICS INC
filed 2004-05-19
CIK 311407

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 4, 2004

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

Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at April 29, 2004
Common Stock, $.001 par value	41,428,671

Transitional small business disclosure format:

Yes ☐    No ☒

Page 1 of 27 Pages

Exhibit Index on Page 27

MICRO THERAPEUTICS, INC.

MICRO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEET

March 31, 2004

(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$9,442,000
Accounts receivable, net of allowance for doubtful accounts of $594,000	9,155,000
Inventories, net of allowance for obsolescence of $706,000	4,805,000
Prepaid expenses and other current assets	369,000

Total current assets	23,771,000
Property and equipment, net of accumulated depreciation of $5,141,000	2,844,000
Intangible assets, net of accumulated amortization of $3,976,000	9,347,000
Goodwill	17,233,000
Other assets	1,233,000

Total assets	$54,428,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,599,000
Accrued salaries and benefits	1,474,000
Accrued liabilities	3,439,000
Deferred revenue and other liabilities	5,086,000

Total current liabilities	11,598,000

Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $0.001 par value, 70,000,000 shares authorized; 41,427,671 shares issued and outstanding	41,000
Additional paid-in capital	164,193,000
Accumulated deficit	(121,106,000)
Accumulated other comprehensive loss	(298,000)

Total stockholders’ equity	42,830,000

Total liabilities and stockholders’ equity	$54,428,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended March 31, 2003 and 2004

(Unaudited)

	2003	2004
Net sales	$5,173,000	$7,574,000
Cost of sales	1,915,000	3,388,000

Gross margin	3,258,000	4,186,000

Costs and expenses:
Research and development	2,123,000	2,223,000
Clinical and regulatory	2,488,000	1,615,000
Marketing and sales	3,492,000	3,041,000
General and administrative	1,762,000	3,448,000

Total costs and expenses	9,865,000	10,327,000

Loss from operations	(6,607,000)	(6,141,000)

Other income (expense):
Interest income	6,000	35,000
Interest expense	(90,000)	(98,000)
Amortization of beneficial conversion feature of notes	—	(6,190,000)
Gain on sale of investment	7,716,000	—
Foreign currency transaction income (loss)	(66,000)	37,000
Other income	80,000	17,000

	7,646,000	(6,199,000)

Income (loss) before provision for income taxes	1,039,000	(12,340,000)
Provision for income taxes	2,000	2,000

Net income (loss)	1,037,000	(12,342,000)

Other comprehensive income (loss)
Foreign currency translation income (loss)	(138,000)	131,000

Total other comprehensive income (loss)	(138,000)	131,000

Comprehensive income (loss)	$899,000	$(12,211,000)

Per share information
Net income (loss) available to common stockholders	$1,037,000	$(12,342,000)
Net income (loss) per share
Basic	$0.04	$(0.31)
Diluted	$0.04	$(0.31)
Weighted average shares outstanding
Basic	29,093,000	39,505,000
Diluted	29,212,000	39,505,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2003 and 2004

(Unaudited)

	2003	2004
Cash flows from operating activities:
Net income (loss)	$1,037,000	$(12,342,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of fixed assets	(2,000)	—
Depreciation and amortization	796,000	828,000
Amortization of note payable discount	—	6,190,000
Gain on sale of investment	(7,716,000)	—
Non-cash interest expense	—	98,000
Non-cash compensation	45,000	81,000
Provision for doubtful accounts	—	116,000
Provision for inventory obsolescence	60,000	90,000
Change in operating assets and liabilities:
Accounts receivable	(2,691,000)	(596,000)
Inventories	347,000	(190,000)
Prepaid expenses and other assets	130,000	333,000
Accounts payable	(2,380,000)	(782,000)
Accrued salaries and benefits	177,000	(778,000)
Accrued liabilities	(839,000)	52,000
Deferred revenue and other liabilities	139,000	784,000

Net cash used in operating activities	(10,897,000)	(6,116,000)

Cash flows from investing activities:
Proceeds from sale of investment	7,716,000	—
Acquisition of Dendron, GmbH	(168,000)	—
Additions to property and equipment	(462,000)	(310,000)
Proceeds from sale of fixed assets	5,000	—
Additions to patents and licenses	(141,000)	(118,000)

Net cash provided by (used in) investing activities	6,950,000	(428,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	5,000
Proceeds from issuance of notes payable and exchange for common stock	4,000,000	—
Costs from issuance of notes payable and exchange of notes for common stock	—	(701,000)
Proceeds from issuance of common stock in private placements, net of costs	14,094,000	—

Net cash provided by (used in) financing activities	18,094,000	(696,000)

Effect of exchange rates on cash	47,000	131,000

Net increase (decrease) in cash and cash equivalents	14,194,000	(7,109,000)
Cash and cash equivalents at beginning of year	1,533,000	16,551,000

Cash and cash equivalents at end of period	$15,727,000	$9,442,000

Non-cash financing activity
Offset of notes payable against investor participation in private placement of common stock	$7,000,000	—
Exchange of notes payable, net of discount, for issuance of common stock	—	$11,000,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company

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

Reporting Periods

The Company’s fiscal quarters end on the Sunday nearest to the end of the related calendar quarter, except that the fourth fiscal quarter ends on December 31. Accordingly, the first fiscal quarter in 2003 ended on March 30, and the corresponding fiscal quarter in 2004 ended on April 4. For convenience, both such fiscal quarters are referred to in this report on Form 10-QSB as having ended on March 31 of their respective years.

Unaudited Interim Financial Information

The consolidated financial statements included in this Form 10-QSB have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB, are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The consolidated financial statements in the Company’s 2003 Annual Report on Form 10-KSB include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-QSB. In the opinion of management, all material adjustments necessary to present fairly the consolidated financial statements for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. In November 2003, FASB issued FASB Staff Position No. 150-3, which deferred the effective dates for applying certain provisions of SFAS No. 150 related to certain mandatorily redeemable non-controlling interests. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception of in paragraph 9 of SFAS No. 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS No. 150 are deferred indefinitely. The measurement provisions of SFAS No. 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The Company expects that the adoption of this statement will not have a significant impact on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated into the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or that is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 in 2003 and such adoption did not have a material impact on the Company’s consolidated financial statements since the Company currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which, among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The Company has adopted the provisions of FIN 46R effective December 31, 2003, and such adoption did not have a material impact on the Company’s consolidated financial statements since the Company currently has no SPE’s.

In December 2003 the FASB issued revised FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard provides required disclosures for pensions and other postretirement benefit plans. The requirements of the standard are effective for public entities for fiscal years ending after December 15, 2003. The Company has no pension or other postretirement benefit plans coming within the scope of Statement No. 132, and, accordingly, it has no impact on the Company’s consolidated financial statements.

Intangible Assets

Costs incurred to obtain patents and licenses, and amounts ascribed to intangible assets acquired in connection with the Company’s acquisition of Dendron in 2002 are capitalized. All amounts assigned to these intangible assets are amortized on a straight-line basis over an estimated five-year useful life from the date of issue or acquisition. The Company evaluates the amortization period and carrying basis of intangible assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Amortization of intangibles for the next five fiscal years based on patents issued, and intangible assets acquired, as of March 31, 2004 is estimated to be as follows:

Year Ending December 31,
2004	$2,262,000
2005	$2,204,000
2006	$2,170,000
2007	$1,613,000
2008	$21,000

3.	Liquidity and Capital Resources

The Company believes, based on current cash balances and anticipated cash flows from planned operations, it will require additional working capital during either the second or third quarter of 2004 to fund future operations. The Company currently has no committed external sources of funds and anticipates seeking to raise such additional working capital through either a public or private debt or equity financing. There is no assurance that Micro Investment or its affiliates will continue to provide financing to the Company, that any financing transaction will be available at terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders. If the Company is not able to raise additional funds, it will be required to significantly curtail or cease its ongoing operations. The Company’s future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and the future course of intellectual property litigation as discussed in Note 11.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

4.	Stock-Based Compensation

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

Had compensation cost been determined on the fair value at the grant dates for awards under those plans consistent with the method promulgated by SFAS No. 123, the Company’s net loss and related per share amounts would have been as follows:

	For The Three Months Ended March 31,
	2003	2004
Net income (loss)
As reported	$1,037,000	$(12,342,000)
Deduct: Total stock-based employee compensation expense	(215,000)	(246,000)

Pro forma	$822,000	$(12,588,000)

Net income (loss) per share
Basic
As reported	$0.04	$(0.31)
Deduct: Total stock-based employee compensation expense	(0.01)	(0.01)

Pro forma	$0.03	$(0.32)

Diluted
As reported	$0.04	$(0.31)
Deduct: Total stock-based employee compensation expense	(0.01)	(0.01)

Pro forma	$0.03	$(0.32)

5.	Inventories

Inventories at March 31, 2004 consist of the following:

Raw materials	$2,806,000
Work-in-process	—
Finished goods	2,705,000

5,511,000
Reserve for obsolescence	(706,000)

$4,805,000

6.	Debt and Equity Financing Transactions

September 2002 Securities Purchase Agreement and Related Promissory Notes

In September 2002, the Company entered into an agreement providing for a two-stage private placement of its common stock and completed the first stage of the transaction. In February 2003, the Company completed the second stage of the transaction, at which time the investors in the private placement purchased 10,345,905 shares of the Company’s common stock at a purchase price of $2.083 per share, resulting in proceeds to the Company of approximately $14.1 million, net of the offset of certain notes payable as described below. As of the closing of the second stage, Micro Investment LLC (“Micro Investment”), the Company’s majority stockholder, owned approximately 69% of the outstanding shares of the Company’s common stock.

Before the Company could close the second stage of the private placement, stockholder approval was required in order to increase the number of shares of common stock the Company was authorized to issue to 45 million shares of common stock, so that the Company could issue the additional 10,345,905 shares of its common stock to the investors.

In order to satisfy the Company’s anticipated short-term working capital requirements pending the closing of the second stage of the private placement, on November 18, 2002, the Company obtained a short-term loan by issuing an unsecured $3 million promissory note to Micro Investment. On January 8, 2003, the Company obtained a second short-term loan by issuing an unsecured $4 million promissory note to Micro Investment. Both notes had stated interest rates of 10% per annum. Upon closing of the second stage of the private placement on February 20, 2003, these loans, and related accrued interest payable, were offset in full against the investment amount due from Micro Investment pursuant to its participation in the second stage of the private placement, and the related promissory notes were cancelled.

December 2003 Note Purchase Agreement

On December 4, 2003, the Company entered into a note purchase agreement with certain accredited institutional investors under which the Company issued $17 million aggregate principal amount of unsecured exchangeable promissory notes. The notes bore interest at a rate of 7% per annum. Holders of $13 million in aggregate principal amount of the notes were members of ev3 LLC, sole owner of Micro Investment. On January 30, 2004, the company’s stockholders approved an increase in the number of authorized shares of common stock from 45 million to 70 million, and approved the issuance of shares of the Company’s common stock in exchange for the aggregate principal amount of the notes and related accrued interest, at a price of $2.73 per share as set forth in the note purchase agreement, resulting in the issuance of 6,296,565 shares of the Company’s common stock.

Generally accepted accounting principles, or GAAP, in the United States, considers the difference between the exchange price of $2.73 per share and the closing market price of $3.74 per share on December 4, 2003, the date the note purchase agreement was executed, to represent a beneficial conversion feature of the notes. Under GAAP, the per share beneficial conversion feature is multiplied by the number of shares to be issued in the exchange. The result is recorded as a discount to the notes, which is reflected as additional paid-in capital in the Company’s consolidated balance sheet, as of the date of their issuance, and amortized on the interest method over their contractual life. Accordingly, upon issuance of the notes on December 4, 2003, the Company recorded a discount to the notes of approximately $6.3 million, and subsequently recognized amortization, amounting to $100,000, of such discount during 2003. In January 2004, upon completion of the exchange of the notes for the Company’s common stock, the Company recognized amortization of the remaining unamortized discount, amounting to approximately $6.2 million.

Of the seven members of the Company’s Board of Directors, four members directly or indirectly hold equity interests in ev3 LLC, and one is the Company’s President and Chief Executive Officer. The two members of the Company’s Board of Directors who neither hold equity interests in ev3 LLC nor are members of the Company’s management constitute an independent committee of the Company’s Board of Directors. This independent committee evaluates for approval all transactions and other matters between the Company and ev3 LLC and any of its affiliates. Accordingly, this independent committee approved the Company’s execution of the agreements described above.

7.	Distribution Agreements

Century Medical, Inc.

On April 1, 2002, the Company and Century signed a Regulatory Transition and Short-Term Distribution Agreement, which superceded a September 1998 distribution agreement, provided for the transition, over a one-year period ended March 31, 2003, of regulatory responsibilities in Japan from Century to the Company with respect to the Company’s products, and provided for the termination of Century’s Japanese distributorship on March 31, 2003.

The Company was required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century was required to achieve by March 31, 2003. The Company accrued the entire termination fee as of December 31, 2001, and has paid Century $1.1 million based on the Company’s assessment of Century’s achievement of milestones under the terms of the April 2002 agreement. The Company and Century are currently in discussion regarding the payment, if any, of a portion of the remaining $400,000.

ev3 Inc. and Subsidiaries

Effective as of December 31, 2002, the Company entered into a distribution support services agreement with ev3 Inc., which is wholly owned by ev3 LLC. Under the terms of the agreement, ev3 Inc. assumed responsibility for inventory management, customer service, and administrative tasks in connection with the sales and marketing of the Company’s peripheral vascular product line in the U.S. and Canada. The agreement with ev3 Inc. called for the Company to be charged a fee based on a fixed percentage of gross end-customer sales of the applicable products in the U.S. and Canada.

On April 30, 2003, the Company and ev3 Inc. entered into a distribution agreement, which superceded the December 31, 2002 distribution support services agreement described above. Under the terms of the April 2003 agreement, ev3 Inc. purchases peripheral vascular products from the Company at a fixed percentage of the actual sales prices realized by ev3 Inc. from end-user customers. The Company recognizes revenues related to sales of product to ev3 Inc. under the terms of the April 2003 agreement upon ev3 Inc.’s sale of such product to its customers.

On June 2, 2003, the Company and ev3 Inc. entered into a distribution support services agreement under which ev3 Inc. performs inventory and administrative services with respect to certain finished goods inventory of the Company’s products. Under the terms of the agreement, the Company is charged a fee, included in marketing and sales expense in the accompanying consolidated statements of operations, based on a fixed percentage of gross end-customer sales realized by the Company from sales of such products.

Effective August 1, 2003, the Company and ev3 International entered into an amended and restated sales representative agreement, which superceded a November 2001 agreement. Under the terms of both the November 2001 and August 2003 agreements, ev3 International provides product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where the Company has no existing third-party distributor for its products, and distributor management services in certain countries outside the U.S. and Canada where the Company has an existing third-party distributor for its products. Under the August 2003 agreement, ev3 International charges the Company a fee based on a fixed percentage of revenues the Company realizes from sales of products in territories in which ev3 International maintains sales representatives, and a fee based on a fixed percentage of sales to third party distributors with respect to whom ev3 International performs distributor management services. Such fees are recognized upon the sale of product to third party customers and are included in marketing and sales expense in the accompanying consolidated statements of operations. Under the November 2001 agreement, the Company had been reimbursing ev3 International for 105% of the costs of its sales force and a portion of ev3 International’s general and administrative expenses.

On June 1, 2003, the Company entered into separate distribution agreements with ev3 K.K. (Japan) and ev3 Canada, Inc., both wholly owned subsidiaries of ev3 Inc. (collectively, the “ev3 subsidiaries”). Under the terms of such distribution agreements, both of the ev3 subsidiaries purchase peripheral and neuro vascular products from the Company at a fixed percentage of the actual sales prices realized by the ev3 subsidiaries from end-user customers. The Company recognizes revenues related to sales of product to the ev3 subsidiaries under the terms of the distribution agreements upon the ev3 subsidiaries’ sales of such products to their customers.

8.	Enteric Medical Technologies, Inc.

On June 12, 2002, Boston Scientific Corporation and Enteric entered into a merger agreement under which Boston Scientific acquired all the outstanding common and preferred stock of Enteric Medical Technologies, Inc., of which the Company owned a minority equity interest. Pursuant to the terms of the merger agreement, each Enteric stockholder received a pro rata share of a Closing Payment, net of amounts set aside in escrow to provide for future indemnity claims, if any. Accordingly, on that date, the Company received its pro rata share of the Closing Payment, amounting to nearly $7.4 million net of escrowed funds and other reserves.

In addition, the merger agreement gave each Enteric stockholder the right to receive a pro rata share of two contingent payments, should Enteric have achieved defined milestones. In January 2003, Enteric achieved the first of such milestones, and in February 2003, the Company received its pro rata share of the First Contingent Payment, amounting to $7.7 million net of escrowed funds, which the Company recorded as gain on sale of investment during the first quarter of 2003. The Second Contingent Payment, amounting to $7.0 million net of escrowed amounts, was received, and recognized as income, by the Company in the second quarter of 2003.

At March 31, 2004, the Company estimated that amounts being held in escrow aggregated approximately $3.4 million. In May 2004, the Company received and recorded as income 50%, or $1.7 million, of such escrowed amounts. Under the terms of the merger agreement described above, the Company will be entitled to receive 50% of the remaining escrowed amounts in May 2005, and the remainder in May 2006, provided that no claims are made against the amounts in escrow.

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

Net loss per share for the three months ended March 31, 2004, is calculated by dividing the net loss for the applicable period by the weighted average number of common shares issued and outstanding during the period. Potential common shares, represented by options to purchase approximately 662,000 common shares, have been excluded from the diluted per share calculation due to their anti-dilutive effect.

10.	Segment Information

Information with respect to net sales for the three months ended March 31, 2003 and 2004 is as follows:

	Three Months Ended March 31,
	2003	2004
Product Segments
Embolic products	$1,915,000	$2,302,000
Neuro access and delivery products	2,497,000	4,600,000
Peripheral vascular and other products	761,000	672,000

Total net sales	$5,173,000	$7,574,000

Geographic Segments
United States	$1,854,000	$2,698,000
International	3,319,000	4,876,000

Total net sales	$5,173,000	$7,574,000

No customer accounted for 10% or more of total net sales for the three months ended March 31, 2003 or 2004.

No countries outside the United States accounted for 10% or more of total net sales for the three months ended March 31, 2003 or 2004.

At March 31, 2004, receivables from ev3 Inc. and its subsidiaries aggregated approximately $2.8 million. Of this amount, approximately $1.8 million represented amounts collected by ev3 International from third party customers on the Company’s behalf. In addition, included in accounts receivable at March 31, 2004 is approximately $5.7 million representing amounts due to the Company from third parties pursuant to sales transactions in which ev3 International acted as the Company’s sales representative, and will act as the collection agent on the Company’s behalf, in conformity with the Company’s August 2003 agreement with ev3 International described in Note 7.

11.	Contingencies

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

In January 2003, the Company initiated a legal action in the U.K. that seeks a declaration that a patent held by the patent holders related to delivery catheters is invalid, and that the Company’s products do not infringe this patent. The patent in question is the U.K. designation of the same patent that was found by the Dutch court in October 2003 to be invalid, as discussed above. The patent holders have counterclaimed for alleged infringement by the Company. The trial for this matter has been scheduled for February 2005.

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

OVERVIEW

The Company is engaged in the design, development, manufacturing and marketing of minimally invasive devices for treatment of vascular disease. The Company derives its revenues principally from three product segments: embolic products, neuro access and delivery products and peripheral vascular products.

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

Embolic Products

The Company’s embolic products consist primarily of Onyx, a proprietary embolic material developed internally by the Company, the Sapphire, Sapphire NXT and Topaz families of embolic coils.

In the United States, the Company received FDA approval in 2001 to begin a pivotal clinical trial for the use of Onyx in treating brain aneurysms, the protocol for which was modified, with FDA approval, in July 2002. In November 2003, Onyx for the treatment of large and wide-neck brain aneurysms received designation from the FDA as a Humanitarian Use Device, or HUD. Concurrent with receiving the HUD designation, the Company suspended the pivotal clinical trial described above in order to focus its efforts on the related Humanitarian Device Exemption, or HDE, application process.

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

The Company directly markets and sells its embolic products in the United States. On June 2, 2003, the Company and ev3 Inc. entered into a distribution support services agreement under which ev3 Inc. performs inventory and administrative services with respect to finished goods inventory of the Company’s embolic products. Under the terms of the agreement, ev3 Inc. charges the Company a fee based on a fixed percentage of gross end-customer sales realized by the Company from sales of such products.

Internationally, the Company’s embolic products are marketed and sold under an amended and restated sales representative agreement, executed in August 2003 with ev3 International, which superceded a November 2001 agreement. Under the terms of both the November 2001 and August 2003 agreements, ev3 International provides product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where the Company has no existing third-party distributor for its products, and distributor management services in certain countries outside the U.S. and Canada where the Company has an existing third-party distributor for its products. Under the August 2003 agreement, ev3 International charges the Company a fee based on a fixed percentage of revenues the

Company realizes from sales of products in territories in which ev3 International maintains sales representatives, and a fee based on a fixed percentage of sales to third party distributors with respect to whom ev3 International performs distributor management services. Under the November 2001 agreement, the Company had been reimbursing ev3 International for 105% of the costs of its sales force and a portion of ev3 International’s general and administrative expenses.

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

The Company is a party to litigation in the United States and Europe regarding whether its Sapphire embolic coils and certain delivery catheters infringe patents held by others. The Company has received rulings unfavorable to it in Europe and has been enjoined from engaging in infringing activities with respect to these products in most European countries. The Company has appealed the unfavorable rulings. See Note 11 of “Notes to Unaudited Consolidated Financial Statements”; “Liquidity and Capital Resources”; and Part II, Item 1, “Legal Proceedings.”

In the first quarter of 2004, the Company commercially launched the Sapphire NXT family of embolic coils in Europe, which replaces the original Sapphire embolic coil product line. There is, however, no assurance that the Company will be successful in the appeal of the court rulings, that the Sapphire NXT product introduction in Europe will be successful or that the Sapphire NXT product line will not also be subject to legal challenge.

Neuro Access and Delivery Products

The Company’s neuro access and delivery products consist of guidewires, micro catheters and balloon systems, developed internally by the Company to access remote vessels in the brain primarily for the delivery of embolic products, including the Company’s Sapphire and Sapphire NXT coils, and Onyx. Such products are marketed, sold and distributed under the same agreements as the Company’s embolic products.

Peripheral Vascular Products

Effective January 1, 2003, the Company entered into a distribution support services agreement with ev3 Inc., under which ev3 provided warehousing for the Company’s peripheral blood clot therapy products, which currently comprise nearly all the Company’s peripheral vascular product segment sales, and charged the Company a fee at a fixed percentage of the Company’s sales of such products. In April 2003, the Company and ev3 Inc. entered into a distribution agreement, which superseded the January 2003 distribution support services agreement. Under the terms of the April 2003 agreement, ev3 Inc. purchases peripheral vascular products from the Company at a fixed percentage of the actual sales prices realized by ev3 Inc. from end-user customers.

The Company markets its peripheral vascular products internationally principally under the terms of the August 2003 agreement with ev3 International described above.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2003 and 2004

Following is information with respect to net sales for the three months ended March 31, 2003 and 2004:

	Three Months Ended March 31,
	2003	2004
Product Segments
Embolic products	$1,915,000	$2,302,000
Neuro access and delivery products	2,497,000	4,600,000
Peripheral vascular and other products	761,000	672,000
Total net sales	$5,173,000	$7,574,000

Geographic Segments
United States	$1,854,000	$2,698,000
International	3,319,000	4,876,000

Total net sales	$5,173,000	$7,574,000

The increase from the three months ended March 31, 2003 to 2004 in embolic product sales is attributable primarily to sales of the Sapphire family of embolic coils in the United States, which sales commenced in the second half of 2003.

The increase in sales of neuro access products for the three months ended March 31, 2004, relative to 2003, is primarily attributable to volume increases in sales of neuro balloons, micro catheters, which includes the introduction during the second half of 2003 of the Echelon micro catheter, and neuro guidewires.

The decrease in sales of peripheral vascular and other products from the three months ended March 31, 2003 to 2004 are attributable to the execution of the April 2003 distribution agreement with ev3 Inc., described above. Under the terms of such agreement, ev3 Inc. purchases peripheral vascular products from the Company at a fixed percentage of the actual sales prices realized by ev3 Inc. from end-user customers. Prior to April 2003, the Company sold directly to the end-user customers and realized full retail sales pricing.

Cost of sales for the three months ended March 31, 2004 was $3.4 million, as compared to $1.9 million in 2003. This increase resulted from volume increases in sales of product as discussed above. As a percentage of sales, cost of sales increased to 45% for the three month period ended March 31, 2004, as compared to 37% for the corresponding period in 2003, due primarily to costs incurred in 2004 associated with the initiation of commercial manufacturing of the Sapphire NXT embolic coil product line in the Company’s German facility and of the Sapphire embolic coil product line in the United States. While the Company believes that the effects of such initiation costs will decrease subsequent to the first quarter of 2004, unanticipated manufacturing issues related to such products, and the initiation of new products, may adversely impact cost of sales in future periods.

Research and development expenses were $2.2 million for the three months ended March 31, 2004, which were relatively unchanged from research and development costs of $2.1 million in the corresponding period in 2003.

Clinical and regulatory expenses were $1.6 million for the three months ended March 31, 2004, as compared to $2.5 million for the corresponding period in 2003. This decrease resulted primarily from costs incurred in connection with the Company’s pivotal clinical trial activity in the U.S. in 2003, which activity had been substantially reduced by the end of 2003.

Marketing and sales expenses were $3.0 million during the three months ended March 31, 2004, as compared with $3.5 million in the comparable period of 2003. This decrease was due primarily to reduced costs incurred under of the Company’s revised sales representative agreement with ev3 International, which became effective August 1, 2003.

General and administrative expenses increased from $1.8 million for the three months ended March 31, 2003, to $3.4 million in the corresponding period of 2004. This increase is attributable primarily to increased legal expenses in connection with intellectual property litigation, which expenses amounted to $1.9 for the three months ended March 31, 2004. See Note 11 of “Notes to Unaudited Consolidated Financial Statements”; “Liquidity and Capital Resources”; and Part II, Item 1, “Legal Proceedings.”

Interest expense increased from $90,000 for the three months ended March 31, 2003 to $98,000 for the corresponding period in 2004. Interest expense in 2003 relates to short-term loans, in an aggregate principal amount of $7 million, obtained by the Company from Micro Investment in the fourth quarter of 2002 and the first quarter of 2003, and which were repaid by the Company in connection with the February 2003 completion of a private placement of the Company’s common stock. Interest expense in 2004 relates to promissory notes, having an aggregate principal amount of $17 million, sold by the Company in December 2003 pursuant to a note purchase agreement, which the Company exchanged for issuance of shares of its common stock, pursuant to exchange provisions in the note purchase agreement, in January 2004.

The promissory notes issued by the Company on December 4, 2003 were exchangeable into shares of the Company’s common stock at a negotiated price of $2.73 per share. The closing market price of the Company’s common stock on that date was $3.74 per share. Under generally accepted accounting principles, or GAAP, in the United States, the difference between the exchange price and the closing market price per share represents a beneficial conversion feature of the notes. Under GAAP, the per share beneficial conversion feature is multiplied by the number of shares to be issued in the exchange. The result is recorded as a discount to the notes, which is reflected as additional paid in capital in the Company’s consolidated balance sheet, as of the date of their issuance, and amortized on the interest method over their contractual life. Accordingly, upon issuance of the notes on December 4, 2003, the Company recorded a discount to the notes of approximately $6.3 million and subsequently recognized amortization, amounting to $100,000, of such discount during 2003. On January 30, 2004, upon the exchange of the notes for the Company’s common stock, the Company expensed the remaining unamortized discount, amounting to approximately $6.2 million.

The gain on sale of investment in 2003 arose from the execution of a merger agreement, effective June 12, 2002, between Enteric Medical Technologies, Inc., in which the Company held an approximate 20% voting equity interest, and Boston Scientific Corporation under which Boston Scientific acquired all the outstanding common and preferred stock of Enteric. In addition to the closing payment, which the Company received in 2002, the merger agreement gave each Enteric stockholder the right to receive a pro rata share of a contingent payment, should Enteric achieve a defined milestone on or before the fifth anniversary of the merger agreement. In January 2003, Enteric achieved the milestone, and in February 2003, the Company received its pro rata share of the contingent payment, amounting to $7.7 million.

As a result of the items discussed above, the Company had net income of $1.0 million for the three months ended March 31, 2003, and incurred a net loss of $12.3 million for the corresponding period in 2004.

Impact of Foreign Currency Exchange Rates

The Company’s sales in Europe and certain countries outside Europe are either denominated in or determined by the local currency of the Company’s customers. During the three months ended March 31, 2004, the U.S. dollar continued to experience a reduction in value against most such currencies as it had during 2003. As a result, the Company’s estimate is that approximately $500,000 of the increase in total revenues from the three months ended March 31, 2003 to the comparable period in 2004 was attributable to fluctuation in currency exchange rates.

Liquidity and Capital Resources

Since inception, the Company’s costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of approximately $121 million at March 31, 2004. Consequently, the Company has historically financed its operations through debt and equity placements.

At March 31, 2004, the Company estimated that amounts being held in escrow aggregated approximately $3.4 million. In May 2004, the Company received and recorded as income 50%, or $1.7 million, of such escrowed amounts. Under the terms of the merger agreement described above, the Company will be entitled to receive 50% of the remaining escrowed amounts in May 2005, and the remainder in May 2006, provided that no claims are made against the amounts in escrow.

Under the terms of the stock purchase agreement entered into in connection with its acquisition of Dendron, the Company may be required to make additional payments, aggregating up to $15,000,000, which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in May 2004. A second additional payment of $3.75 million, which would be due in 2005, is contingent upon Dendron products achieving revenues of $5 million during 2004, and a final additional payment of $7.5 million is contingent upon Dendron products achieving cumulative revenues of $25 million for the period commencing with the Company’s acquisition of Dendron in 2002 through 2008.

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

As of March 31, 2004, the Company had cash and cash equivalents of $9.4 million. Cash used in the Company’s operations during the three months ended March 31, 2004 was $6.1 million, reflecting primarily the loss from operations, increases in accounts receivable and inventories, and decreases in accounts payable and accrued salaries and benefits. The Company expects that operations will continue to consume cash during 2004. The increases in accounts receivable and inventories in 2004 are related, in part, to increases in sales volume during the period, and the Company expects such relationships to continue. The decrease in accounts payable is attributable, in part, to the payment in 2004 of legal costs related to the intellectual property litigation matters in which the Company is involved that were accrued at December 31, 2003.

Cash used in investing activities during the three months ended March 31, 2004 was $428,000, which primarily resulted from the acquisition of property and equipment and additions to intellectual property. While continued investments will be made in property and equipment, the Company had no significant capital expenditure commitments as of March 31, 2004.

Cash used in financing activities during the three months ended March 31, 2004 was $696,000, primarily consisting of the payment of costs related to the December 2003 private placement of the exchangeable promissory notes, discussed above. As further discussed below, the Company has no committed sources of future capital.

The Company believes, based on current cash balances and anticipated cash flows from planned operations, it will require additional working capital during either the second or third quarter of 2004 to fund future operations. The Company currently has no committed external sources of funds and anticipates seeking to raise such additional working capital through either a public or private debt or equity financing. There is no assurance that Micro Investment or its affiliates will continue to provide financing to the Company, that any financing transaction will be available at terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders. If the Company is not able to raise additional funds, it will be required to significantly curtail or cease its ongoing operations. The Company’s future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and the future course of intellectual property litigation. See Note 11 of “Notes to Unaudited Consolidated Financial Statements;” “Results of Operations;” and Part II, Item 1, “Legal Proceedings.”

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. In November 2003, FASB issued FASB Staff Position No. 150-3, which deferred the effective dates for applying certain provisions of SFAS No. 150 related to certain mandatorily redeemable non-controlling interests. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception of in paragraph 9 of SFAS No. 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS no. 150 are deferred indefinitely. The measurement provisions of SFAS No. 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The Company expects that the adoption of this statement will not have a significant impact on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated into the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or that is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 in 2003 and such adoption did not have a material impact on the Company’s consolidated financial statements since the Company currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which, among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The Company has adopted the provisions of FIN 46R effective December 31, 2003, and such adoption did not have a material impact on the Company’s consolidated financial statements since the Company currently has no SPE’s.

In December 2003 the FASB issued revised FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard provides required disclosures for pensions and other postretirement benefit plans. The requirements of the standard are effective for public entities for fiscal years ending after December 15, 2003. The Company has no pension or other postretirement benefit plans coming within the scope of Statement No. 132, and, accordingly, it has no impact on the Company’s consolidated financial statements.

CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS

Some of the information included herein contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of, estimates made by and information currently available to, our management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including, without limitation, statements to the effect that Micro Therapeutics or our management “may,” “will,” “expects,” “anticipates,” “estimates,” “continues,” “plans,” “believes,” or “projects,” or statements concerning “potential” or “opportunity,” any variations thereof, comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. Our actual results may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impaired by risks including, but not limited to the following:

•	our ability to raise additional working capital and achieve cash flow positive operations;

•	the impact of a Dutch court’s ruling on our detachable coil product line, including the impact of the ruling on our ability to continue to sell our embolic coils in the EU;

•	our ability to achieve benefits from our acquisition of Dendron GmbH;

•	our ability to successfully bring our products to market;

•	market acceptance of our products;

•	our ability to compete;

•	our dependence on third party suppliers and manufacturers;

•	our limited marketing and distribution experience;

•	the market opportunity for our products;

•	our ability to obtain and maintain required regulatory approvals;

•	our ability to protect and defend our patents and proprietary technology; and

•	the ability of our customers to obtain third-party reimbursement for procedures involving our products.

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

We continue to incur negative cash flows from operations. Our operations to date have consumed substantial amounts of cash, and we expect this condition will continue into late 2004. We believe, based on anticipated cash flows from planned operations and existing capital resources, it will be necessary for us to raise additional working capital during either the second or third quarter of 2004.

We currently have no committed external sources of funds and we anticipate seeking to raise such additional working capital through either a public or private debt or equity financing. However, such additional financing may not be available on acceptable terms or at all. If we raise additional funds by issuing equity securities, further dilution to our existing stockholders could result. If adequate funds were not available to us, our business would be negatively impacted.

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

There has been extensive litigation in the medical device industry regarding patents and other intellectual property rights. Prior to our acquisition of Dendron, it became involved in litigation in Europe involving patents covering certain of its products, which litigation is still active. Concurrent with our acquisition of Dendron, we initiated a series of legal actions in Europe and the U.K. with the primary purpose of asserting both invalidity and non-infringement by us of certain patents held by others with respect to detachable coils and certain delivery systems. In addition, the patent holders against whom we initiated the actions in Europe and the U.K. have initiated legal actions against us in the United States that allege infringement by us of certain patents held by them. See Part II, Item 1, “Legal Proceedings.”

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

Several of our products are in developmental stages and may not successfully come to market, which could harm our sales and revenues. We have only recently introduced a number of products commercially, and several of our products, including extensions of existing products, are in the early stage of development. Some of our products only recently emerged from clinical trials and others have not yet reached the clinical trial stage. Our ability to market these products will depend upon a number of factors, including our ability to demonstrate the safety and efficacy of our products in the clinical setting. Our products may not be found to be safe and effective in clinical trials and may not ultimately be cleared for marketing by U.S. or foreign regulatory authorities. Our failure to develop safe and effective products that are approved for sale on a timely basis would have a negative impact on our business.

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

The ev3 entities, which are affiliated with the Company as described elsewhere herein, may not be successful in providing the services to us called for in the agreements described above.

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

In January 2003, the Company initiated a legal action in the U.K. that seeks a declaration that a patent held by the patent holders related to delivery catheters is invalid, and that the Company’s products do not infringe this patent. The patent in question is the U.K. designation of the same patent that was found by the Dutch court in October 2003 to be invalid, as discussed above. The patent holders have counterclaimed for alleged infringement by the Company. The trial for this matter has been scheduled for February 2005.

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

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities

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

Item 4.	Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on January 30, 2004, at which two proposals were presented and voted on.

Proposal One:	The Company’s Amended and Restated Certificate of Incorporation was further amended to increase the number of authorized shares of common stock from 45,000,000 shares to 70,000,000 shares and the total number of authorized shares of the Company’s capital stock from 50,000,000 shares to 75,000,000 shares. The voting results were: For, 29,708,648; Against or Abstain, 297,377.

Proposal Two:	The issuance of shares of the Company’s common stock upon exchange of the exchangeable promissory notes sold by the Company in a private placement on December 4, 2003 was approved. The voting results were: For, 29,717,157; Against or Abstain, 288,877.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

See Index To Exhibits on Page 27 of this Quarterly Report on Form 10-QSB.

(b)	Reports on Form 8-K

On February 2, 2004 the Company filed a Form 8-K with respect to the exchange of $17 million aggregate principal amount of Exchangeable Promissory Notes, and related accrued interest, for the issuance of 6,296,565 shares of the Company’s common stock.

On February 13, 2004, the Company filed a Form 8-K with respect to the Company’s issuance of a press release and holding of a conference call with analysts and investors regarding the Company’s public reporting of its results of operations for the fourth quarter and year ended December 31, 2003. (The information in the foregoing report on Form 8-K, including all exhibits thereto, was furnished pursuant to Item 12 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference herein.)

No other reports on Form 8-K were filed, or required to be filed, by the Company during the quarterly period ended April 4, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO THERAPEUTICS, INC.

Date: May 19, 2004	By:	/s/ HAROLD A. HURWITZ

Harold A. Hurwitz Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934.

32	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.