Form 10QSB
period 2004-07-04
MICRO THERAPEUTICS INC
filed 2004-08-13
CIK 311407

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 4, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at July 27, 2004
Common Stock, $.001 par value	41,501,363

Transitional small business disclosure format:    Yes  ☐    No  ☒

Page 1 of 26 Pages

Exhibit Index on Page 23

MICRO THERAPEUTICS, INC.

MICRO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEET

June 30, 2004

(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$21,001,000
Accounts receivable, net of allowance for doubtful accounts of $709,000	10,490,000
Inventories, net of allowance for obsolescence of $758,000	6,409,000
Prepaid expenses and other current assets	624,000

Total current assets	38,524,000
Property and equipment, net of accumulated depreciation of $5,394,000	2,983,000
Intangible assets, net of accumulated amortization of $4,544,000	8,846,000
Goodwill	17,233,000
Other assets	1,236,000

Total assets	$68,822,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,208,000
Accrued salaries and benefits	1,952,000
Accrued liabilities	3,162,000
Deferred revenue and other liabilities	1,733,000
Notes payable	11,859,000

Total current liabilities	20,914,000

Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $0.001 par value, 70,000,000 shares authorized; 41,492,363 shares issued and outstanding	41,000
Additional paid-in capital	173,534,000
Accumulated deficit	(125,229,000)
Accumulated other comprehensive loss	(438,000)

Total stockholders’ equity	47,908,000

Total liabilities and stockholders’ equity	$68,822,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three and Six Months Ended June 30, 2003 and 2004

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2003	2004	2003	2004
Net sales	$5,562,000	$9,102,000	$10,735,000	$16,676,000
Cost of sales	2,070,000	3,593,000	3,985,000	6,981,000

Gross margin	3,492,000	5,509,000	6,750,000	9,695,000

Costs and expenses:
Research and development	2,989,000	2,016,000	5,112,000	4,239,000
Clinical and regulatory	2,346,000	1,501,000	4,834,000	3,116,000
Marketing and sales	3,636,000	3,433,000	7,128,000	6,474,000
General and administrative	2,734,000	4,086,000	4,496,000	7,534,000
Distributor termination	—	269,000	—	269,000

Total costs and expenses	11,705,000	11,305,000	21,570,000	21,632,000

Loss from operations	(8,213,000)	(5,796,000)	(14,820,000)	(11,937,000)

Other income (expense):
Amortization of exchange feature of notes payable	—	—	—	(6,190,000)
Stock issuance expenses	(600,000)	—	(600,000)	—
Interest income	75,000	24,000	80,000	59,000
Interest expense	—	(40,000)	(90,000)	(138,000)
Gain on sale of investment	6,931,000	1,728,000	14,648,000	1,728,000
Foreign currency transaction loss	(60,000)	(42,000)	(126,000)	(5,000)
Other	24,000	3,000	104,000	20,000

Total other income (expense)	6,370,000	1,673,000	14,016,000	(4,526,000)

Loss before provision for income taxes	(1,843,000)	(4,123,000)	(804,000)	(16,463,000)
Provision for income taxes	—	—	2,000	2,000

Net loss	(1,843,000)	(4,123,000)	(806,000)	(16,465,000)

Other comprehensive loss
Foreign currency translation loss	(3,000)	(140,000)	(141,000)	(9,000)

Total other comprehensive loss	(3,000)	(140,000)	(141,000)	(9,000)

Comprehensive loss	$(1,846,000)	$(4,263,000)	$(947,000)	$(16,474,000)

Per share information
Net loss available to common stockholders	$(1,843,000)	$(4,123,000)	$(806,000)	$(16,465,000)
Net loss per share (basic and diluted)	$(0.05)	$(0.10)	$(0.03)	$(0.41)
Shares used in computation of net loss per share (basic and diluted)	34,842,000	41,433,000	31,983,000	40,448,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2004

(Unaudited)

	2003	2004
Cash flows from operating activities:
Net loss	$(806,000)	$(16,465,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of exchange feature of notes payable	—	6,190,000
Gain on sale of fixed assets	(2,000)	—
Depreciation and amortization	1,642,000	1,648,000
Gain on sale of investment	(14,648,000)	(1,728,000)
Non-cash interest expense	—	98,000
Non-cash compensation	90,000	162,000
Provision for doubtful accounts	289,000	231,000
Provision for inventory obsolescence	184,000	289,000
Change in operating assets and liabilities:
Accounts receivable	(4,088,000)	(1,996,000)
Inventories	(847,000)	(1,993,000)
Prepaid expenses and other assets	(718,000)	26,000
Accounts payable	(2,233,000)	(173,000)
Accrued salaries and benefits	520,000	(300,000)
Accrued liabilities	(493,000)	(224,000)
Deferred revenue and other liabilities	334,000	1,181,000

Net cash used in operating activities	(20,776,000)	(13,054,000)

Cash flows from investing activities:
Proceeds from sale of investment	14,648,000	1,728,000
Acquisition of Dendron, GmbH	(116,000)	(3,750,000)
Additions to property and equipment	(1,009,000)	(701,000)
Proceeds from sale of fixed assets	4,000	—
Additions to patents and licenses	(364,000)	(185,000)

Net cash provided by (used in) investing activities	13,163,000	(2,908,000)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	—	178,000
Proceeds from exercise of stock options	12,000	9,000
Proceeds from issuance of notes payable	4,000,000	21,008,000
Proceeds from issuance of common stock in private placements, net of costs	14,069,000	—
Costs from issuance of notes payable and exchange of notes for common stock	—	(774,000)

Net cash provided by financing activities	18,081,000	20,421,000

Effect of exchange rates on cash	(19,000)	(9,000)

Net increase in cash and cash equivalents	10,449,000	4,450,000
Cash and cash equivalents at beginning of period	1,533,000	16,551,000

Cash and cash equivalents at end of period	$11,982,000	$21,001,000

Non-cash financing activity
Offset of notes payable against investor participation in private placement of common stock	$7,000,000	—
Exchange of notes payable, net of discount, for issuance of common stock	—	$11,000,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company

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

Reporting Periods

The Company’s fiscal quarters end on the Sunday nearest to the end of the related calendar quarter, except that the fourth fiscal quarter ends on December 31. Accordingly, the first two fiscal quarters in 2003 ended on March 30 and June 29, and the corresponding fiscal quarter in 2004 ended on April 4 and July 4. For convenience, the first two fiscal quarters in both 2003 and 2004 are referred to in this report on Form 10-QSB as having ended on March 31 and June 30 of their respective years.

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

Amortization of intangibles based on patents issued and intangible assets acquired is estimated to be as follows:

Year Ending December 31,
2004	$2,264,000
2005	$2,207,000
2006	$2,173,000
2007	$1,616,000
2008	$24,000

3.	Stock-Based Compensation

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

Had compensation cost been determined on the fair value at the grant dates for awards under those plans consistent with the method promulgated by SFAS No. 123, the Company’s net loss and related per share amounts would have been as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2003	2004	2003	2004
Net loss
As reported	$(1,843,000)	$(4,123,000)	$(806,000)	$(16,465,000)
Deduct: Total stock-based employee compensation expense	(225,000)	(246,000)	$(440,000)	$(492,000)

Pro forma	$(2,068,000)	$(4,369,000)	$(1,246,000)	$(16,957,000)
Net loss per share (basic and diluted)
As reported	$(0.05)	$(0.10)	$(0.03)	$(0.41)
Pro forma	$(0.06)	$(0.11)	$(0.04)	$(0.42)

4.	Inventories

Inventories at June 30, 2004 consist of the following:

Raw materials	$3,531,000
Work-in-process	—
Finished goods	3,636,000

7,167,000
Reserve for obsolescence	(758,000)

$6,409,000

5.	Debt and Equity Financing Transactions

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

June 2004 Note Purchase Agreement

On June 25, 2004, the Company entered into a note purchase agreement with certain accredited institutional investors under which the Company issued $21 million aggregate principal amount of unsecured exchangeable promissory notes. The notes are due in one year, unless otherwise exchanged for shares of the Company’s common stock as described below, and bear interest at a rate of 7% per annum. Holders of $15 million in aggregate principal amount of the notes are members of ev3 LLC, sole owner of Micro Investment. The Company has called a special stockholders meeting for August 18, 2004 for the purpose of approving the issuance of shares of the Company’s common stock in exchange for the aggregate principal amount of the notes and related accrued interest, at a price of $3.10 per share as set forth in the note purchase agreement. Based on the foregoing, the Company would issue 6,848,163 shares of its common stock in the event the exchange is completed on that date.

As described above, the notes include, as determined by GAAP, a beneficial conversion feature which was calculated as the difference between the exchange price of $3.10 per share and the closing market price of $4.45 per share on June 25, 2004, the date the note purchase agreement was executed, and which amounted to $9.1 million. Such amount was recorded as a discount to the notes, which is reflected as additional paid-in capital in the Company’s consolidated balance sheet, and which will be amortized on the interest method over their contractual life. Should the Company complete the exchange of the notes for the Company’s common stock on August 18, 2004, the Company would recognize amortization of the remaining unamortized discount, resulting in aggregate amortization during the third quarter of 2004 of the entire $9.1 million discount.

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

6.	Distribution Agreements

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

Effective August 1, 2003, the Company and ev3 International entered into an amended and restated sales representative agreement, which superceded a November 2001 agreement. Under the terms of both the November 2001 and August 2003 agreements, ev3 International provides product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where the Company has no existing third-party distributor for its products, and distributor management services in certain countries outside the U.S. and Canada where the Company has an existing third-party distributor for its products. Under the August 2003 agreement, ev3 International charges the Company a fee based on a fixed percentage of revenues the Company realizes from sales of products to end-user customers in territories in which ev3 International maintains sales representatives, and a fee based on a fixed percentage of sales to third party distributors with respect to whom ev3 International performs distributor management services. Such fees are recognized upon the sale of product to third party customers and are included in marketing and sales expense in the accompanying consolidated statements of operations. Under the November 2001 agreement, the Company had been reimbursing ev3 International for 105% of the costs of its sales force and a portion of ev3 International’s general and administrative expenses.

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

In connection with its acquisition of Dendron in 2002, the Company informed substantially all of Dendron’s distributors of the Company’s intent to terminate the related distribution agreements. In June 2004, the Company reached a settlement with one such distributor, resulting in a charge for termination expense amounting to $269,000. Included in other liabilities in the accompanying consolidated balance sheet is $276,000 representing the Company’s estimate of future such termination settlement costs.

7.	Enteric Medical Technologies, Inc.

On June 12, 2002, Boston Scientific Corporation and Enteric entered into a merger agreement under which Boston Scientific acquired all the outstanding common and preferred stock of Enteric Medical Technologies, Inc., of which the Company owned a minority equity interest. Pursuant to the terms of the merger agreement, each Enteric stockholder received a pro rata share of the consideration paid at the closing of the transaction, net of amounts set aside in escrow to provide for future indemnity claims, if any.

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

In May 2004, the Company received and recorded as income 50%, or $1.7 million, of amounts set aside in escrow as described above. Under the terms of the merger agreement, the Company will be entitled to receive 50% of the remaining escrowed amounts in May 2005, and the remainder in May 2006, provided that no claims are made against the amounts in escrow.

8.	Per Share Information

Net loss per share for all the periods presented in the accompanying consolidated statements of operations is calculated by dividing the net loss for the applicable period by the weighted average number of common shares issued and outstanding during the period. Potential common shares, represented by options to purchase shares of the Company’s common stock, have been excluded from the diluted per share calculations due to their anti-dilutive effect. Such excluded potential common shares, and the periods to which to they relate, are as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2003	2004	2003	2004
350,000	614,000	217,000	560,000

9.	Segment Information

Information with respect to net sales for the three and six months ended June 30, 2003 and 2004 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Product Segments
Embolic products	$1,700,000	$3,215,000	$3,615,000	$5,517,000
Neuro access and delivery products	3,042,000	5,072,000	5,539,000	9,672,000
Peripheral vascular and other products	820,000	815,000	1,581,000	1,487,000

Total net sales	$5,562,000	$9,102,000	$10,735,000	$16,676,000

Geographic Segments
United States	$1,753,000	$3,000,000	$3,607,000	$5,698,000
International	3,809,000	6,102,000	7,128,000	10,978,000

Total net sales	$5,562,000	$9,102,000	$10,735,000	$16,676,000

No customer accounted for 10% or more of total net sales for the three or six months ended June 30, 2003 or 2004.

No countries outside the United States accounted for 10% or more of total net sales for the three or six months ended June 30, 2003 or 2004.

At June 30, 2004, receivables from ev3 Inc. and its subsidiaries aggregated approximately $2.6 million. Of this amount, approximately $1.8 million represented amounts collected by ev3 International from third party customers on the Company’s behalf. In addition, included in accounts receivable at June 30, 2004 is approximately $6.7 million representing amounts due to the Company from third parties pursuant to sales transactions in which ev3 International acted as the Company’s sales representative, and will act as the collection agent on the Company’s behalf, in conformity with the Company’s August 2003 agreement with ev3 International described in Note 6.

10.	Contingencies

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

Included in accrued liabilities in the accompanying consolidated balance sheet is $719,000, which represents the Company’s estimate of losses it may incur in connection with the matters described above related to Dendron’s former EDC I product line. The Company has not established an accrual for the other matters described above because a loss is not determined to be probable.

The Company is involved in other litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse effect on the Company’s financial position or results of operations.

Under the terms of the stock purchase agreement entered into in connection with its acquisition of Dendron, the Company may be required to make additional payments, aggregating up to $15,000,000, which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in May 2004. A second additional payment of $3.75 million, which would be due in 2005, is contingent upon Dendron products achieving revenues of $5 million during 2004, and a final additional payment of $7.5 million is contingent upon Dendron products achieving annual revenues of $25 million in any year during the period between 2003 through 2008. Such final payment would be due in the year following the year of target achievement.

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

In the United States, the Company received FDA approval in 2001 to begin a pivotal clinical trial for the use of Onyx in treating brain aneurysms, the protocol for which was modified, with FDA approval, in July 2002. In November 2003, Onyx for the treatment of large and wide-neck brain aneurysms received designation from the FDA as a Humanitarian Use Device, or HUD. Concurrent with receiving the HUD designation, the Company suspended the pivotal clinical trial described above in order to focus its efforts on the related Humanitarian Device Exemption, or HDE, application process. The Company expects to submit the HDE application in the third quarter of 2004.

Also in 2001, the Company received FDA approval to begin a pivotal clinical trial for the use of Onyx in treating AVMs in the brain, and, in March 2003, the Company submitted a PMA application to the FDA for approval of this use of Onyx. In August 2003, an FDA advisory panel recommended approval of the PMA upon the Company’s satisfaction of certain conditions. The Company is currently working with the FDA in addressing such conditions, and expects the PMA to be approved in 2004.

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

Internationally, the Company’s embolic products are marketed and sold under an amended and restated sales representative agreement, executed in August 2003 with ev3 International, which superceded a November 2001 agreement. Under the terms of the August 2003 agreement, ev3 International provides product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where the Company has no existing third-party distributor for its products, and distributor management services in certain countries outside the U.S. and Canada where the Company has an existing third-party distributor for its products. Under the agreement, ev3 International charges the Company a fee based on a fixed percentage of revenues the Company realizes from sales of products to end-user customers in territories in which ev3 International maintains sales representatives, and a fee based on a fixed percentage of sales to third party distributors with respect to whom ev3 International performs distributor management services. Under the November 2001 agreement, the Company had been reimbursing ev3 International for 105% of the costs of its sales force and a portion of ev3 International’s general and administrative expenses.

In connection with the Company’s acquisition of Dendron in October 2002, the Company terminated the distribution agreements with substantially all of Dendron’s distributors, and transferred sales, marketing and distribution responsibilities for Dendron’s products to ev3 International in conformity with the terms of the August 2003 agreement described above.

The Company is a party to litigation in the United States and Europe regarding whether its Sapphire embolic coils and certain delivery catheters infringe patents held by others. The Company has received rulings unfavorable to it in Europe and has been enjoined from engaging in infringing activities with respect to these products in most European countries. The Company has appealed the unfavorable rulings. See Note 10 of “Notes to Unaudited Consolidated Financial Statements”; “Liquidity and Capital Resources”; and Part II, Item 1, “Legal Proceedings.”

In the first quarter of 2004, the Company commercially launched the Sapphire NXT family of embolic coils in Europe, which replaces the original Sapphire embolic coil product line.

There is no assurance that the Company will be successful in the appeal of the court rulings, that the Sapphire NXT product introduction in Europe will be successful or that the Sapphire NXT product line will not also be subject to legal challenge.

Neuro Access and Delivery Products

The Company’s neuro access and delivery products consist of guidewires, micro catheters and balloon systems, developed internally by the Company to access remote vessels in the brain primarily for the delivery of embolic products, including the Company’s Sapphire and Sapphire NXT coils, and Onyx. All of the Company’s neuro access and delivery products currently marketed have received CE Mark in Europe and 510(k) clearance in the United States. Such products are marketed, sold and distributed under the same agreements as the Company’s embolic products.

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

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2003 and 2004

The following table sets forth, for the three and six months ended June 30, 2003 and 2004, the Company’s results of operations expressed as dollar amounts and as percentages of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2004		2003		2004
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Net sales	$5,562,000	100%	$9,102,000	100%	$10,735,000	100%	$16,676,000	100%
Cost of sales	2,070,000	37%	3,593,000	39%	3,985,000	37%	6,981,000	42%

Gross margin	3,492,000	63%	5,509,000	61%	6,750,000	63%	9,695,000	58%

Costs and expenses:
Research and development	2,989,000	54%	2,016,000	22%	5,112,000	48%	4,239,000	25%
Clinical and regulatory	2,346,000	42%	1,501,000	16%	4,834,000	45%	3,116,000	19%
Marketing and sales	3,636,000	65%	3,433,000	38%	7,128,000	66%	6,474,000	39%
General and administrative	2,734,000	49%	4,086,000	45%	4,496,000	42%	7,534,000	45%
Distributor termination	—	—	269,000	3%	—	—	269,000	2%

Total costs and expenses	11,705,000	210%	11,305,000	124%	21,570,000	201%	21,632,000	130%

Loss from operations	(8,213,000)	-147%	(5,796,000)	-63%	(14,820,000)	-138%	(11,937,000)	-72%

Other income (expense):
Amortization of exchange feature of notes payable	—	—	—	—	—	—	(6,190,000)	-37%
Stock issuance expenses	(600,000)	-11%	—	—	(600,000)	-6%	—	—
Interest income (expense), net	75,000	1%	(16,000)	-0%	(10,000)	-0%	(79,000)	-1%
Gain on sale of investment	6,931,000	125%	1,728,000	19%	14,648,000	136%	1,728,000	11%
Foreign currency transaction loss	(60,000)	-1%	(42,000)	-1%	(126,000)	-1%	(5,000)	0%
Other	24,000	0%	3,000	0%	104,000	1%	20,000	0%

Total other income (expense)	6,370,000	114%	1,673,000	18%	14,016,000	130%	(4,526,000)	-27%

Loss before provision for income taxes	(1,843,000)	-33%	(4,123,000)	-45%	(804,000)	-7%	(16,463,000)	-99%
Provision for income taxes	—	—	—	—	2,000	0%	2,000	0%

Net loss	$(1,843,000)	-33%	$(4,123,000)	-45%	$(806,000)	-7%	$(16,465,000)	-99%

Following is information with respect to net sales for the three and six months ended June 30, 2003 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Product Segments
Embolic products	$1,700,000	$3,215,000	$3,615,000	$5,517,000
Neuro access and delivery products	3,042,000	5,072,000	5,539,000	9,672,000
Peripheral vascular and other products	820,000	815,000	1,581,000	1,487,000

Total net sales	$5,562,000	$9,102,000	$10,735,000	$16,676,000

Geographic Segments
United States	$1,753,000	$3,000,000	$3,607,000	$5,698,000
International	3,809,000	6,102,000	7,128,000	10,978,000

Total net sales	$5,562,000	$9,102,000	$10,735,000	$16,676,000

The increase in embolic product sales from the three and six months ended June 30, 2003 to 2004 is attributable primarily to volume increases in sales of the Sapphire family of embolic coils in international markets other than Europe and in the United States where sales of Sapphire embolic coils commenced in the second half of 2003, and to volume increases in sales of Onyx in international markets.

The increase in sales of neuro access products for the three and six months ended June 30, 2004, relative to 2003, is primarily attributable to volume increases in sales of neuro balloons, micro catheters, which includes the commencement of worldwide sales in 2004 of the Echelon micro catheter, and neuro guidewires.

Sales of peripheral vascular and other products for the three months ended June 30, 2004 were unchanged from the corresponding period of 2003. The decrease in sales of peripheral vascular and other products from the six months ended June 30, 2003 to 2004 is attributable to the execution of the April 2003 distribution agreement with ev3 Inc., described above. Under the terms of such agreement, ev3 Inc. purchases peripheral vascular products from the Company at a fixed percentage of the actual sales prices realized by ev3 Inc. from end-user customers. Prior to April 2003, the Company sold directly to the end-user customers and realized full retail sales pricing.

Cost of sales for the three and six months ended June 30, 2004 were $3.6 million and $7.0 million, respectively, as compared to $2.1 million and $4.0 million for the respective corresponding periods in 2003. These increases resulted from volume increases in sales of product as discussed above. As a percentage of sales, cost of sales increased to 39% and 42% for the three and six-month periods ended June 30, 2004, respectively, from 37% for each of the corresponding periods in 2003, due primarily to costs incurred in 2004 associated with the initiation of commercial manufacturing of the Sapphire NXT embolic coil product line in the Company’s German facility and of the Sapphire embolic coil product line in the United States. Although the Company experienced a sequential decrease in the adverse effects of such initiation costs from the first quarter to the second quarter of 2004, unanticipated manufacturing issues related to such products, and the initiation of new products, may adversely impact cost of sales in future periods.

Research and development expenses were $2.0 million and $4.2 million for the three and six-month periods ended June 30, 2004, respectively, as compared to $3.0 million and $5.1 million for the respective corresponding periods in 2003. The decreases were due primarily to relatively high expenditure levels that were incurred in the second quarter of 2003 related to projects in connection with the Sapphire family of embolic coils that were commercially launched in the U.S. in the third quarter of 2003. The Company believes that future research and development expenditures will increase from current levels as it pursues planned new product development.

Clinical and regulatory expenses decreased to $1.5 million and $3.1 million for the three and six-month periods ended June 30, 2004, respectively, from $2.3 million and $4.8 million during the respective corresponding periods in 2003. These decreases resulted primarily from costs incurred in connection with the Company’s Onyx clinical trial activity in the U.S. in 2003, which activity had been substantially reduced by the end of 2003. The Company believes that current expenditure levels will be maintained through the remainder of 2004.

Marketing and sales expenses were $3.4 million and $6.5 million during the three and six-month periods ended June 30, 2004, respectively, which reflect decreases from marketing and sales expenses of $3.6 million and $7.1 million for the corresponding respective periods of 2003. These decreases were primarily attributable to reduced costs incurred under of the Company’s revised sales representative agreement with ev3 International, which became effective August 1, 2003.

General and administrative expenses increased from $2.7 million and $4.5 million for the three and six-month periods ended June 30, 2003, respectively, to $4.1 million and $7.5 million in the respective corresponding periods of 2004. These increase are due primarily to increased legal expenses in connection with intellectual property litigation, which expenses amounted to $1.2 million and $1.7 million for the three and six months ended June 30, 2003, respectively, as compared to $2.5 million and $4.4 million during the respective corresponding periods in 2004. See Note 10 of “Notes to Unaudited Consolidated Financial Statements”; “Liquidity and Capital Resources”; and Part II, Item 1, “Legal Proceedings.”

In connection with its acquisition of Dendron in 2002, the Company informed substantially all of Dendron’s distributors of the Company’s intent to terminate the related distribution agreements. In June 2004, the Company reached a settlement with one such distributor, resulting in a charge for termination expense amounting to $269,000. Included in other liabilities in the accompanying consolidated balance sheet is $276,000 representing the Company’s estimate of future such termination settlement costs.

On December 17, 2003, the Company entered into a note purchase agreement under which it sold exchangeable promissory notes, in an aggregate principal amount of $17 million, which the Company exchanged for issuance of shares of its common stock, pursuant to exchange provisions in the note purchase agreement, in January 2004. Under generally accepted accounting principles, or GAAP, in the United States, the difference between the exchange price and the closing market price per share represents a beneficial conversion feature of the notes, which is reflected as a discount to the notes and amortized over the contractual life of the notes. On January 30, 2004, upon the exchange of the notes for the Company’s common stock, the Company expensed the remaining unamortized discount as of that date, amounting to approximately $6.2 million.

On June 25, 2004, the Company entered into a note purchase agreement under which it sold exchangeable promissory notes in an aggregate principal amount of $21 million. Similar to the notes issued under the December 2003 agreement described above, the notes issued under the June 2004 agreement contain a beneficial conversion feature amounting to $9.1 million. Accordingly, upon issuance of the notes on June 25, 2004, the Company recorded a discount to the notes of $9.1 million that will be amortized over the contractual life of the notes. The Company expects to complete the exchange of the notes for the Company’s common stock on August 18, 2004, at which date the Company would charge to expense the unamortized balance of the discount. Accordingly, the Company expects that the entire $9.1 million discount will be expensed during the third quarter of 2004.

In the second quarter of 2003, the Company incurred stock issuance expenses pursuant to the terms of the securities purchase agreement entered into on September 3, 2002 between the Company and Micro Investment LLC under which Micro Investment was the lead investor in a private placement of the Company’s common stock. The terms of the securities purchase agreement required the Company to prepare and file with the Securities and Exchange Commission, as soon as practicable after the closing of the final stage of the private placement, a registration statement for the purpose of registering under the Securities Act of 1933, all of the shares of the Company’s common stock that were sold in the private placement. The registration rights provisions further provided that, for each complete 30-day period subsequent to March 31, 2003, in which the registration statement had not been declared effective by the Securities and Exchange Commission, the investors in the private placement could demand, and the Company would be obligated to pay, liquidated damages in the amount of 2% of the aggregate purchase price paid for the shares of common stock in the first and second stages of the private placement. The registration statement was declared effective on May 9, 2003. Accordingly, the amount of liquidated damages payable was $600,000, which amount was accrued as a liability and expensed in the second quarter of 2003.

In June 2002, Boston Scientific Corporation and Enteric entered into a merger agreement under which Boston Scientific acquired all the outstanding common and preferred stock of Enteric Medical Technologies, Inc., of which the Company owned a minority equity interest. Pursuant to the terms of the merger agreement, each Enteric stockholder received a pro rata share of the consideration paid at the closing of the transaction, net of amounts set aside in escrow to provide for future indemnity claims, if any.

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

In May 2004, the Company received and recorded as income 50%, or $1.7 million, of amounts set aside in escrow as described above. Under the terms of the merger agreement, the Company will be entitled to receive 50% of the remaining escrowed amounts in May 2005, and the remainder in May 2006, provided that no claims are made against the amounts in escrow.

Impact of Foreign Currency Exchange Rates

The Company’s sales in Europe and certain countries outside Europe are either denominated in or determined by the local currency, primarily the Euro, of the Company’s customers. During the three and six months ended June 30, 2004, the U.S. dollar was lower in value against such currencies than during the corresponding periods in 2003. This reduction in value did not materially affect the year-over-year comparison of the Company’s net sales for the three months ended June 30, 2004 and 2003. The Company estimates that approximately $700,000 of the increase in total revenues from the six-months ended June 30, 2003 to the corresponding period in 2004 was attributable to fluctuation in currency exchange rates.

Liquidity and Capital Resources

Since inception, the Company’s costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of approximately $125 million at June 30, 2004. Consequently, the Company has historically financed its operations through debt and equity placements.

Of the amounts set aside in escrow under the terms of the Enteric merger agreement described above, the Company will be entitled to receive 50% of the remaining escrowed amounts, which the Company estimates to be approximately $850,000, in May 2005, and the remaining estimated $850,000 in May 2006, provided that no claims are made against the amounts in escrow.

Under the terms of the stock purchase agreement entered into in connection with its acquisition of Dendron, the Company may be required to make additional payments, aggregating up to $15,000,000, which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in May 2004. A second additional payment of $3.75 million, which would be due in 2005, is contingent upon Dendron products achieving revenues of $5 million during 2004, and a final additional payment of $7.5 million is contingent upon Dendron products achieving annual revenues of $25 million in any year during the period between 2003 through 2008. Such final payment would be due in the year following the year of target achievement.

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

On June 25, 2004, the Company entered into a note purchase agreement with certain accredited institutional investors under which it issued $21 million aggregate principal amount of unsecured exchangeable promissory notes. Holders of $15 million in aggregate principal amount of the notes are members of ev3 LLC. The Company expects to exchange the notes for 6,848,163 shares of its common stock on August 18, 2004. Based on such expectation, the Company, in a press release issued July 23, 2004 with respect to results of operations for the three and six months ended June 30, 2004, classified such notes as non-current liabilities. In conformity with U.S. generally accepted accounting principles, however, such notes have been classified as current liabilities in the accompanying consolidated balance sheet.

As of June 30, 2004, the Company had cash and cash equivalents of $21.0 million. Cash used in the Company’s operations during the six months ended June 30, 2004 was $13.1 million, reflecting primarily the loss from operations, increases in accounts receivable and inventories, and decreases in accounts payable, accrued expenses, and accrued salaries and benefits. The Company expects that operations will continue to consume cash through at least mid-2005. The increases in accounts receivable and inventories in 2004 are related, in part, to increases in sales volume during the period, and the Company expects such relationships to continue.

Cash used in investing activities during the six months ended June 30, 2004 was $2.9 million, which primarily reflects the Company’s remittance of the $3.75 million first contingent payment to the former Dendron shareholders, and additions to property and equipment and intellectual property, net of the receipt of $1.7 million of the amounts previously set aside in escrow in connection with the Enteric transaction. While continued investments will be made in property and equipment and intellectual property, the Company had no significant commitments as of June 30, 2004.

Cash provided by financing activities during the six months ended June 30, 2004 was $20.4 million, primarily consisting of the proceeds from the issuance of $21 million of exchangeable notes in June 2004. The Company has no committed future external sources of funds.

The Company believes that current cash balances and anticipated cash flows from planned operations will be sufficient to fund future operations through mid-2005, at which time the Company may not have achieved cash flow positive operations. The Company’s future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of research and development projects, competing technologies, market and regulatory developments and the future course of intellectual property litigation. See Note 10 of “Notes to Unaudited Consolidated Financial Statements;” “Results of Operations;” and Part II, Item 1, “Legal Proceedings.”

CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS

Some of the information included herein contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of, estimates made by and information currently available to, our management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including, without limitation, statements to the effect that Micro Therapeutics or our management “may,” “will,” “expects,” “anticipates,” “estimates,” “continues,” “plans,” “believes,” or “projects,” or statements concerning “potential” or “opportunity,” any variations thereof, comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. Our actual results may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impaired by risks including, but not limited to the following:

•	our ability to sufficiently fund our operations or achieve cash flow positive operations;

•	our ability to protect and defend our patents and proprietary technology;

•	our ability to successfully bring our products to market;

•	market acceptance of our products;

•	our ability to compete;

•	our dependence on third party suppliers and manufacturers;

•	our limited marketing and distribution experience;

•	the market opportunity for our products;

•	our ability to obtain and maintain required regulatory approvals; and

•	the ability of our customers to obtain third-party reimbursement for procedures involving our products.

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

We continue to incur negative cash flows from operations. Our operations to date have consumed substantial amounts of cash, and we expect this condition will continue through mid-2005. We can make no assurance that current cash balances and expected cash flows from operations will be sufficient to fund our operations beyond mid-2005. If adequate funds were not available to us, our business would be negatively impacted.

We depend on patents and proprietary technology to protect our intellectual property, our revenue base and our business. Our success will depend in part on our ability to:

•	obtain and maintain our patents;

•	preserve our trade secrets; and

•	operate without infringing the proprietary rights of others.

The patent position of a medical device company may involve complex legal and factual issues. Our issued patents cover technology underlying our neuro vascular products, such as our embolic products and micro catheters, and our peripheral vascular products, such as the thrombolytic brush. Issued patents may not provide us significant proprietary protection, pending patent applications may not be issued, and products incorporating the technology in issued patents or pending applications may not be free of challenge from competitors. It is possible that patents belonging to competitors will require us to alter our technology and products, pay licensing fees, or cease to market or develop our current or future technology and products. We also rely on trade secrets to protect our proprietary technology, and it is possible that others will independently develop or otherwise acquire equivalent technology or that we will be unable to maintain our technology as trade secrets. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S. If we fail to protect our intellectual property rights, there could be a negative impact on our business.

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

It is possible that other infringement, invalidity, right to use or ownership claims could be asserted against us with respect to our products. Although patent and intellectual property disputes in the medical device industry have often been settled through licensing or similar arrangements, these arrangements can be costly and the necessary licenses may not be available to us on satisfactory terms or at all under such circumstances. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business.

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

Micro Investment and its affiliates will be able to exercise voting control over us for the foreseeable future and will be able to elect the entire Board of Directors, set dividend policy and otherwise generally determine our management. Micro Investment, which itself owns approximately 50% of our outstanding common stock, appointed three of the seven members of our current Board of Directors, and so long as Micro Investment holds 30% of the outstanding shares of our common stock, Micro Investment is entitled to designate four of the members of our Board of Directors. This control by Micro Investment and its affiliates could prevent, or make more difficult, a sale of Micro Therapeutics that is not on terms acceptable to Micro Investment and its affiliates. In addition, this control would allow Micro Investment to prevent, or alternatively, to cause to occur, significant corporate transactions.

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

Our products may not be accepted by the market, which could harm our sales and revenues. Even if we are successful in developing safe and effective products that have received marketing clearance, our products may not gain market acceptance. In order for any of our products to be accepted, we must address the needs of potential customers. However, even if customers accept our products, this acceptance may not translate into sales. Additionally, our market share for our existing products may not grow, and our products that have yet to be introduced may not be accepted in the market.

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

We have entered into arrangements for the distribution of our products with an affiliate. In November 2001, and as restated in August 2003, we entered into an agreement with ev3 International, Inc. whereby ev3 International commenced providing, on January 1, 2002, product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where we have no existing third-party distributor for our products, and distributor management services in certain countries outside the U.S. and Canada where we have an existing third-party distributor for our products.

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

Our neurovascular sales force in the U.S., including field management and supporting personnel, is comprised of 12 individuals. There is competition for sales personnel experienced in interventional medical device sales, and we may not be able to successfully respond to this competition and attract, motivate and retain qualified sales personnel. We believe we will need to maintain our distribution arrangements or develop our own sales force. Our ability to market our products in certain areas may depend on strategic alliances with marketing partners. We may not be able to enter into agreements other than those with ev3 Inc. and its subsidiaries on acceptable terms or at all. Also, performance under such agreements may not result in development of our marketing capabilities and we may not be able to successfully develop a direct sales force.

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

We may need to expand our manufacturing capacity. It is likely that expansion of our manufacturing capacity will be necessary in the future. Development and commercialization requires additional money for facilities, tooling and equipment and for leasehold improvements. We expect that such expansion would be achieved through modified space utilization in our current leased facilities, improved efficiencies, automation and acquisition of additional tooling and equipment, however we may find it necessary to relocate all, or portions of, our leased facilities, which process is time consuming and expensive. We may not be able to obtain the required funds for expansion of our manufacturing capacity. Improved efficiencies might not result from such an expansion. Any delay or inability to expand our manufacturing capacity, including obtaining the commitment of necessary capital resources, could materially adversely affect our manufacturing ability.

Our dependence on single source suppliers puts us at risk of interruptions in our business. We purchase some components and services used in connection with our products from third parties. Our dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules. Delays in delivery or services or component shortages can cause delays in the shipment of our products. Our single-source components are generally acquired through purchase orders placed in the ordinary course of business, and we have no guaranteed supply arrangements with any of our single-source suppliers. Because of our reliance on these vendors, we may also be subject to increases in component costs. It is possible that we could experience quality control problems, supply shortages or price increases with respect to one or more of these components in the future. If we need to establish additional or replacement suppliers for some of these components, our access to the components might be delayed while we qualify such suppliers. Any quality control problems, interruptions in supply or component price increases with respect to one or more components could have a negative impact on our business.

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

We do not have supply agreements with all of our current contract manufacturers and we often utilize purchase orders, which are subject to acceptance by the supplier. An unanticipated loss of any of our contract manufacturers could cause delays in our ability to deliver our products while we identify and qualify a replacement manufacturer, which delays could negatively impact our revenues.

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

Stock prices are particularly volatile in some market sectors and our stock price could decrease. The stock market sometimes experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations can cause a decrease in the price of our common stock. Changes in the medical device industry generally may have a material adverse effect on the market price of our common stock. In addition, during a future quarterly period, our results of operations may fail to meet the expectations of stock market analysts and investors and, in such event, our stock price could materially decrease.

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

On June 25, 2004, the Company entered into a note purchase agreement with certain accredited institutional investors under which the Company issued $21 million aggregate principal amount of unsecured exchangeable promissory notes. Holders of $15 million in aggregate principal amount of the notes are members of ev3 LLC. On July 13, 2004, the Company filed a Definitive Proxy Statement with the Securities and Exchange Commission in connection with a special meeting of the Company’s stockholders on August 18, 2004, the purpose of which is to approve the issuance of shares of the Company’s common stock at a price of $3.10 per share in exchange for the aggregate principal amount of the notes and related accrued interest. Based on the foregoing, the Company would issue 6,848,163 shares of its common stock in the event the exchange is completed on that date. The note purchase agreement requires the Company to prepare and file with the Securities and Exchange Commission a registration statement under the Securities Act for the purposes of registering the resale of the shares of common stock issued upon exchange of the notes.

Exemption from the registration requirements of the Securities Act for the sale of the securities described above was claimed under Section 4(2) of the Securities Act, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide. No underwriting or broker’s commissions were paid in connection with the foregoing transactions.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on May 22, 2004, at which two proposals were presented and voted on.

Proposal One:	Each of the seven nominees to the Board of Directors was elected for a one-year term by the stockholders. The following directors were elected with the following voting results:

James Corbett (For, 37,247,869; Withheld, 244,644); Richard Emmitt (For, 37,227,161; Withheld, 265,352); Richard D. Randall (For, 37,474,493; Withheld, 18,020); Dale A. Spencer (For, 37,471,805; Withheld, 20,708); George Wallace (For, 37,437,120; Withheld, 55,393); Elizabeth Weatherman (For, 37,227,001; Withheld, 265,452); and Thomas Wilder (For, 37,441,906; Withheld, 50,607).

Proposal Two:

The amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares available for issuance thereunder to 650,000 shares. The voting results were: For, 31,022,959; Against, 49,321; Abstain, 286,045.

Proposal Three:	The appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2004 was ratified. The voting results were: For, 37,484,727; Against, 6,141; Abstain, 1,645.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

See Index To Exhibits on Page 23 of this Quarterly Report on Form 10-QSB.

(b) Reports on Form 8-K

On June 25, 2004, the Company filed a report on Form 8-K with respect to the Company’s completion of a private placement involving the sale of $21 million in aggregate principal value of Exchangeable Promissory Notes.

On May 4, 2004, the Company filed a Form 8-K with respect to the Company’s issuance of a press release and holding of a conference call with analysts and investors regarding the Company’s public reporting of its results of operations for the first fiscal quarter ended April 4, 2004. (The information in the foregoing report on Form 8-K, including all exhibits thereto, was furnished pursuant to Item 12 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference herein.)

No other reports on Form 8-K were filed, or required to be filed, by the Company during the quarterly period ended July 4, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO THERAPEUTICS, INC.

Date: August 13, 2004	By:	/s/ HAROLD A. HURWITZ
Harold A. Hurwitz Chief Financial Officer

Exhibit Index

Exhibit Number	Description
10.45	Note Purchase Agreement, dated June 25, 2004, among Micro Therapeutics and the investors named therein (Incorporated by reference to Exhibit 99.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 25, 2004)

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934.

32	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.