Form 10QSB
period 2004-10-03
MICRO THERAPEUTICS INC
filed 2004-11-17
CIK 311407

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 3, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at November 10, 2004
Common Stock, $.001 par value	48,357,226

Transitional small business disclosure format:    Yes  ☐    No  ☒

Page 1 of 23 Pages

Exhibit Index on Page 23

MICRO THERAPEUTICS, INC.

MICRO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEET

September 30, 2004

(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$15,520,000
Accounts receivable, net of allowance for doubtful accounts of $1,732,000	8,700,000
Inventories, net of allowance for obsolescence of $748,000	7,190,000
Prepaid expenses and other current assets	858,000

Total current assets	32,268,000
Property and equipment, net of accumulated depreciation of $5,688,000	2,965,000
Intangible assets, net of accumulated amortization of $5,110,000	8,439,000
Goodwill	20,983,000
Other assets	1,237,000

Total assets	$65,892,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,593,000
Accrued salaries and benefits	1,812,000
Accrued liabilities	3,503,000
Payable to sellers of Dendron GmbH	3,750,000
Deferred revenue and other liabilities	1,828,000

Total current liabilities	12,486,000

Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $0.001 par value, 70,000,000 shares authorized; 48,357,226 shares issued and outstanding	48,000
Additional paid-in capital	194,476,000
Accumulated deficit	(140,684,000)
Accumulated other comprehensive loss	(434,000)

Total stockholders’ equity	53,406,000

Total liabilities and stockholders’ equity	$65,892,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three and Nine Months Ended September 30, 2003 and 2004

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2004	2003	2004
Net sales	$5,208,000	$8,171,000	$15,943,000	$24,847,000
Cost of sales	2,033,000	3,144,000	6,018,000	10,125,000

Gross margin	3,175,000	5,027,000	9,925,000	14,722,000

Costs and expenses:
Research and development	2,541,000	2,281,000	7,653,000	6,520,000
Clinical and regulatory	1,529,000	1,326,000	6,364,000	4,442,000
Marketing and sales	2,905,000	3,479,000	10,032,000	10,222,000
General and administrative	2,489,000	3,638,000	6,985,000	10,903,000
Distribution termination	—	554,000	—	823,000

Total costs and expenses	9,464,000	11,278,000	31,034,000	32,910,000

Loss from operations	(6,289,000)	(6,251,000)	(21,109,000)	(18,188,000)

Other income (expense):
Amortization of exchange feature of notes payable	—	(9,148,000)	—	(15,338,000)
Stock issuance expenses	—	—	(600,000)	—
Interest income	9,000	78,000	90,000	136,000
Interest expense	—	(222,000)	(90,000)	(320,000)
Gain on sale of investment	—	—	14,647,000	1,728,000
Foreign currency transaction gain (loss)	(54,000)	33,000	(180,000)	28,000
Other income	9,000	57,000	113,000	36,000

Total other income (expense)	(36,000)	(9,202,000)	13,980,000	(13,730,000)

Loss before provision for income taxes	(6,325,000)	(15,453,000)	(7,129,000)	(31,918,000)
Provision for income taxes	—	—	2,000	2,000

Net loss	(6,325,000)	(15,453,000)	(7,131,000)	(31,920,000)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(20,000)	3,000	(161,000)	(7,000)

Total other comprehensive loss	(20,000)	3,000	(161,000)	(7,000)

Comprehensive loss	$(6,345,000)	$(15,450,000)	$(7,292,000)	$(31,927,000)

Per share information
Net loss available to common stockholders	$(6,325,000)	$(15,453,000)	$(7,131,000)	$(31,920,000)
Net loss per share (basic and diluted)	$(0.18)	$(0.34)	$(0.22)	$(0.76)
Shares used in computation of net loss per share (basic and diluted)	35,004,000	45,045,000	33,001,000	41,958,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2004

(Unaudited)

	2003	2004
Cash flows from operating activities:
Net loss	$(7,131,000)	$(31,920,000)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale of fixed assets	(2,000)	2,000
Amortization of exchange feature of notes payable	—	15,338,000
Non-cash interest expense	—	320,000
Depreciation and amortization	2,504,000	2,487,000
Gain on sale of investment	(14,647,000)	(1,728,000)
Non-cash compensation	280,000	243,000
Provision for doubtful accounts	405,000	708,000
Distribution termination expense	—	554,000
Provision for inventory obsolescence	259,000	633,000
Change in operating assets and liabilities:
Accounts receivable	(4,459,000)	(1,219,000)
Inventories	(2,736,000)	(3,118,000)
Prepaid expenses and other current assets	(264,000)	(226,000)
Accounts payable	(1,799,000)	(788,000)
Accrued salaries and benefits	971,000	(440,000)
Accrued liabilities	(1,663,000)	116,000
Deferred revenue and other liabilities	79,000	1,277,000

Net cash used in operating activities	(28,203,000)	(17,761,000)

Cash flows from investing activities:
Proceeds from sale of investment	14,647,000	1,728,000
Acquisition of Dendron, GmbH	(116,000)	(3,750,000)
Additions to property and equipment	(1,385,000)	(957,000)
Proceeds from sale of fixed assets	4,000	—
Additions to patents and licenses	(419,000)	(345,000)
Change in other assets	67,000	(2,000)

Net cash provided by (used in) investing activities	12,798,000	(3,326,000)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	98,000	178,000
Proceeds from exercise of stock options	527,000	39,000
Proceeds from issuance of note payable	4,000,000	21,008,000
Costs from issuance of notes payable and exchange of notes for common stock	—	(1,164,000)
Proceeds from issuance of common stock in private placements, net of costs	14,069,000	—

Net cash provided by financing activities	18,694,000	20,061,000

Effect of exchange rates on cash	(39,000)	(5,000)

Net increase (decrease) in cash and cash equivalents	3,250,000	(1,031,000)
Cash and cash equivalents at beginning of period	1,533,000	16,551,000

Cash and cash equivalents at end of period	$4,783,000	$15,520,000

Non-cash financing activities:
Offset of notes payable against investor participation in private placement of common stock	$7,000,000	—
Issuance of common stock for payment of stock issuance expenses	$589,000	—
Exchange of notes payable, net of discount, for issuance of common stock		$22,859,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Description

Micro Therapeutics, Inc., which was incorporated on June 11, 1993 in California and was reincorporated in Delaware in November 1996, develops, manufactures and markets minimally invasive medical devices for diagnosis and treatment of neuro and peripheral vascular diseases.

Liquidity and Capital Resources

The Company believes, based on current cash balances and anticipated cash flows from planned operations, it may require additional working capital during the next twelve months to fund future operations. The Company currently has no committed external sources of funds and anticipates seeking to raise such additional working capital through either a public or private debt or equity financing. There is no assurance that Micro Investment or its affiliates will continue to provide financing to the Company, that any financing transaction will be available at terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders. If the Company is not able to raise additional funds, it will be required to significantly curtail or cease its ongoing operations. The Company’s future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and the future course of intellectual property litigation as discussed in Note 10.

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

Reporting Periods

The Company’s fiscal quarters end on the Sunday nearest to the end of the related calendar quarter, except that the fourth fiscal quarter ends on December 31. Accordingly, the first three fiscal quarters in 2003 ended on March 30, June 29 and September 28. The corresponding fiscal quarters in 2004 ended on April 4, July 4, and October 3. For convenience, the first three fiscal quarters in both 2003 and 2004 are referred to in this report on Form 10-QSB as having ended on March 31, June 30 and September 30 of their respective years.

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

Amortization of intangibles based on patents issued and intangible assets acquired is estimated to be as follows:

Year Ending December 31,
2004	$2,274,000
2005	$2,217,000
2006	$2,183,000
2007	$1,624,000
2008	$32,000

3.	Stock-Based Compensation

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

Had compensation cost been determined on the fair value at the grant dates for awards under those plans consistent with the method promulgated by SFAS No. 123, the Company’s net loss and related per share amounts would have been as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2004	2003	2004
Net loss
As reported	$(6,325,000)	$(15,453,000)	$(7,131,000)	$(31,920,000)
Deduct: Total stock-based employee compensation expense	(63,000)	(210,000)	$(190,000)	$(629,000)

Pro forma	$(6,388,000)	$(15,663,000)	$(7,321,000)	$(32,549,000)

Net loss per share (basic and diluted)
As reported	$(0.18)	$(0.34)	$(0.22)	$(0.76)
Pro forma	$(0.18)	$(0.35)	$(0.22)	$(0.78)

4.	Inventories

Inventories at September 30, 2004 consist of the following:

Raw materials	$4,352,000
Finished goods	3,586,000

7,938,000
Reserve for obsolescence	(748,000)

$7,190,000

5.	Debt and Equity Financing Transactions

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

December 2003 Note Purchase Agreement

On December 4, 2003, the Company entered into a note purchase agreement with certain accredited institutional investors under which the Company issued $17 million aggregate principal amount of unsecured exchangeable promissory notes. The notes bore interest at a rate of 7% per annum. Holders of $13 million in aggregate principal amount of the notes were members of ev3 LLC, sole owner of Micro Investment. On January 30, 2004, the company’s stockholders approved an increase in the number of authorized shares of common stock from 45 million to 70 million, and approved the issuance of shares of the Company’s common stock in exchange for the aggregate principal amount of the notes and related accrued interest, at a price of $2.73 per share as set forth in the note purchase agreement, resulting in the issuance of 6,296,565 shares of the Company’s common stock in exchange for the cancellation of the notes.

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

June 2004 Note Purchase Agreement

On June 25, 2004, the Company entered into a note purchase agreement with certain accredited institutional investors under which the Company issued $21 million aggregate principal amount of unsecured exchangeable promissory notes. The notes bore interest at a rate of 7% per annum. Holders of $15 million in aggregate principal amount of the notes are members of ev3 LLC. On August 18, 2004, the Company’s stockholders approved the issuance of shares of the Company’s common stock in exchange for the aggregate principal amount of the notes and related accrued interest, at a price of $3.10 per share as set forth in the note purchase agreement, resulting in the issuance of 6,848,163 shares of the Company’s common stock in exchange for cancellation of the notes.

As described above, the notes included a beneficial conversion feature which was calculated as the difference between the exchange price of $3.10 per share and the closing market price of $4.45 per share on June 25, 2004, the date the note purchase agreement was executed, which amounted to $9.1 million. Such amount was recorded as a discount to the notes, and reflected as additional paid-in capital in the Company’s consolidated balance sheet. In August 2004, upon completion of the exchange of the notes for the Company’s common stock, the Company recognized amortization of the entire $9.1 million discount.

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

On June 2, 2003, the Company and ev3 Inc. entered into a distribution support services agreement under which ev3 Inc. performs inventory and administrative services with respect to certain finished goods inventory of the Company’s neuro vascular products. Under the terms of the agreement, the Company is charged a fee, included in marketing and sales expense in the accompanying consolidated statements of operations, based on a fixed percentage of gross end-customer sales realized by the Company from sales of such products.

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

In connection with its acquisition of Dendron in 2002, the Company informed substantially all of Dendron’s distributors of the Company’s intent to terminate the related distribution agreements. In June 2004, the Company reached a settlement with one such distributor, resulting in a charge for termination expense amounting to $269,000. Included in other liabilities in the accompanying consolidated balance sheet is $276,000 representing the Company’s estimate of future termination settlement costs.

In September 2004, the Company terminated its agreement with an international distributor of its products due to actions taken by the distributor that the Company asserts to be in breach of the agreement. The Company has initiated legal action to recover amounts due, however, it is not possible to predict the outcome of such legal action. Accordingly, in the quarter ended September 30, 2004, the Company provided a full reserve for accounts receivable from the distributor resulting in a charge of $554,000 to distributor termination expense.

7.	Enteric Medical Technologies, Inc.

On June 12, 2002, Boston Scientific Corporation and Enteric entered into a merger agreement under which Boston Scientific acquired all the outstanding stock of Enteric Medical Technologies, Inc., of which the Company owned a minority equity interest. Pursuant to the terms of the merger agreement, each Enteric stockholder received a pro rata share of the consideration paid at the closing of the transaction, net of amounts set aside in escrow to provide for future indemnity claims, if any.

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

Three Months Ended September 30,		Nine Months Ended September 30,
2003	2004	2003	2004
745,000	511,000	423,000	529,000

9.	Segment Information

Information with respect to net sales for the three and nine months ended September 30, 2003 and 2004 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Product Segments
Embolic products	$1,715,000	$2,905,000	$5,330,000	$8,422,000
Neuro access and delivery products	2,889,000	4,651,000	8,428,000	14,269,000
Peripheral vascular and other products	604,000	615,000	2,185,000	2,156,000

Total net sales	$5,208,000	$8,171,000	$15,943,000	$24,847,000

Geographic Segments
United States	$1,863,000	$3,076,000	$5,470,000	$8,772,000
International	3,345,000	5,095,000	10,473,000	16,075,000

Total net sales	$5,208,000	$8,171,000	$15,943,000	$24,847,000

No customer accounted for 10% or more of total net sales for the three or nine months ended September 30, 2003 or 2004.

For the three months ended September 30, 2004, sales to customers in Germany accounted for 12% of total net sales. No other countries outside the United States accounted for 10% or more of total net sales for such period, and no countries outside the United States accounted for 10% or more of total sales for the nine months ended September 30, 2004, or for the three or nine months ended September 30, 2003.

At September 30, 2004, receivables from ev3 Inc. and its subsidiaries aggregated approximately $2.8 million. Of this amount, approximately $1.9 million represented amounts collected by ev3 International from third party customers on the Company’s behalf. In addition, included in accounts receivable at September 30, 2004 is approximately $5.6 million representing amounts due to the Company from third parties pursuant to sales transactions in which ev3 International acted as the Company’s sales representative, and will act as the collection agent on the Company’s behalf, in conformity with the Company’s August 2003 agreement with ev3 International described in Note 6.

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

Under the terms of the stock purchase agreement entered into in connection with its acquisition of Dendron, the Company may be required to make additional payments, aggregating up to $15,000,000, which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in May 2004. Based on product revenues for the nine months ended September 30, 2004, the Company believes it is probable that the $5 million revenue target for 2004 will be met, in which case the Company would be required to pay an additional $3.75 million to the former Dendron stockholders in the first half of 2005. Accordingly, such amount has been included in accrued liabilities in the accompanying consolidated balance sheet. A final additional payment of $7.5 million is contingent upon Dendron products achieving annual revenues of $25 million in any year during the period between 2003 through 2008. Such final payment would be due in the year following the year of target achievement.

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

Embolic Products

The Company’s embolic products consist primarily of Onyx, a proprietary embolic material developed internally by the Company, and the Sapphire, NXT and Topaz families of embolic coils.

In the United States, the Company received FDA approval in 2001 to begin a pivotal clinical trial for the use of Onyx in treating brain aneurysms, the protocol for which was modified, with FDA approval, in July 2002. In November 2003, Onyx for the treatment of large and wide-neck brain aneurysms received designation from the FDA as a Humanitarian Use Device, or HUD. Concurrent with receiving the HUD designation, the Company suspended the pivotal clinical trial described above in order to focus its efforts on the related Humanitarian Device Exemption, or HDE, application process. The Company expects to submit the HDE application in 2005.

Also in 2001, the Company received FDA approval to begin a pivotal clinical trial for the use of Onyx in treating AVMs in the brain, and, in March 2003, the Company submitted a PMA application to the FDA for approval of this use of Onyx. In August 2003, an FDA advisory panel recommended approval of the PMA upon the Company’s satisfaction of certain conditions. The Company is currently working with the FDA in addressing such conditions, and expects the PMA to be approved in either late 2004 or early 2005.

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

The Company is a party to litigation in the United States and Europe regarding whether its Sapphire embolic coils and certain delivery catheters infringe patents held by others. The Company has received rulings unfavorable to it in Europe and has been enjoined from engaging in infringing activities with respect to these products in most European countries. The Company has appealed the unfavorable rulings. See Note 10 of “Notes to Unaudited Consolidated Financial Statements.”

In the first quarter of 2004, the Company commercially launched the NXT family of embolic coils in Europe, which replaces the Sapphire embolic coil product line in that geographic market.

There is no assurance that the Company will be successful in the appeal of the court rulings described above, that the NXT product introduction in Europe will be successful or that the NXT product line will not also be subject to legal challenge.

Neuro Access and Delivery Products

The Company’s neuro access and delivery products consist of guidewires, micro catheters and balloon systems, developed internally by the Company to access remote vessels in the brain primarily for the delivery of embolic products, including the Company’s Sapphire and NXT coils, and Onyx. All of the Company’s neuro access and delivery products currently marketed have received CE Mark in Europe and 510(k) clearance in the United States. Such products are marketed, sold and distributed under the same agreements as the Company’s embolic products.

Peripheral Vascular Products

The Company’s peripheral vascular products consist of interventional catheters, micro catheters, infusion wires and a mechanical brush for the delivery of thrombolytic agents for the dissolution of blood clots. Effective January 1, 2003, the Company entered into a distribution support services agreement with ev3 Inc., under which ev3 provided warehousing for the Company’s peripheral blood clot therapy products, which currently comprise nearly all of the Company’s peripheral vascular product segment sales, and charged the Company a fee at a fixed percentage of the Company’s sales of such products. In April 2003, the Company and ev3 Inc. entered into a distribution agreement, which superseded the January 2003 distribution support services agreement. Under the terms of the April 2003 agreement, ev3 Inc. purchases peripheral vascular products from the Company at a fixed percentage of the actual sales prices realized by ev3 Inc. from end-user customers.

The Company markets its peripheral vascular products internationally principally under the terms of the August 2003 agreement with ev3 International described above.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2003 and 2004

The following table sets forth, for the three and nine months ended September 30, 2003 and 2004, the Company’s results of operations expressed as dollar amounts and as percentages of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2004		2003		2004
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$5,208,000	100.0%	$8,171,000	100.0%	$15,943,000	100.0%	$24,847,000	100.0%
Cost of sales	2,033,000	39.0%	3,144,000	38.5%	6,018,000	37.7%	10,125,000	40.7%

Gross margin	3,175,000	61.0%	5,027,000	61.5%	9,925,000	62.3%	14,722,000	59.3%

Costs and expenses:
Research and development	2,541,000	48.8%	2,281,000	27.9%	7,653,000	48.0%	6,520,000	26.2%
Clinical and regulatory	1,529,000	29.4%	1,326,000	16.2%	6,364,000	39.9%	4,442,000	17.9%
Marketing and sales	2,905,000	55.8%	3,479,000	42.6%	10,032,000	62.9%	10,222,000	41.1%
General and administrative	2,489,000	47.8%	3,638,000	44.5%	6,985,000	43.8%	10,903,000	43.9%
Distributor termination	—	—	554,000	6.8%	—	—	823,000	3.3%

Total costs and expenses	9,464,000	181.7%	11,278,000	138.0%	31,034,000	194.7%	32,910,000	132.5%

Loss from operations	(6,289,000)	-120.8%	(6,251,000)	-76.5%	(21,109,000)	-132.4%	(18,188,000)	-73.2%

Other income (expense):
Amortization of exchange feature of notes payable	—	—	(9,148,000)	-112.0%	—	—	(15,338,000)	-61.7%
Stock issuance expenses	—	0.0%	—	—	(600,000)	-3.8%	—	—
Interest income, net	9,000	0.2%	(144,000)	-1.8%	—	0.0%	(184,000)	-0.7%
Gain on sale of investment	—	0.0%	—	0.0%	14,647,000	91.9%	1,728,000	7.0%
Foreign currency transaction gain (loss)	(54,000)	-1.0%	33,000	0.4%	(180,000)	-1.1%	28,000	0.1%
Other	9,000	0.2%	57,000	0.7%	113,000	0.7%	36,000	0.1%

Total other income (expense)	(36,000)	-0.7%	(9,202,000)	-112.6%	13,980,000	87.7%	(13,730,000)	-55.3%

Loss before provision for income taxes	(6,325,000)	-121.4%	(15,453,000)	-189.1%	(7,129,000)	-44.7%	(31,918,000)	-128.5%
Provision for income taxes	—	—	—	—	2,000	0.0%	2,000	0.0%

Net loss	$(6,325,000)	-121.4%	$(15,453,000)	-189.1%	$(7,131,000)	-44.7%	$(31,920,000)	-128.5%

Following is information with respect to net sales for the three and nine months ended September 30, 2003 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Product Segments
Embolic products	$1,715,000	$2,905,000	$5,330,000	$8,422,000
Neuro access and delivery products	2,889,000	4,651,000	8,428,000	14,269,000
Peripheral vascular and other products	604,000	615,000	2,185,000	2,156,000

Total net sales	$5,208,000	$8,171,000	$15,943,000	$24,847,000

Geographic Segments
United States	$1,863,000	$3,076,000	$5,470,000	$8,772,000
International	3,345,000	5,095,000	10,473,000	16,075,000

Total net sales	$5,208,000	$8,171,000	$15,943,000	$24,847,000

The increases in embolic product sales from the three and nine months ended September 30, 2003 to 2004 is attributable primarily to volume increases in sales of the Sapphire family of embolic coils in the United States and in international markets other than Europe, and to volume increases in sales of Onyx in such international markets.

The increases in sales of neuro access products for the three and nine months ended September 30, 2004, relative to 2003, is primarily attributable to worldwide volume increases in sales of neuro balloons, micro catheters and neuro guidewires.

Sales of peripheral vascular and other products for the three and nine months ended September 30, 2004 were at approximately the same amounts as for the corresponding periods of 2003.

Cost of sales for the three and nine months ended September 30, 2004 were $3.1 million and $10.1 million, respectively, as compared to $2.0 million and $6.0 million for the respective corresponding periods in 2003. These increases resulted primarily from volume increases in sales of product as discussed above. As a percentage of sales, cost of sales for the three-month period ended September 30, 2004 was 38.5%, relatively unchanged from 39.0% for the corresponding period of 2003. For the nine-month period ended September 30, 2004, cost of sales increased to 40.7% from 37.7% for the corresponding period in 2003, due primarily to costs incurred in the first half of 2004 associated with the initiation of commercial manufacturing of the NXT embolic coil product line in the Company’s German facility and of the Sapphire embolic coil product line in the United States.

Research and development expenses were $2.3 million and $6.5 million for the three and nine-month periods ended September 30, 2004, respectively, as compared to $2.5 million and $7.7 million for the respective corresponding periods in 2003. The decreases were due primarily to relatively high expenditure levels that were incurred in 2003 related to projects in connection with the Sapphire and NXT families of embolic coils.

Clinical and regulatory expenses decreased to $1.3 million and $4.4 million for the three and nine-month periods ended September 30, 2004, respectively, from $1.5 million and $6.4 million during the respective corresponding periods in 2003. These decreases resulted primarily from costs incurred in connection with the Company’s Onyx clinical trial activity in the U.S. in 2003, which activity had been substantially reduced by the end of 2003.

Marketing and sales expenses were $3.5 million and $10.2 million during the three and nine-month periods ended September 30, 2004, respectively, which reflect increases from marketing and sales expenses of $2.9 million and $10.0 million for the corresponding respective periods of 2003. These increases were primarily attributable to distribution costs that vary positively with increases in sales, net of reduced costs incurred under of the Company’s revised sales representative agreement with ev3 International, which became effective August 1, 2003.

General and administrative expenses increased from $2.5 million and $7.0 million for the three and nine-month periods ended September 30, 2003, respectively, to $3.6 million and $10.9 million in the respective corresponding periods of 2004. These increase are due primarily to increased legal expenses in connection with intellectual property litigation, which expenses amounted to $0.9 million and $2.7 million for the three and nine months ended September 30, 2003, respectively, as compared to $1.6 million and $6.1 million during the respective corresponding periods in 2004. See Note 10 of “Notes to Unaudited Consolidated Financial Statements.”

In September 2004, the Company terminated its agreement with an international distributor of its products due to actions taken by the distributor that the Company asserts to be in breach of the agreement. The Company has initiated legal action to recover amounts due, however, it is not possible to predict the outcome of such legal action. Accordingly, in the quarter ended September 30, 2004, the Company provided a full reserve for accounts receivable from the distributor resulting in a charge of $554,000 to distributor termination expense.

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

On December 4, 2003, the Company entered into a note purchase agreement under which it sold exchangeable promissory notes, in an aggregate principal amount of $17 million, which the Company exchanged for issuance of shares of its common stock, pursuant to exchange provisions in the note purchase agreement, in January 2004. Under generally accepted accounting principles, or GAAP, in the United States, the difference between the exchange price and the closing market price per share represents a beneficial conversion feature of the notes, which is reflected as a discount to the notes and amortized over the contractual life of the notes. On January 30, 2004, upon the exchange of the notes for the Company’s common stock, the Company expensed the remaining unamortized discount as of that date, amounting to approximately $6.2 million.

On June 25, 2004, the Company entered into a note purchase agreement under which it sold exchangeable promissory notes in an aggregate principal amount of $21 million. Similar to the notes issued under the December 2003 agreement described above, the notes issued under the June 2004 agreement contain a beneficial conversion feature amounting to $9.1 million. Accordingly, upon issuance of the notes on June 25, 2004, the Company recorded a discount to the notes of $9.1 million, and, upon exchange of the notes for the Company’s common stock on August 18, 2004, the Company expensed the entire $9.1 unamortized discount.

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

Impact of Foreign Currency Exchange Rates

The Company’s sales in Europe and certain countries outside Europe are either denominated in or determined by the local currency, primarily the Euro, of the Company’s customers. During the three and nine months ended September 30, 2004, the U.S. dollar was lower in value against such currencies than during the corresponding periods in 2003. The Company estimates that approximately $250,000 and $900,000 of the respective increases in total revenues from the three and nine months ended September 30, 2003 to the corresponding period in 2004 were attributable to fluctuation in currency exchange rates.

Liquidity and Capital Resources

Since inception, the Company’s costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of approximately $141 million at September 30, 2004. Consequently, the Company has historically financed its operations through debt and equity placements. In late 2003 and 2004, the Company completed two private placements of exchangeable promissory notes resulting in aggregate proceeds to the Company of $38 million, of which $28 million resulted from sales of notes to members of ev3 LLC. The exchangeable promissory notes were subsequently exchanged for an aggregate of 13,144,728 shares of the Company’s common stock.

In addition to generating cash from operation, the Company will be entitled to receive 50% of the remaining escrowed amounts under the terms of the Enteric merger agreement described above, which the Company estimates to be approximately $850,000, in May 2005, and the remaining estimated $850,000 in May 2006, provided that no claims are made against the amounts in escrow.

As of September 30, 2004, the Company had cash and cash equivalents of $15.5 million. Cash used in the Company’s operations during the nine months ended September 30, 2004 was $17.8 million, reflecting primarily the loss from operations, increases in accounts receivable and inventories, and decreases in accounts payable, and accrued salaries and benefits. The Company expects that operations will continue to consume cash into at least the second half of 2005. The increases in accounts receivable and inventories in 2004 are related, in part, to increases in sales volume during the period, and the Company expects such relationships to continue.

Cash used in investing activities during the nine months ended September 30, 2004 was $3.3 million, which primarily reflects the increase in goodwill resulting from the accrual of the $3.75 million second contingent payment to the former Dendron shareholders, discussed further below, and the expenditure of approximately $1.3 million for additions to property and equipment and intellectual property, net of the receipt of $1.7 million of the amounts previously set aside in escrow in connection with the Enteric transaction. While continued investments will be made in property and equipment and intellectual property, the Company had no significant commitments as of September 30, 2004.

Cash provided by financing activities during the nine months ended September 30, 2004 was $20.1 million, primarily consisting of the proceeds from the issuance of $21 million of exchangeable notes in June 2004.

Under the terms of the stock purchase agreement entered into in connection with its acquisition of Dendron, the Company may be required to make additional payments, aggregating up to $15,000,000, which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in May 2004. Based on product revenues for the nine months ended September 30, 2004, the Company believes it is probable that the $5 million revenue target for 2004 will be met, in which case the Company would be required to pay an additional $3.75 million to the former Dendron stockholders in the first half of 2005. Accordingly, such amount has been included in accrued liabilities in the accompanying consolidated balance sheet. A final additional payment of $7.5 million is contingent upon Dendron products achieving annual revenues of $25 million in any year during the period between 2003 through 2008. Such final payment would be due in the year following the year of target achievement.

The Company believes that current cash balances and anticipated cash flows from planned operations will be sufficient to fund future operations into mid-2005, at which time the Company may not have achieved cash flow positive operations. The Company currently has no committed external sources of funds and anticipates seeking to raise such additional working capital through either a public or private debt or equity financing. There is no assurance that Micro Investment or its affiliates will continue to provide financing to the Company, that any financing transaction will be available at terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders. If the Company is not able to raise additional funds, it will be required to significantly curtail or cease its ongoing operations.

The Company’s future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and the future course of intellectual property litigation. See Notes 1 and 10 of “Notes to Unaudited Consolidated Financial Statements;” and “Results of Operations.”

CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS

Some of the information included herein contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of, estimates made by and information currently available to, our management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including, without limitation, statements to the effect that Micro Therapeutics or our management “may,” “will,” “expects,” “anticipates,” “estimates,” “continues,” “plans,” “believes,” or “projects,” or statements concerning “potential” or “opportunity,” any variations thereof, comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. Our actual results may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impaired by risks including, but not limited to the following:

•	our ability to sufficiently fund our operations or achieve cash flow positive operations;

•	our ability to protect and defend our patents and proprietary technology;

•	our ability to successfully bring our products to market;

•	our ability to successfully develop new products;

•	market acceptance of our products;

•	our ability to compete;

•	our dependence on third party suppliers and manufacturers;

•	our limited marketing and distribution experience;

•	the market opportunity for our products;

•	our ability to obtain and maintain required regulatory approvals; and

•	the ability of our customers to obtain third-party reimbursement for procedures involving our products.

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

We continue to incur negative cash flows from operations. Our operations to date have consumed substantial amounts of cash, and we expect this condition will continue into at least the second half of 2005. Our current cash balances and expected cash flows from operations may not be be sufficient to fund our operations beyond mid-2005. If adequate funds were not available to us, our business would be negatively impacted.

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

If we cannot obtain approval from governmental agencies we will be unable to sell our products in some countries. The process of obtaining FDA and other required regulatory clearances is lengthy, expensive and uncertain. We may not receive regulatory clearance for some of our products or, if regulatory clearance is granted, it may include significant limitations on the indicated uses for which a product may be marketed.

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

We face intense competition from many large companies, which may reduce the demand for our products. The medical technology industry is intensely competitive. Our products compete with other medical devices, surgical procedures and pharmaceutical products. A number of the companies in the medical technology industry, including manufacturers of neuro vascular and peripheral vascular products, have substantially greater capital resources, larger customer bases, broader product lines, greater marketing and management resources, larger research and development staffs and larger facilities than ours. These competitors have developed and may continue to develop products that are competitive with ours. They may develop and market technologies and products that are more readily accepted than ours. Their products could make our technology and products obsolete or noncompetitive. Although we believe that our products may offer certain advantages over our competitors’ currently marketed products, companies entering the market early often obtain and maintain significant market share relative to those entering the market later. While we believe we have designed our products to be cost effective and more efficient than competing technologies, we might not be able to provide better methods or products at comparable or lower costs.

We also compete with other manufacturers of medical devices for clinical sites to conduct human trials. If we are not able to locate such clinical sites on a timely basis, it could hamper our ability to conduct trials of our products, which may be necessary to obtain required regulatory clearance or approval.

We rely heavily on affiliated third parties for the distribution of our products. ev3 Inc. or its subsidiaries distribute most of our products outside the United States and our peripheral blood clot therapy product in the United States. The ev3 entities, which are affiliated with the Company as described elsewhere herein, may not be successful in performing their obligations under their agreements with us. If the ev3 entities are not successful, we may not be able to enter into substitute agreements on acceptable terms or at all in order to continue selling our products. Alternatively, we may not be able to attract, motivate and retain qualified sales personnel in a timely enough manner to continue selling our products. Accordingly, if the ev3 entities are not successful in distributing our products, our revenues could be negatively impacted.

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

Our revenues could be diminished if we cannot obtain third party reimbursement for sales of our products. We believe that health care providers will be able to obtain reimbursement for our products based on reimbursement policies for embolization procedures currently in effect. However, these reimbursement policies may not be applied by healthcare payors in all markets to procedures in which our products are used, or, even if currently applicable, may be changed in the future. Changes in reimbursement policies of governmental (both domestic and international) or private healthcare payors could negatively impact our business to the extent any such changes affect reimbursement for procedures in which our products are used.

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

Our international operations subject us to additional business risks, such as business interruption, increased costs and currency exchange rate fluctuations, and may cause our profitability to decline. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, fluctuating exchange rates, difficulties in staffing and managing foreign sales and support operations, additional working capital requirements, customs, duties, tariff regulations, export license requirements, political and economic instability, potentially limited intellectual property protection and difficulties with distributors. In addition, sales and distribution of our products outside the United States are subject to extensive foreign government regulation. In addition, generally we sell products in local currency, which subjects us to currency exchange risks.

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

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	the timing of regulatory approvals and clearances;

•	the rate at which the Company and third-party distributors, as applicable, establish their domestic and international sales and distribution networks;

•	our levels of expenses, in particular with respect to intellectual property litigation;

•	the progress of clinical trials and the introduction of competitive products for diagnosis and treatment of neuro and peripheral vascular disease;

•	the level of orders within a given quarter and preceding quarters;

•	the timing of product shipments within a given quarter;

•	our timing in introducing new products;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers;

•	the availability and cost of key components used to manufacture our products;

•	termination of supply or distribution contracts for our products;

•	our ability to manufacture a sufficient quantity of our products to meet customer demand; and

•	fluctuations in foreign currency exchange rates.

Due to these and other factors, we believe that quarter-to-quarter comparisons of results from operations, or any other similar period-to-period comparisons, should not be construed as reliable indicators of our future performance. In any quarterly period, our results may be below the expectations of market analysts and investors, which would likely cause the trading price of our common stock to decrease.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to litigation in the United States, the United Kingdom, the Netherlands and Germany involving embolic coils developed by the Company’s wholly owned subsidiary, Dendron GmbH, and whether such coils infringe certain patents of the University of California licensed to Boston Scientific Corp. In addition, the Company is involved in other litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse effect on the Company’s financial position or results of operations. During the period from July 5, 2004 to the date of this Quarterly Report no material developments occurred in such litigation.

For more information regarding such litigation see Note 10 of “Notes to Unaudited Consolidated Financial Statements” included elsewhere herein, the Company’s Annual Report of Form 10-KSB for the year ended December 31, 2003, and the Company’s Quarterly Reports on Forms 10-QSB for the periods ended April 4, 2004 and July 4, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2004, the Company entered into a note purchase agreement with certain accredited institutional investors under which the Company issued $21 million aggregate principal amount of unsecured exchangeable promissory notes. Holders of $15 million in aggregate principal amount of the notes are members of ev3 LLC. On July 13, 2004, the Company filed a Definitive Proxy Statement with the Securities and Exchange Commission in connection with a special meeting of the Company’s stockholders which was held on August 18, 2004 for the purpose of approving the issuance of shares of the Company’s common stock at a price of $3.10 per share in exchange for the aggregate principal amount of the notes and related accrued interest. After receiving such stockholder approval, the Company issued 6,848,163 shares of its common stock in exchange for the cancellation of the notes. As required by the note purchase agreement, the Company filed with the Securities and Exchange Commission a registration statement under the Securities Act for the purposes of registering the resale of the shares of common stock issued upon exchange of the notes. The Securities and Exchange Commission declared such registration statement effective on August 25, 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on August 18, 2004, at which one proposal was presented and voted on.

The issuance of shares of the Company’s common stock upon exchange of the exchangeable promissory notes sold by the Company in a private placement on June 25, 2004 was approved. The voting results were: For, 33,968,938; Against or Abstain, 138,422.

Item 6. Exhibits

See Index To Exhibits on Page 23 of this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO THERAPEUTICS, INC.

Date: November 17, 2004	By:	/S/ HAROLD A. HURWITZ
Harold A. Hurwitz Chief Financial Officer

Exhibit Index

Exhibit Number	Description
10.45	Letter of Employment effective July 23, 2004 by and between Micro Therapeutics and William Dippel

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934.

32	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.