Form 10KSB
period 2004-12-31
MICRO THERAPEUTICS INC
filed 2005-03-31
CIK 311407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Issuer’s revenues for its most recent fiscal year were $35,725,000

As of March 23, 2005, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates, computed by reference to the price at which common equity was sold on such date, was approximately $55,529,000.

48,427,305 shares of Common Stock were outstanding at March 23, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Information required under Items 9, 10, 11, 12 and 14 of Part III hereof is incorporated by reference to portions of the registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held May 26, 2005.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Index to Exhibits is on page 38.

Some of the information included in this Annual Report on Form 10-KSB contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of, estimates made by and information currently available to, our management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including, without limitation, statements to the effect that Micro Therapeutics or our management “may,” “will,” “expects,” “anticipates,” “estimates,” “continues,” “plans,” “believes,” or “projects,” or statements concerning “potential” or “opportunity,” any variations thereof, comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. Our actual results may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impaired by risks including, but not limited to the following:

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

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Micro Therapeutics, Inc. (the “Company,” “MTI,” “we” or “our”) was incorporated in California in 1993 and reincorporated in Delaware in 1996. The Company manufactures and markets minimally invasive medical devices for the diagnosis and treatment of vascular disease.

The Company is focused on catheter-based, or endovascular, technologies for the minimally invasive treatment of neurovascular disorders of the brain associated with stroke. The Company currently markets over 40 products. The Company’s customers consist primarily of neuro-radiologists and neurosurgeons.

The Company’s current products and products under development for the neurovascular market are focused on treating disorders such as aneurysms and arterial-venous malformations, or AVMs. The current portfolio consists of Sapphire, NXT and Tetris embolic coils, all of which are targeted to treat brain aneurysms; Onyx® Liquid Embolic, a proprietary material that is targeted to treat both brain aneurysms and AVMs; and a range of access and delivery products that include microcatheters, balloon systems and guidewires which allow access to small, remote blood vessels.

The Company also offers products in the peripheral vascular market, designed for less invasive treatment of blood clots. These include: (i) a broad offering of infusion catheters, microcatheters and infusion wires; and (ii) a mechanical thrombolytic device, the Castaneda Over-The-Wire Brush™, designed for rapid interventional clot disruption and dissolution through mechanical mixing of a thrombolytic drug with the clot.

Background

Neurovascular Disease

Neurovascular products are used to treat vascular disease and disorders in the brain, including aneurysms and AVMs. The leading complication of neurovascular disease is stroke. The World Health Organization estimates that there are approximately 15 million cases of stroke per year on a worldwide basis. Five million of these people die from the stroke and an additional five million are left with a permanent disability. The Company estimates that the worldwide market for devices used to treat neurovascular disease was over $400 million in 2004.

According to the American Stroke Association, there are approximately 700,000 strokes annually in the United States. This makes stroke the third leading cause of death and the leading cause of long-term disability. Strokes consist of either blockages (ischemic stroke) or ruptures (hemorrhagic stroke) of vessels within or leading to the brain. Acute ischemic stroke affects approximately 616,000 patients annually while hemorrhagic stroke is a less common disorder, affecting approximately 84,000 patients per year in the United States. While the treatment of acute ischemic stroke is a significant clinical need and market opportunity, endovascular techniques currently are focused primarily on the treatment and prevention of hemorrhagic stroke. Two causes of hemorrhagic stroke are ruptures of cerebral aneurysms and AVMs.

An aneurysm is a balloon-shaped structure, which forms at a weak point in a vessel wall and fills with blood. Aneurysms typically grow over time and, due to pressure placed on the wall of the aneurysm, are prone to rupture. Ruptured aneurysms typically result in death due to massive intracranial bleeding. While an estimated 19,000 hemorrhagic stroke deaths in the United States in 2004 were caused by ruptured cerebral aneurysms, autopsy studies have suggested that unruptured aneurysms may occur in approximately 3% to 6% of the general population over the age of 30 in the United States. The Company believes that with the development of new diagnostic and interventional technologies, the pool of patients that may benefit from intervention will continue to expand to include increasing numbers of those with unruptured aneurysms discovered in conjunction with other examinations.

In an AVM, the flow of blood between arteries and veins, which normally occurs through very small capillary vessels, is shortcut by the development of a network of larger vessels connecting the arteries and veins directly. The higher blood pressure flowing directly to the veins makes these vessels highly prone to rupture. The Company estimates that approximately 16,000 AVM cases were diagnosed worldwide in 2004.

Driven by rapid advances in device technology and results from the International Subarachnoid Aneurysm Trial, the results of which were published in The Lancet in October 2002, the treatment of both aneurysms and AVMs has been shifting from open surgical techniques to minimally invasive, endovascular techniques. While this market transition has been more rapid in geographies outside of the United States, the Company estimates that approximately 40% of aneurysm interventions in the United States now are performed using endovascular techniques.

The primary endovascular procedure for treating both aneurysms and AVMs uses a repair technique called embolization, the objective of which is to induce blood clot, or thrombus, in the diseased vasculature. The purpose of the thrombus is to limit blood flow through the diseased vascular anatomy, thereby reducing blood pressure to a ruptured area or the likelihood of rupture in an unruptured area. The endovascular embolization of cerebral aneurysms usually involves the deployment of small coils composed of metal or a combination of metal and polymer. The endovascular embolization of AVMs usually involves the deployment of a liquid polymer or very small polymer particles.

The following table summarizes some of the Company’s neurovascular product offerings, their key features and current markets in which they are distributed:

Category	Product	Key Features	U.S. Launch	Current Markets (1)
Embolic coils	Sapphire	Platinum-iridium coil	2004	Canada/Distributor Territories
	NXT	Improved coil detachment	2004	U.S./Canada/Europe/ Distributor Territories
	Tetris	Framing coil with Nitinol	2005	U.S./Europe/Distributor Territories

Liquid embolics	Onyx AVM	Controlled delivery	Planned	Europe/Canada/ Distributor Territories
	Onyx Aneurysm	Targets large/complex aneurysms	Planned	Europe/Canada/ Distributor Territories

Microcatheters	Echelon	Nitinol-based	2004	Worldwide
	Pre-shaped Echelon	Extension of Echelon catheter family	2005	U.S./Europe/Canada/ Distributor Territories
	UltraFlow	Flow-directed	2002	Worldwide
	Marathon	Nitinol-based flow-directed catheter	2005	U.S./Europe/Canada/ Distributor Territories

Occlusion balloon systems	HyperForm	Highly compliant balloon	2002	Worldwide
	HyperGlide	Highly compliant balloon	2002	Worldwide

Guidewires	Mirage	Distal navigability	2002	Worldwide

The following table summarizes some the Company’s neurovascular products currently in development, their key features and markets targeted for distribution:

Category	Product	Key Features	Targeted Markets
Embolic coils	NXT	Improved coil detachment	Japan
	Tetris	Framing coil with Nitinol	Canada/Japan
	ICE Project	Surface-modified coil	Worldwide
	Sapphire	Platinum-iridium coil	Japan
	3G	Third-generation coil	Worldwide

Liquid embolics	Onyx AVM	Controlled delivery	U.S./Japan
	Onyx Aneurysm	Targets large/complex aneurysms	U.S. (HDE)

Microcatheters	Marathon Pre-shaped Echelon	Nitinol-based flow-directed microcatheter Extension of Echelon catheter family	Japan Japan

Neuro stents	Solo	Retrievable, detachable Nitinol stent	Worldwide

(1)	Europe excludes the Eastern Europe markets. Distributor Territories indicates the Asia Pacific (excluding Japan), Eastern Europe, Middle East and Latin America markets.

Embolic Products

The Company’s embolic coils and liquid embolics are designed for controlled embolization of vascular malformations such as aneurysms and AVMs. They are delivered in a minimally invasive, or interventional, procedure in which neuro access products, consisting of microcatheters, balloon systems and guidewires, are inserted through an incision made in the femoral artery in the thigh and maneuvered through the vascular system to small blood vessels in the brain.

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

Embolic Coils

The Company estimates that embolic coils represent the largest category of products in the neurovascular device market and are used in approximately 50,000 procedures worldwide on an annual basis. Embolic coils are used in virtually all endovascular treatments of aneurysms and a small number of AVMs. The Company’s embolic coil products are delivered using a combination of its minimally invasive guidewires, microcatheters and balloons. During an aneurysm procedure, small coils attached to a wire are passed through a delivery catheter and into the aneurysm space. The coil is then detached from the delivery wire, the wire is removed and the next coil is advanced through the catheter. This process is repeated until approximately 35-45% of the volume of the aneurysm is filled with coils.

Sapphire and NXT Embolic Coils.    The Sapphire coil family was launched in Europe in December 2002 and, in July 2003, the Company received FDA 510(k) clearance to initiate United States commercialization. The Company replaced the Sapphire coil with the launch of its NXT embolic coils in Europe in early 2004 The Company commenced commercialization in the United States in December 2004. The NXT and Sapphire coils are sold in a broad range of shapes and configurations. A key feature of the NXT and Sapphire lines is the incorporation of Nitinol into the design of many of the coils. Nitinol is a highly flexible metal with shape retention and fatigue resistance properties. The Company believes this use of Nitinol technology provides greater structural and geometric integrity to its coils, potentially leading to better outcomes for our physician customers. Additionally, the NXT line features improved coil detachment performance.

Tetris Framing Coils.    Tetris, the Company’s new framing coil for aneurysms, was introduced in the first quarter of 2005. A framing coil is routinely used to create a basket within the aneurysm, into which additional coils are inserted. The Tetris has three unique geometric configurations to better conform to an aneurysm’s size. This coil also incorporates the Company’s Nitinol technology for added support and shape retention.

The Company anticipates that it will expand its line of neurovascular embolic coils, including enhancements to the NXT line of coils and the development of ICE, a new surface-modified coil. The Company’s third generation coil, 3G, is in development, and includes a new detachment system. In addition, the Company intends to introduce the Sapphire coil into the Japanese market.

Liquid Embolics

The Company estimates that liquid embolics are used in approximately 16,000 worldwide neurovascular procedures annually, including the majority of AVMs and some aneurysm procedures. The most widely used embolization technique for AVMs is the injection of acrylic-based glue, one brand of which was cleared by the

U.S. Food and Drug Administration, or FDA, for marketing in the United States in late 2000. However, glues have multiple drawbacks, such as lack of controlled delivery and extreme adhesion to all surfaces, including that of the delivery catheter. Glue solidifies upon contact with blood, which reduces physician control during filling. In addition, a glue injection necessitates very rapid withdrawal of the delivery catheter in order to avoid having the delivery catheter permanently glued in place.

Onyx Liquid Embolic.    Onyx is the Company’s proprietary biocompatible copolymer which is delivered, in liquid form, through proprietary microcatheters to blood vessels in the brain, where it fills a vascular defect and transforms into a solid polymer cast. Onyx offers a unique form, fill and seal approach to the interventional treatment of aneurysms and AVMs associated with hemorrhagic stroke. Because Onyx is non-adhesive, and solidifies over a few minutes’ time, the injection and filling of the vascular defect can take place in a very controlled manner. When the vascular defect is completely filled with the Onyx polymer cast, the delivery catheter is removed.

The Company currently markets Onyx in Europe, Canada, and in the Asia Pacific (excluding Japan) and Latin America regions for the treatment of both AVMs and cerebral aneurysms. In the United States, the Company completed enrollment in its clinical trial for Onyx to treat AVMs and received FDA panel recommendation for approval in August 2003. Final FDA approval is expected during 2005. In November 2003, the Company received a Humanitarian Use Device designation from the FDA for the use of Onyx to treat large and wide-necked aneurysms. The Company believes that this was a significant development in the process of seeking a Humanitarian Device Exemption, which is a necessary step toward commercialization in the United States.

Neuro Access and Delivery Products

The Company has lines of products that are intended to allow access to, and treatment in, difficult-to-reach anatomical locations, such as the remote, or distal, vessels in the brain, or challenging vascular structures, such as bifurcation or terminal aneurysms, which involve more than one blood vessel in the brain. These product lines include families of microcatheters, balloon systems and guidewires, certain models of which are, or will be, delivery components for Onyx and others of which are intended for delivery of coils or general interventional therapies and neuro stents. In addition to their use with our embolic coils and liquid embolics, some of these products are compatible with, and are often used with, competitors’ products.

Microcatheters

Echelon and Pre-shaped Echelon Microcatheters.    The Company’s most recently introduced microcatheter is the Echelon. Using a unique blend of materials and construction, the Echelon provides what the Company believes is the largest inner channel in its class while still enabling the physician to access difficult anatomy and deliver a wide range of coils. The pre-shaped Echelon catheters represent a key line extension for the Company’s Echelon family of products, and offer improved navigation, deliverability and stability. The pre-shaped Echelon catheters were introduced in the United States and Europe in the first quarter of 2005.

UltraFlow and Marathon Flow-Directed Microcatheters.    Launched in 2002, the UltraFlow Flow-Directed Microcatheter is uniquely designed to enable access to distal locations and to allow super-selective vessel positioning. The Marathon is an improved flow-directed microcatheter that contains both a Nitinol braid and a stainless steel helical wire, which improves navigability while retaining pushability and tip softness. The Company believes that both the UltraFlow and Marathon microcatheters provide excellent trackability over a wire when such application is desired. The Marathon is approved in the United States Europe, and Canada, and the Company commenced commercialization of Marathon in the first quarter of 2005.

Occlusion Balloon Systems

HyperForm and HyperGlide Occlusion Balloon Systems.    The Company’s HyperForm and HyperGlide Occlusion Balloon Systems are highly flexible balloons designed for use in blood vessels where temporary occlusion is desired. They are useful in controlling blood flow, and are capable of accessing small diameter vessels and vessels that have many twists and turns. Accordingly, they may be used to control blood flow to remote sites to allow for embolization treatment of vascular abnormalities such as aneurysms.

Guidewires

Mirage Hydrophilic Guidewire.    The Company’s portfolio of neurovascular guidewires includes the Mirage Hydrophilic Guidewire. This guidewire is designed for precise torque control and is compatible with several sizes of flow-directed and over-the-wire microcatheters. It assists the physician in microcatheter navigation and remote vessel access while providing a flexible and shapeable tip.

Neuro Stents

Stenting is of increasing importance in the neurovascular market, and includes applications in intracranial stenotic disease as well as parent vessel remodeling and coil retention in aneurysmal disease. The Company is developing the Solo platform, a self-expanding Nitonol stent that is fully retrievable and detachable, which allows for more precise placement. The Solo has optimized radial force for aneurysm neck coverage and coil retention.

Peripheral Blood Clot Therapy Products

The Company offers a range of microcatheters and infusion wires capable of efficient delivery of thrombolytic agents for the dissolution of blood clots. Its current offering of Cragg-McNamara Valved Infusion Catheters and ProStream Infusion Wires represents advanced technology in thrombolytic therapy for three peripheral vascular market subsegments: hemodialysis access grafts, arteries and veins.

The Castañeda Over-The-Wire Brush is designed for rapid interventional clot disruption and dissolution through mechanical mixing of a thrombolytic drug with the blood clot.

Sales and Marketing

The Company’s practice is to establish and maintain relationships with key neuroradiologists and neurosurgeons, who are the primary users of the Company’s products. To achieve such relationships, the Company maintains a direct sales force in the United States, which consists of approximately 17 sales professionals. The Company markets and sells its neurovascular product portfolio in Europe, Japan, Canada and the Asia Pacific and Latin America regions through a series of agreements with ev3 Endovascular Inc., formerly known as ev3 Inc., and certain of its subsidiaries. As of February 1, 2005, ev3 Endovascular had 18 international sales representatives dedicated to selling the Company’s neurovascular products in Europe, and an additional 26 sales representatives in Europe and Japan who sell other ev3 Endovascular products as well as our neurovascular products. Under these agreements, the ev3 Endovascular entities also provide various administrative support services for its sales activities, including inventory management, accounting, invoicing and product promotion.

Of the seven members of the Company’s Board of Directors, four members, James M. Corbett, Dale A. Spencer, Richard B. Emmitt and Elizabeth H. Weatherman, directly or indirectly hold equity interests in ev3 LLC, sole owner of ev3 Endovascular and Micro Investment, LLC. Micro Investment LLC, together with its affiliates, owns approximately 70% of the Company’s outstanding common stock. In addition, James M. Corbett, Chairman of the Company’s Board of Directors, is the President and Chief Executive Officer of ev3 LLC and ev3 Endovascular; the remaining three individuals are directors of ev3 Endovascular.

Research and Development

The Company’s research efforts are directed towards development of products that expand the therapeutic alternatives available to interventional neuroradiologists and neurosurgeons for treatment of vascular disease. In particular, the Company believes that its family of embolic coil products and Onyx has utility for a variety of procedures in the vascular system, including embolization of brain aneurysms and AVMs. The Company spent $8.3 million in 2004 and $9.5 million in 2003 for research and development activities.

The Company’s research and development staff consists of approximately 18 full-time engineers and technicians, all of whom have substantial experience in medical device development. The Company’s product development process incorporates teams organized around each of the Company’s core technologies or product groups, with each team having representatives from marketing, regulatory and clinical affairs, manufacturing and finance. Consultants are utilized where additional specialized expertise is required.

Manufacturing

The Company manufactures its proprietary products in a controlled environment setting at its facilities in Irvine, California. The Company has implemented quality control systems as part of its manufacturing process, which complies with U.S. Quality System Regulations, or QSR, requirements. The Company’s facility has also been inspected by the FDA and the California Department of Health Services, and is registered with the State of California to manufacture its medical devices. Until December 2004, the Company also manufactured components for its embolic coils in Bochum, Germany, which facility was registered with appropriate competent authorities allowing it to manufacture products for sale in the European Union. The Company consolidated the operations of the German facility into its Irvine, California facility in December 2004. The Company believes it is in compliance with FDA QSR for medical devices, with ISO 9001 and EN 13485 quality standards and applicable medical device directives promulgated by the European Union, and with ISO 9001 and EN 13485, which facilitates entry of the Company’s products into Canada.

The European Union has promulgated rules requiring that medical products receive the right to affix the CE Mark, an international symbol of adherence to quality assurance standards. ISO 9001 and EN 13485 certification is one of the CE Mark certification requirements. In order to obtain the right to affix the CE Mark to its products, the Company needs to obtain certification that its processes meet the ISO 9001 and EN 13485 quality standards and applicable medical device directives promulgated by the European Union. The Company has obtained certification with respect to its neuro access and delivery products, embolic coils, and certain applications of Onyx and therefore, has the right to affix the CE Mark to such products.

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

Competition

The medical device industry is characterized by rapidly evolving technologies and significant competition. The Company expects competition in the neurovascular and peripheral blood clot therapy markets to increase substantially. The Company believes interventional procedures with products like its own are less costly than highly invasive surgical procedures and may ultimately replace these procedures in certain applications. In certain cases, the Company’s products may be used in conjunction with traditional surgical techniques.

The Company competes primarily with other producers of embolic material and devices, and catheter and wire based products for interventional treatment of neurovascular disease. These competitors include the Target Therapeutics division of Boston Scientific Corporation, Cordis, Inc., a subsidiary of Johnson & Johnson, Cook, Inc., Micrus Corporation, MicroVention, Inc., Terumo Medical Corporation, and Balt Extrusion. In peripheral blood clot therapy applications, the Company competes with Arrow International, Inc., MediTech and Target Therapeutics, divisions of Boston Scientific Corporation, Cook, Inc., and AngioDynamics Inc. Many of these companies have significantly greater financial, manufacturing, marketing, distribution and technical resources, name recognition and experience than the Company.

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

As of March 24, 2005, the Company held approximately 92 issued U.S. and foreign patents, and has approximately 176 U.S. and foreign patent applications pending. The Company’s issued patents cover technology underlying its neurovascular products, such as its embolic products and microcatheters, and peripheral vascular products, such as the thrombolytic brush. The expiration dates of these patents range from 2007 to 2024. The pending claims cover additional aspects of the Company’s neurovascular and peripheral vascular product lines.

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

The Company has received 510(k) clearances related to certain therapeutic indications for Sapphire and NXT Embolic Coils, microcatheters, guidewires, balloons and peripheral vascular blood clot therapy products, which cover more than 35 products offered for market.

Before the Company can commercially market Onyx in the U.S. as a device it has been, and will be, required to submit PMA applications to the FDA, supported by an IDE. In March 2001, the Company received FDA approval to begin a pivotal clinical trial in the United States for the use of Onyx in treating brain aneurysms, the protocol for which was modified, with FDA approval, in July 2002. In December 2003, Onyx for the treatment of large and wide-neck brain aneurysms received designation from the FDA as an HUD. In order to market a HUD in the U.S., the Company must first submit to the FDA and obtain approval for an HDE. An HDE application is similar to a PMA application. The Company intends to submit an HDE application to the FDA during 2005, however, there is no assurance that the FDA will approve this application. Concurrent with receiving the HUD designation, the Company suspended the pivotal clinical trial described above in order to focus its efforts on the HDE application process.

In March 2003, the Company submitted a PMA application to the FDA for approval of Onyx for the treatment of AVMs. In August 2003, an advisory panel of the FDA voted to recommend, with conditions, to the FDA such approval. The Company is working with the FDA in addressing the conditions recommended by the panel, and expects to receive approval in 2005. There is no assurance, however, that the FDA will follow the panel’s recommendation or that the Company will be able to comply with such conditions.

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

The Company or its distributors have received registrations and approvals to market Onyx for the treatment of cerebral aneurysms and AVMs and certain peripheral applications, the Sapphire and NXT Embolic Coils for treatment of cerebral aneurysms and AVMs, and its neuro access and delivery products and peripheral vascular blood clot therapy products in most parts of Europe, Canada,, Latin America, New Zealand and Australia.

The European Union has promulgated rules that require that medical products receive the right to affix the CE Mark, an international symbol of adherence to quality assurance standards. ISO 9001 and EN 13485 certification is one of the CE Mark certification requirements. In order to obtain the right to affix the CE Mark to its products, the Company needs to obtain certification that its processes meet the ISO 9001 and EN 13485 quality standards and applicable medical device directives promulgated by the European Union. The Company has obtained such certification with respect to some applications of Onyx, the Sapphire and NXT Embolic Coils, peripheral vascular blood clot therapy products, and access and delivery products and, thus, the Company currently has the right to affix the CE Mark to such products. In addition, the Company has obtained ISO and EN 13485 certification which facilitates entry of the Company’s products into Canada.

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

The Company’s success will depend upon, among other things, its customers’ ability to obtain satisfactory reimbursement from healthcare payors for its products. Reimbursement in the United States for the Company’s embolic coils, neuro access and delivery products and peripheral blood clot therapy products is currently available under existing procedure codes from most third-party payors, including most major private health care insurance plans, Medicare and Medicaid. The Company believes that procedures using Onyx may be reimbursed in the United States under existing procedure codes should Onyx receive FDA clearance or approval, of which there is no assurance.

Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that govern reimbursement for new devices and procedures. In many markets, there are private insurance systems as well as government-managed systems. Obtaining reimbursement approvals can require 12 to 18 months or longer. The Company’s currently marketed applications of Onyx, embolic coils, peripheral blood clot therapy products, and access and delivery products have been approved for reimbursement in countries in which the Company markets such products.

Regardless of the type of reimbursement system, the Company believes physician advocacy of its products will be required to obtain reimbursement.

Additional Factors That May Affect Our Business And Future Results

We continue to incur negative cash flows from operations.

Our operations to date have consumed substantial amounts of cash, and we expect this condition will continue into at least the fourth quarter of 2005. We expect that our current cash balances and expected cash flows from operations, augmented by the proceeds of an asset-based bank loan, the terms of which are under negotiation, will be sufficient to fund our operations for the next twelve months, at which time we believe we will have achieved cash flow positive operations. In addition, we have received a letter of support from Warburg, Pincus Equity Partners, L.P., or Warburg Pincus, who owns or controls the majority portion of our outstanding common stock, in which Warburg Pincus has committed to contribute up to $5 million of working capital subject to certain limitations. However, positive cash flow from operations may not be achieved in the expected time frame, the bank loan may not be completed either on acceptable terms or at all, and the funding from Warburg Pincus may be on terms that are dilutive to existing stockholders. Our ability to achieve cash flow positive operations will be influenced by many factors, including the extent and duration of our future operating losses, the level and timing of future sales and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and the future course of intellectual property litigation.

If we are not able to achieve positive cash flow from operations in the time frame we expect, complete the bank loan or obtain sufficient funds from Warburg Pincus, we may have to raise additional working capital through either a public or private debt or equity financing. However, an additional financing may not be available on acceptable terms or at all. If we raise additional funds by issuing equity securities, further dilution to our existing stockholders could result. If adequate funds were not available to us, our business would be negatively impacted.

If we fail to protect our intellectual property rights, our ability to operate our business may be materially harmed.

We depend on a combination of patents, trademarks, trade secrets and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology, our revenue base and our business. Our success will depend in part on our ability to:

•	obtain patents for new technologies and maintain our existing patents;

•	preserve our trade secrets; and

•	operate without infringing the proprietary rights of others.

The patent position of a medical device company often involves complex legal and factual issues. Our issued patents cover technology underlying our neuro vascular products, such as our embolic products and micro catheters, and our peripheral vascular products, such as the thrombolytic brush. Issued patents may not provide us significant proprietary protection, pending patent applications may not be issued, and products incorporating the technology in issued patents or pending applications may not be free of challenge from competitors. It is possible that patents belonging to competitors will require us to alter our technology and products, pay licensing fees, or cease to market or develop our current or future technology and products. We also rely on trade secrets to protect our proprietary technology, and it is possible that others will independently develop or otherwise acquire equivalent technology or that we will be unable to maintain our technology as trade secrets. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S. If we fail to adequately protect our intellectual property rights, there would be a negative impact on our business.

We may be involved in claims alleging infringement of intellectual property rights, which could be costly and time consuming.

There has been extensive litigation in the medical device industry regarding alleged infringement of patents and other intellectual property rights. Prior to our acquisition of Dendron, it became involved in litigation in Europe involving patents covering certain of its products, which litigation is still active. Concurrent with our acquisition of Dendron, we initiated a series of legal actions in Europe and the U.K. with the primary purpose of asserting both invalidity and non-infringement by us of certain patents held by others with respect to detachable coils and certain delivery systems. In addition, the patent holders against whom we initiated the actions in Europe and the U.K. have initiated legal actions against us in the United States that allege infringement by us of certain patents held by them. See Part I, Item 3, “Legal Proceedings” for a more detailed description of the legal actions. It is possible that other infringement, invalidity, right to use or ownership claims could be asserted against us with respect to our products.

Claims involving alleged infringement of intellectual property rights are often time-consuming and costly and may divert management’s attention away from other operational matters. Although patent and intellectual property disputes in the medical device industry have often been settled through licensing or similar arrangements, these arrangements can be costly and the necessary licenses may not be available to us on satisfactory terms or at all under such circumstances. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business.

One of our stockholders and its affiliates hold a majority of our common stock, which enables this affiliated group to control our Board of Directors and cause or prevent significant transactions.

One of our stockholders, Micro Investment, LLC, a Delaware limited liability company, and members of ev3 LLC, a Delaware limited liability company and sole owner of Micro Investment, and their affiliates beneficially own an aggregate of approximately 70% of our outstanding common stock. In addition, four members of our Board of Directors, James Corbett, Dale A. Spencer, Richard B. Emmitt and Elizabeth H. Weatherman, directly or indirectly hold equity interests in ev3 LLC. Ms. Weatherman, is a general partner of Warburg, Pincus & Co., the sole general partner of Warburg Pincus, which, together with three affiliated entities, owns a majority interest in ev3 LLC.

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

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	the timing of regulatory approvals and clearances;

•	the rate at which we and third-party distributors, as applicable, establish their domestic and international sales and distribution networks;

•	our levels of expenses, in particular with respect to intellectual property litigation;

•	the progress of clinical trials and the introduction of competitive products for diagnosis and treatment of neuro and peripheral vascular disease;

•	the level of orders within a given quarter and preceding quarters;

•	the timing of product shipments within a given quarter;

•	our timing in introducing new products;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers;

•	the availability and cost of key components used to manufacture our products;

•	termination of supply or distribution contracts for our products;

•	the need to incur or record significant non-cash charges or write down the carrying value of intangible assets;

•	our ability to manufacture a sufficient quantity of our products to meet customer demand; and

•	fluctuations in foreign currency exchange rates.

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

We are required to obtain FDA approval prior to marketing our products in the United States and foreign regulatory approval prior to marketing our products internationally. The process of obtaining required FDA and foreign regulatory approvals is lengthy, expensive and uncertain. We may not receive regulatory clearance for some of our products or, if regulatory clearance is granted, it may include significant limitations on the indicated uses for which a product may be marketed.

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

Even if we are successful in developing safe and effective products that have received marketing clearance from government regulatory authorities, our products may not gain market acceptance. In order for any of our products to be accepted, we must successfully identify and address the needs of potential customers. However, even if we are successful in getting customers to accept our products, this acceptance may not translate into sales, which could negatively impact our results of operations.

New products and technologies in the market could create additional competition, which may reduce the demand for our products.

The markets in which we compete involve rapidly changing technologies and new product introductions and enhancements. We must enhance and expand the utility of our products, and develop and introduce innovative new products that gain market acceptance. New technologies, products or drug therapies developed by others could reduce the demand for our products. We may encounter technical problems in connection with our own product development that could delay introduction of new products or product enhancements. While we maintain research and development programs to continually improve our product offerings, which include adding interventional devices, our efforts may not be successful, and other companies could develop and commercialize products based on new technologies that are superior to our products either in performance or cost-effectiveness. If we are not able to effectively compete with new products or technologies, our business would be harmed.

We face intense competition from many large companies, which may reduce the demand for our products.

The medical technology industry is intensely competitive. Our products compete with other medical devices, surgical procedures and pharmaceutical products. A number of the companies in the medical technology industry, including manufacturers of neuro vascular and peripheral vascular products, have substantially greater capital resources, larger customer bases, broader product lines, greater marketing and management resources, larger research and development staffs and larger facilities than ours. These competitors have developed and may continue to develop products that are competitive with ours. They may develop and market technologies and products that are more readily accepted than ours. Their products could make our technology and products obsolete or noncompetitive. Although we believe that our products may offer certain advantages over our competitors’ currently marketed products, companies entering the market early often obtain and maintain significant market share relative to those entering the market later. While we believe we have designed our products to be cost effective and more efficient than competing technologies, we might not be able to provide better methods or products at comparable or lower costs, which would negatively impact the demand for our existing products.

We also compete with other manufacturers of medical devices for clinical sites to conduct human trials. If we are not able to locate such clinical sites on a timely basis, it could hamper our ability to conduct trials of our products, which may be necessary to obtain required regulatory clearance or approval.

We rely heavily on affiliated third parties for the distribution of our products.

ev3 Endovascular or its subsidiaries distribute most of our products outside the United States and our peripheral blood clot therapy products in the United States. The ev3 Endovascular entities, which are affiliated with us as described elsewhere herein, may not be successful in performing their obligations under their agreements with us. If the ev3 Endovascular entities are not successful, we may not be able to enter into substitute agreements on acceptable terms, or at all, in order to continue selling our products. Alternatively, we may not be able to attract, motivate and retain qualified sales personnel in a timely enough manner to continue selling our products. Accordingly, if the ev3 Endovascular entities are not successful in distributing our products, our revenues could be negatively impacted.

We are exposed to product liability claims that could have a negative effect on our business.

The nature of our business exposes us to risk from product liability claims. We currently maintain product liability insurance for our products, with limits of $30 million per occurrence and an annual aggregate maximum of $30 million. However, our insurance may not be adequate to cover existing and future product liability claims. Additionally, we may not be able to maintain adequate product liability insurance at acceptable rates. Any litigation involving product liability claims could result in the payment of financial judgments by us, may impair the reputation and marketability of our products and may divert management’s attention from other matters, all of which may have a negative effect on our business.

If our manufacturing facility does not have sufficient capacity, the production of our products may be delayed.

It is likely that expansion of our manufacturing capacity will be necessary in the future. Development and commercialization requires additional money for facilities, tooling and equipment, regulatory approvals and for leasehold improvements. We expect that such expansion would be achieved through modified space utilization in our current leased facilities, improved efficiencies, automation and acquisition of additional tooling and equipment, however we may find it necessary to relocate all, or portions of, our leased facilities, which process is time consuming and expensive. We may not have, or be able to obtain, the required funds to expand our manufacturing capacity if, or when, necessary. Improved efficiencies might not result from such an expansion. Any delay or inability to expand our manufacturing capacity, including obtaining the commitment of necessary capital resources, could materially adversely affect our manufacturing capability.

Our dependence on single source suppliers puts us at risk of interruptions in our business.

We purchase some components and services used in connection with our products from third parties. Our dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules. Delays in delivery or services or component shortages could cause delays in the shipment of our products. Our single-source components are generally acquired through purchase orders placed in the ordinary course of business, and we have no guaranteed supply arrangements with any of our single-source suppliers. Because of our reliance on these vendors, we may also be subject to increases in component costs. It is possible that we could experience quality control problems, supply shortages or price increases with respect to one or more of these components in the future. If we need to establish additional or replacement suppliers for some of these components, our access to the components might be delayed while we qualify such suppliers. Any quality control problems, interruptions in supply or component price increases with respect to one or more components could have a negative impact on our business.

We rely on independent contract manufacturers to produce some of our products and components.

Our reliance on independent contract manufacturers to manufacture some of our products involves several risks, including:

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

We depend upon the contributions, experience and expertise of certain members of our management team. The competition for top management as well as for skilled sales, product development and technical personnel in the medical device industry is intense and we may not be able to recruit and retain the personnel we need. Our success will depend upon our ability to attract and retain existing and additional highly qualified management, sales, technical, clinical and consulting personnel.

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

Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Obtaining reimbursement approvals in each country could take up to 18 months, or longer in some circumstances. Any delays in obtaining, or an inability to obtain, reimbursement approvals could have a material adverse effect on the demand for our products.

Our international operations subject us to additional business risks, such as business interruption, increased costs and currency exchange rate fluctuations, and may cause our profitability to decline.

We derive a significant portion of our revenues from international sales, which exposes us to a number of risks, including:

•	unexpected changes in regulatory requirements;

•	fluctuating exchange rates;

•	difficulties in staffing and managing foreign sales and support operations;

•	additional working capital requirements;

•	changes in tariffs and other trade restrictions;

•	less favorable third-party reimbursement policies;

•	export license requirements;

•	political and economic instability;

•	longer payment cycles;

•	increased risk of exposure to terrorist activities;

•	potentially limited intellectual property protection; and

•	difficulties with distributors.

In particular, our international sales are denominated primarily in local currencies and not in U.S. dollars, which means our revenue is subject to fluctuations in foreign exchange rates. Fluctuating exchange rates could also, potentially, make our products less price competitive. If we experience any of the risks associated with international operations, our business could be harmed.

Our stockholder rights plan and provisions in our charter documents, stock option plans and Delaware law may make an acquisition of us more difficult.

Our stockholder rights plan and provisions of our amended and restated certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to stockholders. Our amended and restated certificate of incorporation provides for 5,000,000 authorized shares of preferred stock, the rights, preferences and privileges of which may be fixed by our board of directors without any further vote or action by our stockholders. In addition, our stock option plans, under certain circumstances, provide for the acceleration of vesting of options granted under such plans in the event of certain transactions that result in a change of control of Micro Therapeutics. Further, Section 203 of the General Corporation Law of Delaware prohibits us from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of Micro Therapeutics without action by our stockholders, and therefore, could materially adversely affect the price of our common stock.

Our stockholder rights plan generally provides that, unless approved by our board of directors, after a person acquires or announces a tender offer that would result in ownership of 20% or more of our common stock, each of our stockholders will have the right to buy shares of our common stock at a discount to the then market price. Our stockholder rights plan may have the effect of delaying, deferring or preventing a change in control of our stock. This may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of the common stock.

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

Employees

At March 24, 2005, we had 267 employees, all of whom were employed on a full-time basis, and 68 of whom were directly employed by employment agencies on a temporary basis. None of the Company’s employees are covered by a union agreement or collective bargaining arrangement.

Available Information

Our investor relations website is http://www.1mti.com. We make available on this website under the “SEC Filings” section of the “Investor Relations” page, free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission.

ITEM 2.    DESCRIPTION OF PROPERTY

The Company occupies a facility of approximately 43,000 square feet, which is located within a multi-tenant building in Irvine, California, which is subject to a lease that expires in September 2005, with one five-year renewal option. The Company believes that this space is adequate for its near-term needs subject to the renewal of the lease on acceptable terms that allow for necessary expansion.

ITEM 3.    LEGAL PROCEEDINGS

A description of litigation to which the Company is a party is as follows:

In September 2000, Dendron, which was acquired by the Company in 2002, was named as the defendant in three patent infringement lawsuits brought by the Regents of the University of California, as the plaintiff, in the District Court (Landgericht) in Dusseldorf, Germany. The complaints requested a judgment that Dendron’s EDC I coil device infringed three European patents held by the plaintiff and asked for relief in the form of an injunction that would prevent Dendron from producing and selling the devices within Germany and selling from Germany to physician customers abroad, as well as an award of damages caused by Dendron’s alleged infringement, and other costs, disbursements and attorneys’ fees. In August 2001, the court issued a written decision that EDC I coil devices did infringe the plaintiff’s patents, enjoined Dendron from selling the devices within Germany and from Germany to physician customers abroad, and requested that Dendron disclose the individual products’ costs as the basis for awarding damages. In September 2001, Dendron appealed the decision. In addition, Dendron instituted challenges to the validity of each of these patents by filing opposition proceedings with the European Patent Office, or EPO, against one of the patents (the Company joined Dendron in this action in connection with its acquisition of Dendron), and by filing, with the Company, nullity proceedings with the German Federal Patents Court against the German component of the other two patents. In February and March 2003, the Dusseldorf Court of Appeals stayed the litigation proceedings, pending decisions by the German Federal Patents Court and the EPO.

On July 4, 2001, the University of California filed another suit against Dendron alleging that the EDC I coil device infringed another European patent held by the plaintiff. The complaint was filed in the District Court of Dusseldorf, Germany seeking additional monetary and injunctive relief. In April 2002, the Court found that EDC I coil devices did infringe the plaintiff’s patent. The case is under appeal and, likewise, has been stayed by the Dusseldorf Court of Appeal in view of the pending opposition proceedings filed by Dendron against the patent in the European Patent Office.

An accrual for the matters discussed above was included in the balance sheet of Dendron as of the date of its acquisition by the Company, and, accordingly, is included in accrued liabilities in the accompanying consolidated balance sheet. Dendron ceased all activities with respect to the EDC I coil device prior to MTI’s October 2002 acquisition of Dendron.

Concurrent with its acquisition of Dendron, the Company initiated a series of legal actions in the Netherlands and the United Kingdom, which included a cross-border action that was heard by a Dutch court, as further described below. The primary purpose of these actions was to assert both invalidity and non-infringement by the Company of certain patents held by others. The range of patents at issue are held by the Regents of the University of California, with Boston Scientific Corporation subsidiaries named as exclusive licensees, collectively referred to as the “patent holders,” related to detachable coils and certain delivery catheters.

In October 2003, the Dutch court ruled the three patents at issue related to detachable coils are valid and that the Company’s Sapphire coils do infringe such patents. The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid. Under the court’s ruling, the Company has been enjoined from engaging in infringing activities related to the Sapphire coils in most countries within the European Union, and may be liable for then-unspecified monetary damages for activities engaged in by the Company since September 27, 2002. In February 2005, the Company received an initial claim from the patent holders with respect to monetary damages amounting to €3.6 million, with which the Company disagrees. Court hearings will be held regarding such claims. The Company has filed an appeal with the Dutch court, and believes that, since the date of injunction in each separate country it is in compliance with the Dutch court’s injunction and the Company intends to continue such compliance. Regardless of the outcome of the appeal, the scope of the damages would be subject to further legal proceedings, and, therefore, cannot be reasonably estimated.

In January 2003, the Company initiated a legal action in the English Patents Court seeking a declaration that a patent held by the patent holders related to delivery catheters was invalid, and that the Company’s products did not infringe this patent. The patent in question was the U.K. designation of the same patent that was found by the Dutch court in October 2003 to be invalid, as discussed above. The patent holders counterclaimed for alleged infringement by the Company. In February 2005, the court approved an interim settlement between the parties under which the patent holders are required to surrender such patent to the U.K. Comptroller of Patents, and to pay the Company’s costs associated with the legal action, including interest. As a result, in 2005, the Company has received interim payments from the patent holders aggregating £500,000, equivalent to approximately $950,000 based on dates of receipt. The parties intend to continue discussions regarding payment by the patent holders of the remaining costs incurred by the Company in such litigation. As a result of the interim settlement, the Company anticipates that it will no longer be involved in litigation in the U.K., although no assurance can be given that no other litigation involving the Company may arise in the U.K.

In the United States, concurrent with the FDA’s marketing clearance of the Sapphire line of embolic coils received in July 2003, the Company initiated a declaratory judgment action against the patent holders in the United States District Court for the Western District of Wisconsin. The action included assertions of non-infringement by the Company and invalidity of a range of patents held by the patent holders related to detachable coils and certain delivery catheters. In October 2003, the court dismissed the Company’s actions for procedural reasons without prejudice and without decision as to the merits of the parties’ positions. In December 2003, the University of California filed an action against the Company in the United States District Court for the Northern District of California alleging infringement by the Company with respect to a range of patents held by the University of California related to detachable coils and certain delivery systems. The Company has filed a counterclaim against the University of California asserting non-infringement by the Company, invalidity of the patents and inequitable conduct in the procurement of certain patents. In addition, the Company filed a claim against the University of California and Boston Scientific Corporation for violation of federal antitrust laws, with the result that the court has subsequently decided to add Boston Scientific as a party to the litigation. A trial date has not been set.

The Company is involved in other litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since February 18, 1997, the Common Stock of the Company, has traded on the Nasdaq National Market under the symbol “MTIX.” The Company’s Common Stock was not traded on the Nasdaq National Market, or any other exchange, prior to that date.

High and low sales prices for the Company’s Common Stock during the years ended December 31, 2003 and 2004 were as follows:

	High	Low
Q1 2003 (January 1 through March 30)	$2.98	$1.80
Q2 2003 (March 31 through June 29)	4.98	2.31
Q3 2003 (June 30 through September 28)	6.15	3.82
Q4 2003 (September 29 through December 31)	5.48	2.80
Q1 2004 (January 1 through April 4)	5.05	3.06
Q2 2004 (April 5 through July 4)	4.94	3.70
Q3 2004 (July 5 through October 3)	4.73	3.36
Q4 2004 (October 4 through December 31)	$4.26	$3.45

As of March 23, 2005, there were 62 stockholders of record of the Company’s Common Stock. The Company estimates that there are approximately 2,300 beneficial owners of its Common Stock. There is no Preferred Stock outstanding.

The Company has not paid any dividends on its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of the Company’s business.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB may contain predictions, estimates and other forward-looking statements that involve risks and uncertainties. Factors that might cause such a difference include those discussed under “Additional Factors that May Affect Our Business and Future Results” and elsewhere in this filing. These risks could cause our actual results to differ materially from any future performance suggested below.

OVERVIEW

The Company is engaged in the design, development, manufacturing and marketing of minimally invasive devices for treatment of vascular disease. The Company derives its revenues principally from three product types: embolic products, neuro access and delivery products and peripheral vascular products.

Neurovascular Embolic and Access and Delivery Products

The Company’s embolic products consist primarily of the Sapphire and NXT families of embolic coils, and Onyx, a proprietary embolic material developed internally by the Company. The Sapphire coil family became a product line as part of the Company’s acquisition of Dendron in October 2002. The NXT coil family was developed by the Company as an enhancement to the original Sapphire family.

The Company’s neuro access and delivery products consist of guidewires, microcatheters and occlusion balloon systems, developed internally by the Company to access remote vessels in the brain primarily for the delivery of embolic products, including the Company’s Sapphire and NXT coils, and Onyx. All of the Company’s neuro access and delivery products currently marketed have received CE Mark in Europe and 510(k) clearance in the United States.

United States

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

Also in 2001, the Company received FDA approval to begin a pivotal clinical trial for the use of Onyx in treating AVMs in the brain, and, in March 2003, the Company submitted a PMA application to the FDA for approval of this use of Onyx. In August 2003, an FDA advisory panel recommended approval of the PMA upon the Company’s satisfaction of certain conditions. The Company is currently working with the FDA in addressing such conditions, and expects the PMA to be approved in 2005.

In July 2003, the Company received 510(k) clearance from the FDA to market the Sapphire family of embolic coils, which the Company commenced in September 2003.

The Company directly markets and sells its neurovascular products in the United States. On June 2, 2003, the Company and ev3 Endovascular entered into a distribution support services agreement under which ev3 Endovascular performs inventory and administrative services with respect to finished goods inventory of the Company’s neurovascular products. Under the terms of the agreement, ev3 Endovascular charges the Company a fee based on a fixed percentage of gross end-customer sales realized by the Company from sales of such products.

International

Internationally, the Company’s products are marketed and sold under an amended and restated sales representative agreement, executed in August 2003 with ev3 International, which superceded a November 2001 agreement. Under the terms of the August 2003 agreement, ev3 International, Inc., a wholly owned subsidiary of ev3 Endovascular, provides product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S., Japan, and Canada where the Company has no existing third-party distributor for its products, and distributor management services in certain countries outside the U.S., Japan, and Canada where the Company has an existing third-party distributor for its products. Under the agreement, ev3 International charges the Company a fee based on a fixed percentage of revenues the Company realizes from sales of products to end-user customers in territories in which ev3 International maintains sales representatives, and a fee based on a fixed percentage of sales to third party distributors with respect to whom ev3 International performs distributor management services. Until entering into the August 2003 agreement, the Company had been reimbursing ev3 International for 105% of the costs of its sales force and a portion of ev3 International’s general and administrative expenses.

In connection with the Company’s acquisition of Dendron in October 2002, the Company terminated the then-existing distribution agreements with substantially all of Dendron’s distributors, and transferred sales, marketing and distribution responsibilities for Dendron’s products to ev3 International in conformity with the terms of the August 2003 agreement described above.

The Company distributes its peripheral and neurovascular products in Japan and Canada pursuant to distributions agreements with ev3 K.K. (Japan) and ev3 Canada, Inc., respectively, both of which are wholly-owned subsidiaries of ev3 Endovascular. Under the distribution agreements, the ev3 Endovascular entities purchase the Company’s products at a fixed percentage of the actual sales prices realized by the ev3 Endovascular entities from end-user customers. The Company’s collection of payment from the ev3 Endovascular entities for these purchases is fixed by the terms of the distribution agreements, and is not contingent upon the collection from the end-user customers.

In the first quarter of 2004, the Company commercially launched the NXT family of embolic coils in Europe, which replaced the Sapphire embolic coil product line in that geographic market.

Peripheral Vascular Products

The Company’s peripheral vascular products consist of interventional catheters, micro catheters, infusion wires and a mechanical brush for the delivery of thrombolytic agents for the dissolution of blood clots. Effective January 1, 2003, the Company entered into a distribution support services agreement with ev3 Endovascular Inc., under which ev3 Endovascular provided warehousing for the Company’s peripheral blood clot therapy products, which currently comprise nearly all of the Company’s peripheral vascular product segment sales, and charged the Company a fee at a fixed percentage of the Company’s sales of such products. In April 2003, the Company and ev3 Endovascular entered into a distribution agreement, which superseded the January 2003 distribution support services agreement. Under the terms of the April 2003 agreement, ev3 Endovascular purchases peripheral vascular products from the Company at a fixed percentage of the actual sales prices realized by ev3 Endovascular from end-user customers.

The Company markets its peripheral vascular products internationally principally under the terms of the August 2003 agreement with ev3 International described above.

Manufacturing

The Company manufactures its products at its facilities in Irvine, California. In December 2004, the Company closed its manufacturing facility in Bochum, Germany. Certain accessories are manufactured and certain processes performed by contract manufacturers.

Backlog

The Company manufactures product for stock and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a significant backlog in the near term.

Critical Accounting Policies

The Company has identified the accounting policies described below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company’s business operations are discussed throughout this Management’s Discussion and Analysis or Plan of Operation in which the application of these policies and their expected effect on the Company’s reported and expected financial results are described, and “Additional Factors that May Affect Our Business and Future Results” under which associated risks are described. The Company’s preparation of the consolidated financial statements included in this Annual Report on Form 10-KSB requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of the Company’s estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

In 2003, the Company entered into distribution agreements with ev3 Endovascular and certain of its wholly owned subsidiaries. Under the terms of such agreements, the ev3 Endovascular entities purchase products from the Company at a fixed percentage of the actual sales prices realized by the ev3 Endovascular entities from end-user customers. Based on the relationship of the ev3 Endovascular entities to the Company, as described in Notes 15 and 16, the Company adopted a revenue recognition policy under which revenues related to sales of product to the ev3 Endovascular entities are recognized only upon the ev3 Endovascular entities’ sale of such product to their customers.

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

Goodwill.    Amounts ascribed to goodwill in connection with the Dendron acquisition are carried at cost. Subsequent to such acquisition, the operations of Dendron were integrated into the Company, and, accordingly, the Company considers itself to consist of one reporting unit. In conformity with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates annually, in October or whenever events or changes in circumstances indicate that the asset might be impaired, the carrying amount of goodwill to determine whether events and circumstances have adversely affected the Company so as to warrant a reduction in value.

Results of Operations

Comparison of the Years Ended December 31, 2003 and 2004

The following table sets forth, for the years ended December 31, 2003 and 2004, the Company’s results of operations expressed as dollar amounts and as percentages of net sales:

	Fiscal Year Ended December 31,
	2003		2004
	Amount	% of Sales	Amount	% of Sales
Net sales	$24,482,000	100.0%	$35,725,000	100.0%
Cost of sales	9,667,000	39.5%	14,641,000	41.0%

Gross margin	14,815,000	60.5%	21,084,000	59.0%

Costs and expenses:
Research and development	9,529,000	38.9%	8,280,000	23.2%
Clinical and regulatory	8,174,000	33.4%	6,056,000	17.0%
Marketing and sales	7,150,000	29.2%	7,241,000	20.3%
Distribution fees charged by ev3 Endovascular	6,185,000	25.3%	6,619,000	18.5%
General and administrative	10,683,000	43.6%	13,874,000	38.8%
Distributor termination	—	—	823,000	2.3%
Facility consolidation	—	—	2,527,000	7.1%

Total costs and expenses	41,721,000	170.4%	45,420,000	127.1%

Loss from operations	(26,906,000)	-109.9%	(24,336,000)	-68.1%

Other income (expense):
Amortization of exchange feature of notes payable	(100,000)	-0.4%	(15,338,000)	-42.9%
Gain on sale of investment	14,647,000	59.8%	1,728,000	4.8%
Interest income	95,000	0.4%	176,000	0.5%
Interest expense	(182,000)	-0.7%	(315,000)	-0.9%
Stock issuance expense	(600,000)	-2.5%	—	—
Foreign currency transaction gains	214,000	0.9%	599,000	1.7%
Other	47,000	0.2%	38,000	0.1%

Total other income (expense)	14,121,000	57.7%	(13,112,000)	-36.7%

Loss before provision for income taxes	(12,785,000)	-52.2%	(37,448,000)	-104.8%
Provision for income taxes	2,000	0.0%	2,000	0.0%

Net loss	$(12,787,000)	-52.2%	$(37,450,000)	-104.8%

Following is information with respect to net sales for the years ended December 31, 2003 and 2004:

	Year Ended December 31,
	2003	2004
Product Lines
Embolic products	$8,221,000	$12,714,000
Neuro access and delivery products	13,530,000	20,174,000
Peripheral blood clot therapy and other	2,731,000	2,837,000

Total net sales	$24,482,000	$35,725,000

Geographic Markets
United States	$8,197,000	$12,142,000
International	16,285,000	23,583,000

Total net sales	$24,482,000	$35,725,000

The increase from 2003 to 2004 in embolic product sales is primarily attributable to unit volume increases in sales of the Sapphire family of embolic coils in the United States, for which 2004 was the first full year for sales of these coils, and in international markets other than Europe due to increased market acceptance and customer conversion. The increase was also attributable to greater unit volume sales of Onyx in these international markets in 2004, relative to 2003.

The increase in sales of neuro access and delivery products from 2003 to 2004 is primarily attributable to the introduction of the Echelon family of microcatheters in 2004, and to broad-based volume increases across product lines. These increases are due to overall growth of the neurovascular access and delivery market and increased market share for the Company’s products.

Cost of sales was $9.7 million and $14.6 million for the years ended December 31, 2003 and 2004, respectively. This increase resulted from volume increases in sales of product as discussed above. As a percentage of sales, cost of sales increased to 41% for 2004 as compared to 39% for 2003, due primarily to costs incurred in the first half of 2004 associated with the initiation of commercial manufacturing of the NXT embolic coil product line in the Company’s German facility and of the Sapphire embolic coil product line in the United States.

Research and development expenses were $9.5 million for the year ended December 31, 2003 as compared to $8.3 million in 2004. The decrease was due primarily to relatively high expenditure levels that were incurred in 2003 related to projects in connection with the Sapphire and NXT families of embolic coils.

Clinical and regulatory expenses were $8.2 million for the year ended December 31, 2003 as compared to $6.1 million for 2004. This decrease resulted primarily from activity in connection with the Company’s Onyx clinical trial in the U.S., which activity was substantially reduced as a result of Onyx for the treatment of large and wide-neck brain aneurysms receiving designation from the FDA as a Humanitarian Use Device, or HUD, in November 2003. After receiving the HUD designation, the Company suspended the pivotal clinical trial described above in order to focus its efforts on the related Humanitarian Device Exemption, or HDE, application process.

Marketing and sales expenses were unchanged at $7.2 million during each of the years ended December 31, 2003 and 2004, resulting primarily from the favorable effects of the cost containment measures implemented in late 2002.

Distribution fees charged by ev3 Endovascular, Inc. and its subsidiaries increased from $6.2 million in 2003 to $6.6 million in 2004. This increase resulted from commissions paid to ev3 Endovascular, under the terms of the sales representative agreement described above, that vary directly with sales volume, net of the effects of the

August 2003 amendment to the sales representative agreement, described above, that had a favorable effect to the Company on the relationship of such fees to sales.

General and administrative expenses increased from $10.7 million for the year ended December 31, 2003 to $13.9 million in 2004. This increase is attributable primarily to increased activity in connection with intellectual property litigation in the United States and Europe, which increased the Company’s legal expenses from $4.6 million to $7.7 million in 2004. However, as a result of an interim settlement approved by the English Patent Courts in February 2005, the patent holders involved in the United Kingdom litigation matter agreed to pay the Company its costs associated with that action. In 2005, the Company has received interim payments from the patent holders of £500,000, equivalent to approximately $950,000 based on the dates of receipt, that the Company recorded as a reduction of litigation expense upon receipt of such funds. The parties intend to continue discussions regarding payment by the patent holders of the remaining costs incurred by the company in this matter. Should the Company continue to actively pursue its position with respect to such litigation, it is possible that the rate at which litigation costs are incurred could increase in future periods.

In September 2004, the Company terminated its agreement with an international distributor of its products due to actions taken by the distributor that the Company asserts to be in breach of the agreement. The Company has initiated legal action to recover amounts due, however, it is not possible to predict the outcome of such legal action. Accordingly, in the quarter ended September 30, 2004, the Company provided a full reserve for accounts receivable from the distributor resulting in a charge of $554,000 which has been presented as distributor termination expense in the accompanying consolidated 2004 statement of operations.

In connection with its acquisition of Dendron in 2002, the Company terminated the distribution agreements then-existing with substantially all of Dendron’s distributors. In June 2004, the Company reached a settlement with one such distributor, resulting in a charge for termination expense amounting to $269,000. Included in other liabilities in the accompanying consolidated balance sheet is $276,000 representing the Company’s estimate of future termination settlement costs.

On December 4, 2003, the Company entered into a note purchase agreement under which it sold exchangeable promissory notes, in an aggregate principal amount of $17.0 million, which the Company exchanged for issuance of shares of its common stock, pursuant to exchange provisions in the note purchase agreement, in January 2004. Under generally accepted accounting principles, or GAAP, in the United States, the difference between the exchange price and the closing market price per share represents a beneficial conversion feature of the notes, which is reflected as a discount to the notes and amortized over the contractual life of the notes. On January 30, 2004, upon the exchange of the notes for the Company’s common stock, the Company expensed the remaining unamortized discount as of that date, amounting to approximately $6.2 million.

On June 25, 2004, the Company entered into a note purchase agreement under which it sold exchangeable promissory notes in an aggregate principal amount of $21.0 million. Similar to the notes issued under the December 2003 agreement described above, the notes issued under the June 2004 agreement contain a beneficial conversion feature amounting to $9.1 million. Accordingly, upon issuance of the notes on June 25, 2004, the Company recorded a discount to the notes of $9.1 million, and, upon exchange of the notes for the Company’s common stock on August 18, 2004, the Company expensed the entire $9.1 unamortized discount.

In the second quarter of 2003, the Company incurred stock issuance expenses pursuant to the terms of the securities purchase agreement entered into on September 3, 2002 between the Company and Micro Investment, LLC as a result of the Company’s failure to have a registration statement relating to the resale of the Company’s common stock sold under the securities purchase agreement declared effective by the deadline set forth in the securities purchase agreement. The securities purchase agreement provided for liquidated damages in the amount of 2% of the aggregate purchase price paid for the shares of common stock in the private placement for each 30 day period the registration statement was not declared effective in a timely manner. Accordingly, the amount of the liquidated damages payable was $600,000, which was accrued as a liability and expensed in the second quarter of 2003.

Interest income increased from $95,000 for the year ended December 31, 2003 to $176,000 in 2004 due to higher average cash balances in 2004, relative to 2003, as a result of the note issuances described above. Interest expense increased from $182,000 for the year ended December 31, 2003 to $315,000 in 2004, also due to the note issuances described above.

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

In addition, the merger agreement gave each Enteric stockholder the right to receive a pro rata share of two contingent payments, should Enteric achieve defined milestones. In January 2003, Enteric achieved the first of such milestones, and in February 2003, the Company received its pro rata share of the first contingent payment, amounting to $7.7 million net of escrowed funds, which the Company recorded as gain on sale of investment during the first quarter of 2003. The second and final contingent payment, amounting to $6.9 million net of escrowed amounts, was received, and recognized as income, by the Company in the second quarter of 2003.

In May 2004, the Company received and recorded as income 50%, or $1.7 million, of amounts set aside in escrow as described above. Under the terms of the merger agreement, the Company will be entitled to receive 50% of the remaining escrowed amounts in May 2005, and the remainder in May 2006, provided that no claims are made against the amounts in escrow.

In December 2004, the Company closed its manufacturing facility in Bochum, Germany, and consolidated its manufacturing operations into a single manufacturing location at its headquarters in Irvine, California. In connection with the facility closure, the Company recorded costs of termination benefits for approximately 65 employees, contractual termination costs and asset impairment costs, as follows:

Employee termination benefits	$375,000
Contract termination or cessation of use of contractual rights	898,000
Impairment of asset value	1,254,000

$2,527,000

The Company anticipates that consolidation of manufacturing facilities will result in improved gross margins, based, in part, on the ability to concentrate new product and inventory management process training on one work force, and in an improved ratio of operating expenses to sales, based on the elimination of redundant positions. The Company also believes it will incur additional facility consolidation costs in 2005 as negotiations related to certain of its terminated contractual relationships progress. The Company does not currently expect significant additional costs to be incurred after 2005.

As a result of the items discussed above, the Company incurred a net loss of $12.8 million for the year ended December 31, 2003 and incurred a net loss of $37.5 million in 2004.

Impact of Foreign Currency Exchange Rates

The Company’s international sales are either denominated in or determined by the local currency of the Company’s customers. During 2004, the U.S. dollar experienced a reduction in value against most such currencies. As a result, the Company’s estimate is that approximately $1.3 million of the increase in total revenues, and approximately $940,000 of the increase in operating expenses, from 2003 to 2004 was attributable to fluctuation in currency exchange rates. As the Company’s international sales continue to grow, future currency exchange rate fluctuations, the direction, timing and magnitude of which cannot be predicted, could materially affect such costs, and may continue to have a material effect on the Company’s revenues and operating expenses.

Comparison of the Years Ended December 31, 2002 and 2003

The following table sets forth, for the years ended December 31, 2002 and 2003, the Company’s results of operations expressed as dollar amounts and as percentages of net sales:

	Fiscal Year Ended December 31,
	2002		2003
	Amount	% of Sales	Amount	% of Sales
Net sales	12,679,000	100.0%	24,482,000	100.0%
Cost of sales	6,033,000	47.6%	9,667,000	39.5%

Gross margin	6,646,000	52.4%	14,815,000	60.5%

Costs and expenses:
Research and development	7,532,000	59.4%	9,529,000	38.9%
Clinical and regulatory	6,701,000	52.9%	8,174,000	33.4%
Marketing and sales	8,034,000	63.4%	7,150,000	29.2%
Distribution fees charged by ev3 Endovascular	4,726,000	37.3%	6,185,000	25.3%
General and administrative	5,388,000	42.5%	10,683,000	43.6%
Distribution termination	618,000	4.9%	—	—
Acquired in-process research & development	4,300,000	33.9%	—	—

Total costs and expenses	37,299,000	294.2%	41,721,000	170.4%

Loss from operations	(30,653,000)	-241.8%	(26,906,000)	-109.9%

Other income (expense):
Amortization of exchange feature of notes payable	—	—	(100,000)	-0.4%
Stock issuance expense	—	—	(600,000)	-2.5%
Interest income	419,000	3.3%	95,000	0.4%
Interest expense	(41,000)	-0.3%	(182,000)	-0.7%
Gain on sale of investment	7,386,000	58.3%	14,647,000	59.8%
Foreign currency transaction gain	—	—	214,000	0.9%
Other	148,000	1.2%	47,000	0.2%

Total other income	7,912,000	62.4%	14,121,000	57.7%

Loss before provision for income taxes	(22,741,000)	-179.4%	(12,785,000)	-52.2%
Provision for income taxes	3,000	0.0%	2,000	0.0%

Net loss	(22,744,000)	-179.4%	(12,787,000)	-52.2%

Following is information with respect to net sales for the years ended December 31, 2002 and 2003:

	Year Ended December 31,
	2002	2003
Product Lines
Embolic products	$2,827,000	$8,221,000
Neuro access and delivery products	7,357,000	13,530,000
Peripheral blood clot therapy and other	2,495,000	2,731,000

Total net sales	$12,679,000	$24,482,000

Geographic Markets
United States	$5,866,000	$8,197,000
International	6,813,000	16,285,000

Total net sales	$12,679,000	$24,482,000

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

The increase in sales of neuro access products from 2002 to 2003 is primarily attributable to broad-based volume increases across product lines, with microcatheters, balloon systems and guidewires each accounting for approximately one-third of the increase. These increases are due to overall growth of the neurovascular access and delivery market, increased market share for the Company’s products, and the effect of the increase in sales of the Company’s embolic products during 2003 discussed above.

The increase in sales of peripheral blood clot therapy and other products from 2002 to 2003 is primarily attributable to initiation of the distribution agreement between the Company and ev3 Endovascular in April 2003.

Cost of sales was $6.0 million and $9.7 million for the years ended December 31, 2002 and 2003, respectively. This increase resulted from volume increases in sales of product as discussed above. As a percentage of sales, cost of sales decreased to 39% for 2003 as compared to 48% for 2002, due primarily to economies of scale resulting from increased throughput on the manufacturing floor in 2003 relative to 2002, and the beneficial effects in 2003 of the implementation of new manufacturing systems and processes in the fourth quarter of 2002.

Research and development expenses were $7.5 million for the year ended December 31, 2002 as compared to $9.5 million in 2003. This increase is primarily attributable to the amortization for a full year in 2003 of certain intangible assets in connection with the Company’s acquisition of Dendron in the fourth quarter of 2002, which amounts to $2 million per year and is expected to continue through the third quarter of 2007.

Clinical and regulatory expenses were $6.7 million for the year ended December 31, 2002 as compared to $8.2 million for 2003. The increase resulted primarily from expenses related to the Company’s pivotal clinical trial activity in the U.S. in connection with Onyx.

Marketing and sales expenses decreased from $8.0 million during the year ended December 31, 2002 to $7.2 million during 2003. The change between years was due primarily to increases in commissions paid to the Company’s U.S. sales force and fees paid to ev3 Endovascular and its subsidiaries, which correspond to the sales volume increases between 2002 and 2003, net of cost saving measures implemented in late 2002.

Distribution fees charged by ev3 Endovascular, Inc. and its subsidiaries increased from $4.7 million in 2002 to $6.2 million in 2003, primarily as a result of increases in the number of sales representatives maintained by ev3 Endovascular in Europe, which cost was subject to a reimbursement formula under the terms of a sales representative agreement between ev3 Endovascular and the Company.

General and administrative expenses increased from $5.4 million for the year ended December 31, 2002 to $10.7 million in 2003. This increase is attributable primarily to increased legal expenses in connection with intellectual property litigation initiated in 2003, which expenses amounted to $4.6 million.

Distribution termination expenses in 2002 relate primarily to the Company’s accrual of termination fees pursuant to its July 2002 termination of the distribution agreement with Abbott.

In connection with its acquisition of Dendron, the Company terminated the then-existing distribution agreements with substantially all of Dendron’s distributors. Based on negotiations, and on agreements reached, with the distributors, the Company made an estimate of costs of such distributor terminations, amounting to

$750,000, which estimate was recorded as a preacquisition contingency in conformity with Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.” SFAS 141 allows the estimated amounts of such preacquisition contingencies to be included in the allocation of the purchase price during an allocation period, which generally does not exceed one year. The allocation period related to the Company’s acquisition of Dendron expired in the fourth quarter of 2003. Accordingly, changes in estimates of such amounts made subsequent to the fourth quarter of 2003 are included in results of operations of the period in which such estimates were revised.

In connection with its acquisition of Dendron, the Company ascribed $4.3 million of the acquisition cost to in-process research and development projects of Dendron existing at the date of acquisition. In conformity with generally accepted accounting principles, such allocated cost was charged to operating expense concurrent with the acquisition in 2002.

The gain on sale of investment in 2002 of $7.4 million arose as a result of the transactions consummated under the Enteric merger agreement described above. In addition to the closing payment, the merger agreement gave each Enteric stockholder the right to receive a pro rata share of two contingent payments, should Enteric achieve defined milestones on or before the fifth anniversary of the merger agreement. In January and February 2003, Enteric achieved the first and second such milestones, respectively, and the Company received its pro rata share of the contingent payments, aggregating $14.6 million. The Company recorded the receipts of the contingent payments as gain on sale of investment in 2003.

Interest income decreased from $419,000 for the year ended December 31, 2002 to $95,000 in 2003 due to lower cash balances in 2003, relative to 2002. Interest expense increased from $41,000 for the year ended December 31, 2002 to $182,000 in 2003 due to the interest related to the short-term loans obtained by the Company from Micro Investment in the fourth quarter of 2002 and the first quarter of 2003, and which were repaid by the Company in connection with the February 2003 completion of its private placement of common stock, and the interest expense related to the Company’s private placement of exchangeable promissory notes in December 2003, discussed below. Upon stockholder approval, such notes were exchanged for shares of the Company’s common stock in January 2004.

On December 4, 2003, the Company entered into a note purchase agreement under which it sold exchangeable promissory notes, in an aggregate principal amount of $17 million, which the Company exchanged for issuance of shares of its common stock, pursuant to exchange provisions in the note purchase agreement, in January 2004. As noted above, the difference between the exchange price and the closing market price per share represents a beneficial conversion feature of the notes, which is reflected as a discount to the notes and amortized over the contractual life of the notes. On January 30, 2004, upon the exchange of the notes for the Company’s common stock, the Company expensed the remaining unamortized discount as of that date, amounting to approximately $6.2 million.

In the second quarter of 2003, the Company incurred stock issuance expenses pursuant to the terms of the securities purchase agreement entered into on September 3, 2002 between the Company and Micro Investment, LLC as a result of the Company’s failure to have a registration statement relating to the resale of the Company’s common stock sold under the securities purchase agreement declared effective by the deadline set forth in the securities purchase agreement. The securities purchase agreement provided for liquidated damages in the amount of 2% of the aggregate purchase price paid for the shares of common stock in the private placement for each 30 day period the registration statement was not declared effective in a timely manner. Accordingly, the amount of the liquidated damages payable was $600,000, which was accrued as a liability and expensed in the second quarter of 2003.

As a result of the items discussed above, the Company incurred a net loss of $22.7 million for the year ended December 31, 2002 and incurred a net loss of $12.8 million in 2003.

Impact of Foreign Currency Exchange Rates

During 2003, the U.S. dollar experienced a reduction in value against most such currencies. As a result, the Company’s estimate is that approximately $1.2 million of the increase in total revenues, and approximately $920,000 of the increase in operating expenses, from 2002 to 2003 was attributable to fluctuation in currency exchange rates. Due to the timing of the Company’s acquisition of Dendron in late 2002, such currency exchange rate fluctuation did not materially affect the increase between 2002 and 2003 of cost of goods sold.

Liquidity and Capital Resources

Since inception, the Company’s costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of approximately $146 million at December 31, 2004. Consequently, the Company has historically financed its operations through debt and equity placements. In late 2003 and 2004, the Company completed two private placements of exchangeable promissory notes resulting in aggregate proceeds to the Company of $38 million, of which $28 million resulted from sales of notes to members of ev3 LLC. The exchangeable promissory notes were subsequently exchanged for an aggregate of 13,144,728 shares of the Company’s common stock.

In addition to its operations, the Company has received cash payments from private medical device companies in which it was an investor. In February 2005, the Company received $3.7 million as a result of the consummation of a sale of certain assets of Genyx Medical, Inc., in which the Company held a minority interest. In May 2004, the Company received $1.7 million of the amounts set aside in escrow under the Enteric merger agreement described above and the Company will be entitled to receive the remaining portion of escrowed amounts under the merger agreement, which the Company estimates to be approximately $850,000 payable in May 2005 and $850,000 payable in May 2006, provided that no claims are made against the amounts in escrow.

As of December 31, 2004, the Company had cash and cash equivalents of $11.6 million. Cash used in the Company’s operations during the year ended December 31, 2004 was $21.3 million, reflecting primarily the loss from operations, increases in accounts receivable and inventories, and decreases in accounts payable and accrued liabilities. The Company expects that operations will continue to consume cash during 2005. The increases in accounts receivable and inventories in 2004 are related to increases in sales volume during the period. The decrease in accounts payable in 2004 is attributable primarily to a build-up of accounts payable at December 31, 2003 related primarily to cash management measures implemented by the Company in the fourth quarter of 2003, pending the sale of exchangeable notes, which sale was completed in late December 2003.

Cash used by investing activities during the year ended December 31, 2004 was $3.9 million, which primarily resulted from the payment of the first contingent payment, amounting to $3.75 million, to the former Dendron stockholders upon achievement of a revenue milestone as described further below. Cash was also used in acquisition of property and equipment and additions to intellectual property. While continued investments will be made in property and equipment, the Company has no significant capital expenditure commitments as of December 31, 2004. Partially offsetting such uses of cash was the receipt of $1.7 million pursuant to the partial release of funds escrowed in connection with the acquisition by Boston Scientific Corporation of Enteric Medical Technologies, Inc., a company in which the Company held an equity interest.

Cash provided by financing activities during the year ended December 31, 2004 was $20.3 million, primarily consisting of the proceeds from the June 2004 private placement of exchangeable promissory notes.

Under the terms of the stock purchase agreement entered into in connection with its acquisition of Dendron, the Company agreed to make additional payments, aggregating up to $15,000,000, which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in 2004. Also in 2004, the $5 million revenue target for sales of

Dendron products during that year was met. Accordingly, a second payment to the former Dendrom stockholders of $3.75 million was accrued in 2004 and the Company expects to make payment of this amount to the former Dendron stockholders in the second quarter of 2005. A final additional payment of $7.5 million is contingent upon Dendron products achieving revenues of $25 million in any year during the period 2003 through 2008. This additional payment would be due in the year following the year of target achievement.

As described in more detail in Part I, Item 3 “Legal Proceedings” of this Annual Report on Form 10-KSB, the Company is party to a number of alleged patent infringement claims in the United States and Europe. During 2003 and 2004, the Company incurred legal expenses of approximately $4.6 million and $7.7 million, respectively, in connection with these claims. In February 2005, the English Patents Court approved an interim settlement between the Company and the patent holders involved in the proceeding whereby the patent holders agreed to pay the Company’s legal costs associated with the proceeding, including interest. As a result, the Company received interim payments from the patent holders aggregating £500,000, equivalent to approximately $950,000 based on the dates of receipt. The parties intend to continue discussions regarding payment by the patent holders of the remaining costs incurred by the Company in such litigation. Although the Company has reached an interim settlement for the proceeding initiated in the United Kingdom, a number of similar proceedings remain active. If the Company actively pursues its position in the remaining litigation matters, it will likely incur significant legal expenses through at least the remainder of 2005.

The Company established, as of the date of its acquisition of Dendron, an accrual for potential payment of claims related to matters in which Dendron was involved prior to the acquisition. In addition, in February 2005, the Company received an initial claim from the patent holders with respect to monetary damages, amounting to €3.6 million, related to the matter being heard in a Dutch court, with which the Company disagrees and which is subject to further legal proceedings, and therefore cannot be reasonably estimated. The Company does not expect that payments for claims will result from either of these matters during 2005.

Included in accrued liabilities at December 31, 2004 is $1.3 million of costs related to the Company’s December 2004 closure of its manufacturing facility in Germany. Of this amount, the Company expects approximately $1.1 million to be paid during 2005, and the remaining $200,000, consisting primarily of building lease payments, to be paid ratably over a period from 2006 through 2008.

German taxing authorities have not audited the income tax returns of the Company’s German subsidiary, Dendron GmbH, since the Company’s acquisition of Dendron in October 2002. While the Company believes that Dendron has made its tax filings in conformity with German tax regulations, the Company is unable to predict what, if any, areas of inquiry might be made by German tax authorities in connection with an audit in general, or specifically in connection with either the Company’s acquisition of Dendron or the subsequent closure of the German manufacturing facility described above.

In order to maintain sufficient working capital, the Company is currently negotiating an asset-based credit facility with a bank, although there is no assurance that the Company will be able to enter into a definitive agreement with the proposed lender. In addition, the Company has received a support letter from Warburg Pincus, pursuant to which Warburg Pincus has agreed to provide additional financing, up to $5 million, to the Company. The Warburg Pincus commitment is effective through July 4, 2006 and may be reduced to the extent of proceeds, if any, that become available from a third party lender such as would be available from the bank loan referred to above, should such bank loan be finalized. The Company believes that the combination of its existing cash at December 31, 2004, cash anticipated to be required for 2005 operations, the receipt of the 2005 payments described above and proceeds either under the bank loan, should it be completed, or its support letter with Warburg Pincus, will be sufficient to fund the Company’s operations in 2005.

However, the Company’s future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and the future course of intellectual property litigation If the Company is unable to continue maintain its cash flow from operations, incurs unexpected expenses, especially relating to intellectual property litigation, or is unable to enter into a credit facility, it may need to complete a financing transaction to provide sufficient working capital. There is no assurance that any financing transaction will be available on terms acceptable to the Company, or at all, or that any financing transaction will not be dilutive to current stockholders. If the Company requires additional working capital, but is not able to raise additional funds, it may be required to significantly curtail or cease its ongoing operations.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires those items be recognized as current-period charges. The provisions of this statement shall be effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” or FAS 123R. FAS 123R revises SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations and SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” FAS 123R requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values in the first interim or annual reporting period beginning after June 15, 2005. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. The Company is evaluating the requirements of FAS 123R and expects that the adoption of FAS 123R will have a material impact on the Company’s consolidated financial position and results of operation. The Company has not determined the method of adoption and it has not determined whether the adoption will result in amounts recognized in the income statement that are similar to the current pro forma disclosures under FAS 123.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets—an amendment of Accounting Principles Board (“APB”) Opinion No. 29.” Accounting for Non-monetary Transactions.” The guidance in APB 29 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the provisions of this statement.

In December 2004, the FASB also issued FSP 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides enterprises more time (beyond the financial-reporting period during which the American Jobs Creation Act took effect) to evaluate the impact on the enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. The FSP, issued on December 21, 2004, went into effect upon being issued. The Company does not expect adoption of this statement to have a material impact on its financial statements.

ITEM 7.    FINANCIAL STATEMENTS

The consolidated financial statements of the Company required by this Item begin on Page F-1 of this Annual Report.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, who is currently acting in the dual capacity as the Company’s principal financial officer, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting him to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required hereunder is incorporated by reference from the information contained in the sections entitled “Directors,” “Other Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Committees of the Board of Directors” in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of the Stockholders to be held on May 26, 2005 to be filed with the Securities and Exchange Commission.

ITEM 10.    EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the information contained in the sections entitled “Compensation of Executive Officers,” “Option Matters,” “Employment and Severance Agreements” and “Directors Fees” in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of the Stockholders to be held on May 26, 2005 to be filed with the Securities and Exchange Commission.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under the Company’s existing equity compensation plans as of December 31, 2004. The Company’s stockholder approved plans consist of the 1996 Stock Incentive Plan and the 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan, and the Employee Stock Purchase Plan, which is listed separately below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2004 (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2004 (excluding securities reflected in column (a)) (c) (1)(2)
Equity compensation plans approved by security holders	3,972,671	$4.8719	1,389,827
Employee Stock Purchase Plan approved by security holders	—	—	—
Equity compensation plans not approved by security holders	0	0	0
Total	3,972,671	$4.8719	1,389,827

(1)	The 1996 Stock Incentive Plan and the 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan, in addition to providing for the issuance of options, warrants and rights, also provide for the issuance of restricted stock awards and unrestricted stock awards up to the number of remaining shares authorized under such plans as set forth in column (c) above.
(2)	Represents shares available under the 1996 Stock Incentive Plan. The 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan expired by its terms in 2003 and no further options, rights or restricted stock awards may be granted under such plan.

Other information required hereunder is incorporated by reference from the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s

definitive Proxy Statement for its 2005 Annual Meeting of the Stockholders to be held on May 26, 2005 to be filed with the Securities and Exchange Commission.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required hereunder is incorporated by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of the Stockholders to be held on May 26, 2005 to be filed with the Securities and Exchange Commission.

ITEM 13.    EXHIBITS

See Index to Exhibits on Page 38 of this Annual Report on Form 10-KSB.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required hereunder is incorporated by reference from the information contained in the section entitled “Audit Fees” in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of the Stockholders to be held on May 26, 2005 to be filed with the Securities and Exchange Commission.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Micro Therapeutics, as currently in effect (Incorporated by reference to Exhibit 3.1 of Micro Therapeutics’ Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 13, 2004).

3.2	Bylaws of Micro Therapeutics, as currently in effect. (Incorporated by reference to Exhibit 3.2.1 of Micro Therapeutics’ Registration Statement on Form S-3, No. 333-68554, as filed with the Securities and Exchange Commission on August 8, 2001).

10.1	Form of Directors’ and Officers’ Indemnification Agreement. (1)

10.4	Industrial Real Estate Lease dated June 10, 1998 between Micro Therapeutics and New Goodyear, LTD., a California Limited Partnership. (Incorporated by reference to Exhibit 10.4 of Micro Therapeutics’ Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1999).

10.4.1	First Amendment to Lease, dated as of May 28, 2003, by and between Micro Therapeutics and EJM Development Co. (Incorporated by reference to Exhibit 10.4.1 of Micro Therapeutics’ Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003).

10.6	1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan. (1), (2)

10.7.1	1996 Stock Incentive Plan, as amended. (Incorporated by reference to Micro Therapeutics’ Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 4, 2003). (2)

10.8.1	Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit 4.1 of Micro Therapeutics’ Registration Statement on Form S-8, No. 333-117139, as filed with the Securities and Exchange Commission on July 2, 2004). (2)

10.23	Stockholder Rights Plan. (Incorporated by reference to Exhibit 1 of Micro Therapeutics’ Form 8-A12G, as filed with the Securities and Exchange Commission on June 3, 1999).

10.23.1	First Amendment to Stockholder Rights Plan. (Incorporated by reference to Exhibit 2 of Micro Therapeutics’ Form 8-A12G/A, as filed with the Securities and Exchange Commission on August 20, 2003).

10.27	Securities Purchase Agreement, dated as May 25, 2001, by and between Micro Therapeutics and Micro Investment, LLC. (Incorporated by reference to Exhibit 2.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2001).

10.31	Lease and Support Services Agreement, dated as of April 18, 2002, by and between Micro Therapeutics and ev3 International, Inc. (Incorporated by reference to Exhibit 10.31 of Micro Therapeutics’ Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2002).

10.35	Stock Purchase Agreement dated September 3, 2002 by and between Micro Therapeutics, Inc. and the holders of the outstanding equity securities of Dendron. (Incorporated by reference to Exhibit 2.2 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2002).

10.36	Employment Offer Letter, dated August 16, 2002, between Micro Therapeutics, Inc. and Thomas C. Wilder III. (Incorporated by reference to Exhibit 10.36 of Micro Therapeutics’ Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on November 14, 2002).

Exhibit Number	Description of Document

10.39	Distribution Support Services Agreement, effective December 31, 2002 between Micro Therapeutics, Inc. and ev3 Endovascular, Inc. (formerly known as ev3 Inc.) (Incorporated by reference to Exhibit 10.39 of Micro Therapeutics’ Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2003).

10.40	Distribution Agreement - U.S. Peripheral Distribution, dated as of April 30, 2003, by and between Micro Therapeutics and ev3 Endovascular, Inc. (formerly known as ev3 Inc.) (Incorporated by reference to Exhibit 10.40 of Micro Therapeutics’ Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003). (3)

10.41	Distribution Agreement (Canada), dated as of June 1, 2003, by and between Micro Therapeutics and ev3 Canada, Inc. (Incorporated by reference to Exhibit 10.41 of Micro Therapeutics’ Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003). (3)

10.42	Distribution Agreement (Japan), dated as of June 1, 2003, by and between Micro Therapeutics and ev3 K.K. (Incorporated by reference to Exhibit 10.42 of Micro Therapeutics’ Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003). (3)

10.43	Distribution Support Services Agreement, dated as of June 2, 2003, by and between Micro Therapeutics and ev3 Endovascular, Inc. (formerly known as ev3 Inc.) (Incorporated by reference to Exhibit 10.43 of Micro Therapeutics’ Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003). (3)

10.44	Amended and Restated Sales Representative Agreement, dated August 4, 2003, by and between Micro Therapeutics and ev3 International, Inc. (Incorporated by reference to Exhibit 10.44 of Micro Therapeutics’ Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003). (3)

10.46	Letter Agreement, dated October 8, 2004, by and among Thomas C. Wilder, III, Micro Therapeutics, Inc. and ev3 LLC (Incorporated by reference to Exhibit 10.46 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 13, 2004). (2)

10.47	Letter of Employment effective July 23, 2004 by and between Micro Therapeutics and William Dippel (Incorporated by reference to Exhibit 10.45 of Micro Therapeutics’ Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on November 17, 2004). (2)

10.48	Separation and Consulting Agreement, effective December 27, 2004, by and between Micro Therapeutics, Inc. and Harold Hurwitz (Incorporated by reference to Exhibit 10.47 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 29, 2004). (2)

10.49	Micro Therapeutics Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.48 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 3, 2005). (2)

10.50	Master Services Agreement, by and between Micro Therapeutics, Inc. and ev3 Endovascular, Inc. (formerly known as ev3 Inc.)

10.51	Letter dated March 28, 2005 from Warburg, Pincus Equity Partners, L.P.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (Included on signature page hereto).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit Number	Description of Document

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.

(1)	Incorporated by reference to the same numbered exhibit of Micro Therapeutics’ Registration Statement on Form SB-2, No. 333-17345.
(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Micro Therapeutics pursuant to Item 13(a) of Form 10-KSB.
(3)	Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to Micro Therapeutics’ application requesting confidential treatment under Rule 406 of the Securities Act of 1933.

MICRO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Micro Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Micro Therapeutics, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Orange County, California

March 29, 2005

MICRO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2004

ASSETS:
Current assets:
Cash and cash equivalents	$11,647,000
Accounts receivable, net of allowance for doubtful accounts of $1,075,000	7,915,000
Receivable from ev3 Endovascular	2,419,000
Inventories, net	6,365,000
Prepaid expenses and other current assets	633,000

Total current assets	28,979,000
Property and equipment, net	2,139,000
Intangible assets, net	7,893,000
Goodwill	20,982,000
Other assets	1,245,000

Total assets	$61,238,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$924,000
Accrued salaries and benefits	1,972,000
Accrued liabilities	3,308,000
Accrued facility consolidation costs	1,296,000
Payable to sellers of Dendron GmbH	3,750,000
Deferred revenue	1,993,000

Total current liabilities	13,243,000

Total liabilities	13,243,000

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $0.001 par value, 70,000,000 shares authorized; 48,425,000 shares issued and outstanding	48,000
Additional paid-in capital	194,551,000
Accumulated deficit	(146,214,000)
Accumulated other comprehensive loss	(390,000)

Total stockholders’ equity	47,995,000

Total liabilities and stockholders’ equity	$61,238,000

The accompanying notes are an integral part of these consolidated financial statements.

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For The Years Ended December 31, 2003 and 2004

	2003	2004
Net sales	$24,482,000	$35,725,000
Cost of sales	9,667,000	14,641,000

Gross margin	14,815,000	21,084,000

Costs and expenses:
Research and development	9,529,000	8,280,000
Clinical and regulatory	8,174,000	6,056,000
Marketing and sales	7,150,000	7,241,000
Distribution fees charged by ev3 Endovascular	6,185,000	6,619,000
General and administrative	10,683,000	13,874,000
Distributor termination	—	823,000
Facility consolidation	—	2,527,000

Total costs and expenses	41,721,000	45,420,000

Loss from operations	(26,906,000)	(24,336,000)

Other income (expense):
Amortization of exchange feature of notes payable	(100,000)	(15,338,000)
Gain on sale of investment	14,647,000	1,728,000
Interest income	95,000	176,000
Interest expense	(182,000)	(315,000)
Stock issuance expense	(600,000)	—
Foreign currency transaction gains	214,000	599,000
Other, net	47,000	38,000

Total other income (expense)	14,121,000	(13,112,000)

Loss before provision for income taxes	(12,785,000)	(37,448,000)
Provision for income taxes	2,000	2,000

Net loss	(12,787,000)	(37,450,000)
Other comprehensive gain (loss)
Foreign currency translation gain (loss)	(429,000)	39,000

Total other comprehensive gain (loss)	(429,000)	39,000

Comprehensive loss	$(13,216,000)	$(37,411,000)

Per share data:
Net loss available to common stockholders	$(12,787,000)	$(37,450,000)

Net loss per share (basic and diluted)	$(0.38)	$(0.86)
Weighted average shares outstanding	33,524,000	43,516,000

The accompanying notes are an integral part of these consolidated financial statements.

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2003 and 2004

	Common Stock Shares	Amount	Additional Paid-In Capital
Balances at January 1, 2003	24,495,000	$24,000	$119,019,000
Common stock issued for cash and cancellation of notes payable, net of costs of $482,000	10,346,000	11,000	21,058,000
Common stock issued under employee stock purchase plan	105,000	—	242,000
Exercise of stock options	114,000	—	537,000
Compensation related to stock option grants			240,000
Retirement of common stock in cancellation of employee notes receivable	(63,000)	—	(350,000)
Beneficial conversion feature of exchangeable notes payable			6,289,000
Common stock issued for stock issuance expense	132,000	—	590,000
Net loss	—	—	—
Other comprehensive loss – foreign currency translation	—	—	—

Balances at December 31, 2003	35,129,000	35,000	147,625,000
Common stock issued for cash and conversion of notes payable, net of costs of $1,172,000	13,145,000	13,000	37,233,000
Common stock issued under employee stock purchase plan	122,000	—	368,000
Exercise of stock options	29,000	—	56,000
Compensation related to stock option grants	—	—	121,000
Beneficial conversion feature of exchangeable notes payable	—	—	9,148,000
Net loss	—	—	—
Other comprehensive loss – foreign currency translation	—	—	—

Balances at December 31, 2004	48,425,000	$48,000	$194,551,000

	Stockholder Notes Receivable	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Gain	Total Stockholders’ Equity
Balances at January 1, 2003	$(385,000)	$(95,977,000)	$—	$22,681,000
Common stock issued for cash and cancellation of notes payable, net of costs of $482,000	—	—	—	21,069,000
Common stock issued under employee stock purchase plan	—	—	—	242,000
Exercise of stock options	—	—	—	537,000
Compensation related to stock option grants			—	240,000
Retirement of common stock in cancellation of employee notes receivable	385,000	—	—	35,000
Beneficial conversion feature of exchangeable notes payable	—	—	—	6,289,000
Common stock issued for stock issuance expense	—	—	—	590,000
Net loss	—	(12,787,000)	—	(12,787,000)
Other comprehensive loss – foreign currency translation	—	—	(429,000)	(429,000)

Balances at December 31, 2003	—	(108,764,000)	(429,000)	38,467,000
Common stock issued for cash and conversion of notes payable, net of costs of $1,172,000	—	—	—	37,246,000
Common stock issued under employee stock purchase plan	—	—	—	368,000
Exercise of stock options	—	—	—	56,000
Compensation related to stock option grants	—	—	—	121,000
Beneficial conversion feature of exchangeable notes payable	—	—	—	9,148,000
Net loss	—	(37,450,000)	—	(37,450,000)
Other comprehensive loss – foreign currency translation	—	—	39,000	39,000

Balances at December 31, 2004	$—	$(146,214,000)	$(390,000)	$47,995,000

The accompanying notes are an integral part of these consolidated financial statements.

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003 and 2004

	2003	2004
Cash flows from operating activities:
Net loss	$(12,787,000)	$(37,450,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,376,000	3,385,000
Amortization of note payable discount	100,000	15,338,000
Non-cash interest expense	—	320,000
Gain on sale of investment	(14,647,000)	(1,728,000)
Impairment of value of equipment due to facility consolidation	—	1,061,000
Issuance of common stock in payment of stock issuance expense	590,000	—
Non-cash compensation	275,000	121,000
(Loss) gain on disposal of equipment	(2,000)	10,000
Change in operating assets and liabilities:
Accounts receivable	(4,094,000)	(1,536,000)
Receivable from ev3 Endovascular	(526,000)	(747,000)
Inventories	(1,208,000)	(1,661,000)
Prepaid expenses and other assets	(368,000)	45,000
Accounts payable	(2,573,000)	(833,000)
Accrued salaries and benefits	967,000	(280,000)
Accrued liabilities	(1,854,000)	(79,000)
Accrued facility consolidation costs	—	1,296,000
Deferred revenue	(42,000)	1,441,000

Net cash used in operating activities	(32,793,000)	(21,297,000)

Cash flows from investing activities:
Acquisition of Dendron GmbH	(116,000)	(3,750,000)
Proceeds from sale of investment	14,647,000	1,728,000
Additions to property and equipment	(1,650,000)	(1,514,000)
Increase in other assets	—	(9,000)
Additions to patents and licenses	(493,000)	(371,000)
Proceeds from sale of equipment	4,000	10,000

Net cash provided by (used in) investing activities	12,392,000	(3,906,000)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	242,000	368,000
Proceeds from exercise of stock options	537,000	56,000
Proceeds from issuance of common stock, net of issuance costs	14,069,000	—
Proceeds from issuance of notes payable	21,000,000	21,008,000
Costs related to issuance of notes payable	—	(1,172,000)

Net cash provided by financing activities	35,848,000	20,260,000
Effect of exchange rate changes on cash	(429,000)	39,000

Net increase (decrease) in cash and cash equivalents	15,018,000	(4,904,000)
Cash and cash equivalents at beginning of year	1,533,000	16,551,000

Cash and cash equivalents at end of year	$16,551,000	$11,647,000

Supplemental cash flow disclosures:
Cash paid during the year for income taxes	$2,000	$2,000
Supplemental schedule of non-cash financing and investing activities
Issuance of common stock in exchange for cancellation or conversion of notes payable and accrued interest	$7,000,000	$38,419,000
Issuance of common stock in payment of stock issuance expense	$590,000	$—

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

2.    Liquidity and Capital Resources:

Since inception, the Company’s costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of approximately $146 million at December 31, 2004. Consequently, the Company has historically financed its operations through debt and equity placements. The Company believes that current resources, augmented by the proceeds available from a letter of support, described further below, from Warburg, Pincus Equity Partners, L.P., or Warburg Pincus, managing member of ev3 LLC, the sole owner of Micro Investment, LLC, the Company’s majority stockholder, will be sufficient to fund its operations and satisfy its obligations for at least the next 12 months, at which time management expects the Company to have achieved cash flow positive operations. In its letter of support, Warburg Pincus has committed to contribute up to $5 million in working capital to the Company, in either a debt or equity transaction. The Warburg Pincus commitment is effective through July 4, 2006 and may be reduced to the extent of proceeds, if any, which become available from a third-party lending or financing arrangement such as the proposed bank loan described below. There is no assurance that such support from Warburg Pincus would not be dilutive to current stockholders. The Company is also negotiating with a bank for the establishment of an asset-based bank loan, the completion of which cannot be assured. The Company’s future liquidity and capital requirements will be influenced by numerous factors, including, but not limited to, progress of the Company’s clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, sales and marketing programs, the performance of ev3 Endovascular Inc. and its subsidiaries under the terms of the agreements with the Company described in Note 16, and the effects of litigation regarding the Company’s intellectual property described in Note 14.

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

Accounts Receivable:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance based on historical write-off experience and the country in which the customer is based. The Company reviews the allowance for doubtful accounts quarterly. Past due

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

The Company continually monitors events and changes in circumstances that could indicate the carrying balances of its property and equipment may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Intangible Assets

Costs incurred to obtain patents and licenses, and amounts ascribed to intangible assets acquired in connection with the Dendron acquisition, are capitalized. All amounts assigned to these intangible assets are amortized on a straight-line basis over an estimated five-year useful life from date of issue or acquisition. The Company continually evaluates the amortization period and carrying basis of intangible assets to determine whether later events and circumstances warrant a revised estimated useful life or reduction in value.

Goodwill

Amounts ascribed to goodwill in connection with the Dendron acquisition are carried at cost. Subsequent to such acquisition, the operations of Dendron were integrated into the Company, and, accordingly, the Company

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considers itself to consist of one reporting unit. In conformity with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates annually, in October or whenever events or changes in circumstances indicate that the asset might be impaired, the carrying amount of goodwill to determine whether events and circumstances have adversely affected the Company so as to warrant a reduction in value.

Revenue Recognition:

Product sales and related cost of sales are recognized upon the shipment of product to customers, some of which are distributors (Note 16), provided the Company has received an order, the price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured and not contingent on subsequent resale. The terms of all product sales are FOB shipping point.

The Company terminated certain of its distribution agreements in 2002, and, under the terms of the related termination agreements, agreed to repurchase certain amounts of inventory from the distributors upon expiration of such agreements. Revenues related to shipments to such distributors of products subject to inventory repurchase commitments are recognized upon the distributors’ sale of such inventory to end-users, and were not material during the year ended December 31, 2003.

In 2003, the Company entered into exclusive distribution agreements with ev3 Endovascular, Inc. (formerly known as ev3 Inc.) and certain of its wholly owned subsidiaries. Under the terms of such agreements, the ev3 entities purchase products from the Company at a fixed percentage of the actual sales prices realized by the ev3 entities from end-user customers. Based on the relationship of the ev3 entities to the Company, as described in Notes 15 and 16, the Company adopted a revenue recognition policy under which revenues related to sales of product to the ev3 entities are deferred and recognized as sales only upon the ev3 entities’ sale of such product to their customers.

Product Warranties

The Company’s products are under warranty against defects in material and workmanship for a period of one year. The Company provides for the estimated future return of inventory and the estimated costs of warranty at the time of sale based on historical experience. Actual results have been within management’s expectations, and did not exceed $65,000 in each of the years ended December 31, 2003 and 2004.

Shipping and Handling Costs

All shipping and handling costs are expensed as incurred and recorded as a component of sales and marketing in the consolidated statement of operations. Such expenses for the year ended December 31, 2003 and 2004 were approximately $143,000 and $352,000, respectively.

Research and Development Costs

Research and development costs, comprising costs to develop new products and enhancements to existing products, manufacturing process improvements, are charged to expense as incurred. Also included in research and development costs is amortization of intangible assets (Note 8).

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2003 and 2004 were approximately $54,000 and $6,000, respectively.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

The financial statements of Dendron are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and a weighted average exchange rate for revenues, expenses, gains and losses. The Company has determined the Euro to be the functional currency for Dendron in conformity with SFAS No. 52, “Foreign Currency Translation.” Gains and losses arising from foreign currency transactions, which amounted to gains of $214,000 in 2003 and $599,000 in 2004, are included in the determination of net loss.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying amounts of the Company’s financial instruments at December 31, 2004 approximate their respective fair values due to their short maturities.

Income Taxes:

The Company follows SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of the assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Net Loss Per Share:

Net loss per share is calculated under the provisions of SFAS No. 128, “Earnings per Share,” by dividing net loss by the weighted average number of common shares issued and outstanding during the period. Potential common shares, represented by options of 444,000, have been excluded from the calculations due to their anti-dilutive effect. Basic and diluted loss per share are the same for the periods presented.

Comprehensive Income (Loss)

The Company follows the provisions of SFAS No. 130, “Comprehensive Income”, which establishes rules for the reporting and display of comprehensive income (loss) and its components, including “other comprehensive income (loss),” which is comprised of foreign currency translation and is excluded from net loss.

Stock-Based Compensation:

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock-based compensation arrangements pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123. Under

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Had compensation cost been determined on the fair value at the grant dates for awards under those plans consistent with the method promulgated by SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	For The Years Ended December 31,
	2003	2004
Net loss
As reported	$(12,787,000)	$(37,450,000)
Deduct: Total stock-based employee compensation expense determined under the fair value method	(839,000)	(1,215,000)

Pro Forma for SFAS No. 123	$(13,626,000)	$(38,665,000)

Loss per share (basic and diluted)
As reported	$(0.38)	$(0.86)
Pro Forma for SFAS No. 123	$(0.41)	$(0.89)

The fair value of each option grant subsequent to the Company’s 1997 initial public offering was estimated on the date of the grant using the Black-Scholes option-pricing model. The assumptions used for the years ended December 31, 2003 and 2004 were as follows: the average risk-free interest rate was 2.77% and 3.65%, respectively; the exercise price is equal to the fair market value of the underlying Common Stock at the grant date; the expected life of the option is the expected time to exercise, estimated to be four years from the date of grant, for options granted to employees, and the term to expiration, generally 10 years from the date of grant, for options granted to non-employees; expected volatility was 63% for both years, The weighted average grant date fair value of options was $3.73 and $3.93, respectively, and the Common Stock is expected to pay no dividends.

See Note 11 for additional information with respect to stock-based compensation.

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

The Company operates in three product lines within one operating segment, in which it develops, manufactures and markets minimally invasive medical devices for diagnosis and treatment of neuro and

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

peripheral vascular diseases: embolic products, neuro access and delivery products, and peripheral vascular and other products. For each of these product lines, the Company’s operating decisions are made primarily at the net sales level. Operating assets and expenses are neither managed nor recorded on a product line basis. The Company operates in two geographical areas, the United States, and international. Revenues are attributed to the country in which the Company’s customer is located.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43, Chapter 4, “Inventory Pricing,”” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires those items be recognized as current-period charges. The provisions of this statement shall be effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” or FAS 123R. FAS 123R revises SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations and SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” FAS 123R requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values in the first interim or annual reporting period beginning after June 15, 2005. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. The Company is evaluating the requirements of FAS 123R and expects that the adoption of FAS 123R will have a material impact on the Company’s consolidated financial position and results of operation. The Company has not determined the method of adoption and it has not determined whether the adoption will result in amounts recognized in the income statement that are similar to the current pro forma disclosures under FAS 123.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets—an amendment of Accounting Principles Board (“APB”) Opinion No. 29.” Accounting for Non-monetary Transactions.” The guidance in APB 29 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the provisions of this statement.

In December 2004, the FASB also issued FSP 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides enterprises more time (beyond the financial-reporting period during which the American Jobs Creation Act took effect) to evaluate the impact on the enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. The FSP, issued on December 21, 2004, went into effect upon being issued. The Company does not expect adoption of this statement to have a material impact on its financial statements.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Cash and Cash Equivalents:

Cash and cash equivalents at December 31, 2004 consist of the following:

Cash	$976,000
Cash equivalents	10,671,000

$11,647,000

Cash equivalents consist of deposits in a money market account.

5.    Accounts Receivable:

Accounts receivable at December 31, 2004 consist of the following:

Trade	$8,873,000
Other	117,000

$8,990,000

Following are changes in the allowance for doubtful accounts during the years ended December 31, 2003 and 2004:

	Balance at beginning of year	Charged to revenue, costs or expenses	Balance at end of year
Year ended December 31, 2004	$478	597	$1,075
Year ended December 31, 2003	$104	374	$478
Year ended December 31, 2002	$57	47	$104

6.    Inventories:

Inventories at December 31, 2004 consist of the following:

Raw materials	$3,965,000
Work-in-process	101,000
Finished goods	3,446,000

7,512,000
Less: Reserve for obsolescence	(1,147,000)

$6,365,000

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Property and Equipment:

Property and equipment at December 31, 2004 consist of the following:

Machinery and equipment	$3,324,000
Tooling	395,000
Leasehold improvements	2,009,000
Furniture and fixtures	731,000
Computer hardware and purchased software	2,524,000
Construction-in-progress	229,000

9,212,000
Less: Accumulated depreciation and amortization	(7,073,000)

$2,139,000

Depreciation and amortization expense for property and equipment for the years ended December 31, 2003 and 2004 was $846,000 and $1,110,000, respectively.

8.    Intangible Assets:

Intangible assets at December 31, 2004 consist of the following:

Patents and licenses	$3,476,000
Acquired technology	10,100,000

13,576,000
Less: Accumulated amortization	(5,683,000)

$7,893,000

Amortization expense for intangible assets for the years ended December 31, 2003 and 2004 was $2,261,000 and $2,275,000, respectively, and is included in research and development expenses in the accompanying consolidated statements of operations.

As of December 31, 2004, future amortization expense for intangible assets acquired is as follows:

Years Ending December 31:
2005	$2,213,000
2006	$2,179,000
2007	$1,621,000
2008	$32,000
2009	$5,000

9.    Notes Payable:

November 2002 and January 2003 Bridge Loan Agreements

On November 18, 2002, the Company obtained a short-term loan by issuing an unsecured $3 million promissory note to Micro Investment in order to satisfy the Company’s anticipated short-term working capital requirements pending the closing of the second stage of the private placement under the terms of the September

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2, 2002 Securities Purchase Agreement (Note 11). The note was due and payable by the Company upon the earlier of (1) the demand of Micro Investment or (2) May 18, 2003. On January 8, 2003, the Company obtained a second short-term loan by issuing an unsecured $4 million promissory note to Micro Investment. The note was due and payable by the Company upon the earlier of (1) the demand of Micro Investment or (2) July 8, 2003. Both notes had stated interest rates of 10% per annum prior to maturity and 12% per annum thereafter. Upon closing of the second stage of the private placement on February 20, 2003, these loans, and related accrued interest payable, were exchanged for shares of the Company’s common stock and the related notes were cancelled.

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

Generally accepted accounting principles, or GAAP, in the United States, considers the difference between the exchange price of $2.73 per share and the closing market price of $3.74 per share on December 4, 2003, the date the note purchase agreement was executed, to represent a beneficial conversion feature of the notes. Under GAAP, the per share beneficial conversion feature is multiplied by the number of shares to be issued in the exchange. The result is recorded as a discount to the notes as of the date of their issuance, and amortized on the interest method over their contractual life. Accordingly, upon issuance of the notes on December 4, 2003, the Company recorded a discount to the notes of approximately $6.3 million, and subsequently recognized amortization of $100,000 in its 2003 results of operations. In January 2004, upon completion of the exchange of the notes for the Company’s common stock, the Company recognized amortization of the remaining unamortized discount, amounting to approximately $6.2 million.

June 2004 Note Purchase Agreement

On June 25, 2004, the Company entered into a note purchase agreement with certain accredited institutional investors under which the Company issued $21 million aggregate principal amount of unsecured exchangeable promissory notes. The notes bore interest at a rate of 7% per annum. Holders of $15 million in aggregate principal amount of the notes are members of ev3 LLC, sole owner of Micro Investment. On August 18, 2004, the Company’s approved the issuance of shares of the Company’s common stock in exchange for the aggregate principal amount of the notes and related accrued interest, at a price of $3.10 per share as set forth in the note purchase agreement, resulting in the issuance of 6,848,166 shares of the Company’s common stock.

As described above, the notes included, as determined by GAAP, a beneficial conversion feature which was calculated as the difference between the exchange price of $3.10 per share and the closing market price of $4.45 per share on June 25, 2004, the date the note purchase agreement was executed, and which amounted to $9.1 million. Such amount was recorded as a discount to the notes, which was amortized in its entirely on August 18, 2004 upon exchange of the notes.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Preferred Stock:

The Company’s Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences and privileges without stockholder approval. At December 31, 2004, no shares of Preferred Stock were issued or outstanding.

11.    Common Stock:

September 2002 Securities Purchase Agreement

On September 3, 2002, the Company entered into a securities purchase agreement with investors, with Micro Investment as the lead investor, under which the Company obtained $30 million in a private placement of the Company’s common stock, in two stages. The first stage of the private placement closed on September 30, 2002, in which the Company issued 4,056,000 shares of its common stock to the investors at a purchase price of $2.08 per share, resulting in aggregate proceeds to the Company of $8,449,000. The second stage of the private placement closed on February 20, 2003 in which the investors purchased an additional 10,346,000 shares of the Company’s common stock at a purchase price of $2.08 per share, resulting in aggregate proceeds to the Company of $21,551,000.

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

The 1993 Plan provides for the issuance of up to 650,000 shares of Common Stock. A summary of the option activity under the 1993 Plan is as follows:

	Incentive	Nonqualified	Total	Weighted Average Per Share Exercise Price
Balances at January 1, 2003	35,000	150,000	185,000	$6.78
Forfeitures	(13,000)	(7,000)	(20,000)	$7.71

Balances at December 31, 2003	22,000	143,000	165,000	$6.79
Exercised	—	(5,000)	(5,000)	$0.46

Balances at December 31, 2004	22,000	138,000	160,000	$7.00

Exercisable at December 31, 2003	14,000	138,000	152,000	$6.79

Exercisable at December 31, 2004	18,000	138,000	156,000	$6.99

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information with respect to outstanding options as of December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Per Share Exercise Prices	Number of Options	Weighted Average Per Share Exercise Prices	Weighted Average Remaining Years	Number of Options	Weighted Average Per Share Exercise Prices
$0.46 – $2.50	5,000	$1.18	2.10	5,000	$1.18
$2.67 – $5.19	22,000	$4.33	4.66	22,000	$4.33
$5.25 – $7.25	56,000	$6.08	6.09	56,000	$6.08
$7.34 – $11.00	77,000	$7.36	6.10	73,000	$7.80

	160,000			156,000

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

The 1996 Plan provides for the issuance of up to 5,750,000 shares of Common Stock, of which 1,390,000 shares were available at December 31, 2004 for future grants. A summary of the option activity under the 1996 Plan is as follows:

	Incentive	Nonqualified	Total	Weighted Average Per Share Exercise Price
Balances at January 1, 2003	1,887,000	1,786,000	3,673,000	$6.58
Granted	595,000	196,000	791,000	$3.74
Exercised	(11,000)	(103,000)	(114,000)	$5.17
Forfeitures	(213,000)	(357,000)	(570,000)	$5.82

Balances at December 31, 2003	2,258,000	1,522,000	3,780,000	$4.83
Granted	273,000	24,000	297,000	$3.95
Exercised	(16,000)	(8,000)	(24,000)	$2.24
Forfeitures	(209,000)	(31,000)	(240,000)	$4.75

Balances at December 31, 2004	2,306,000	1,507,000	3,813,000	$4.78

Exercisable at December 31, 2003	926,000	1,107,000	2,033,000	$6.00

Exercisable at December 31, 2004	1,246000	1,286,000	2,532,000	$5.45

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information with respect to outstanding options as of December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Per Share Exercise Prices	Number of Options	Weighted Average Per Share Exercise Prices	Weighted Average Remaining Years	Number of Options	Weighted Average Per Share Exercise Prices
$0.46 – $ 2.50	973,000	$2.16	7.87	502,000	$2.15
$2.67 – $ 5.19	1,405,000	$4.09	7.72	772,000	$4.34
$5.25 – $7.25	871,000	$5.96	6.40	698,000	$6.01
$7.34 – $11.00	564,000	$9.22	4.13	560,000	$9.23

	3,813,000			2,532,000

Non-Employee Stock-Based Compensation:

In 2003 and 2004, the Company recognized consulting expense, included in research and development expense in the accompanying consolidated statements of operations, of $240,000 and $121,000, respectively, relating to the fair value, as estimated using the Black-Scholes option pricing model, of an aggregate of 373,897 options granted and outstanding to consultants under the 1993 and 1996 Plans. The assumptions used in such Black-Scholes pricing model are the same as those described above in the discussion of “Stock-Based Compensation.”

Employee Stock Purchase Plan:

The Employee Stock Purchase Plan (the “Purchase Plan”) covers an aggregate of 400,000 shares of Common Stock and was designed to qualify as a noncompensatory plan under Section 423 of the Internal Revenue Code. The Purchase Plan permits an eligible employee to purchase Common Stock through payroll deductions not to exceed 20% of the employee’s compensation. An employee’s participation is limited also if such participation results in the employee (a) owning shares or options to purchase shares of stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company, (b) having the right to purchase shares under all employee stock purchase plans of the Company which exceeds $25,000 of fair market value of such shares for any calendar year in which the right is outstanding at any time, or (c) having the right on the last day of any offering period (described below) to purchase in excess of 2,500 shares. The price of the Common Stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period (January 1 or July 1) or on the applicable purchase date (June 30 or December 31). Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. Unless terminated earlier by the Company, the Purchase Plan will terminate in 2007. During 2003 and 2004, purchases by employees under the Purchase Plan resulted in the issuance of 105,000 and 123,000 shares of Common Stock, respectively, and in proceeds to the Company of $242,000 and $368,000, respectively. Compensation expense related to ESPP included in Note 3 above for the year ended December 31, 2003 and 2004 was approximately $98,000 and $65,000, respectively.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Facility Consolidation:

In December 2004, the Company closed its manufacturing facility in Bochum, Germany in order to consolidate its manufacturing operations into a single manufacturing location at its headquarters in Irvine, California, and to eliminate redundant positions in all operating departments. In connection with the facility closure, the Company charged the following costs to result of operations in 2004:

Employee termination benefits	$375,000
Contract termination or cessation of use of contractual rights	898,000
Impairment of asset value	1,254,000

$2,527,000

The Company believes that additional costs might be identified during 2005 as contract termination negotiations progress.

A reconciliation of the accrued liability at December 31, 2004 is as follows:

Costs accrued as of the effective date of facility closure	$2,527,000
Less: Non-cash impairment of assets	(1,254,000)

1,273,000
Effect of foreign currency translation	23,000

Accrued facility consolidation liability at December 31, 2004	$1,296,000

Of the amount accrued at December 31, 2004, the Company expects approximately $1.1 million to be paid during 2005, and the remaining $200,000, consisting primarily of building lease payments, to be paid ratably over a period from 2006 through 2008.

German taxing authorities have not audited the income tax returns of the Company’s German subsidiary, Dendron GmbH, since the Company’s acquisition of Dendron in October 2002. While the Company believes that Dendron has made its tax filings in conformity with German tax regulations, the Company is unable to predict what, if any, areas of inquiry might be made by German tax authorities in connection with an audit in general, or specifically in connection with either the Company’s acquisition of Dendron or the subsequent closure of the German manufacturing facility described above.

13.    Income Taxes:

The Company’s current provision for income tax consisted of $2,000 of state franchise taxes in each of the years 2003 and 2004. The components of the provision for deferred income taxes are as follows:

	For the Years Ended December 31,
	2003	2004
Capitalized research and development costs	$(15,000)	$(613,000)
Intangibles	246,000	(1,838,000)
Accrued expenses	(379,000)	(635,000)
Tax credit carryforwards	(497,000)	(357,000)
Net operating loss carryforwards	(2,803,000)	(5,096,000)
Other	137,000	(618,000)
Valuation allowance	3,311,000	9,157,000

	$—	$—

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	For the Years Ended December 31,
	2003	2004
Statutory regular federal income tax rate	(34.00)%	(34.00)%
Meals and entertainment	0.60	0.16
Stock issuance costs	2.56	0.00
Foreign currency translation	(1.17)	0.00
Tax credit carryforwards	(2.75)	(0.61)
Change in valuation allowance	33.44	24.39
Amortization of conversion feature	0.00	9.71
Other, net	1.34	0.35

Effective tax rate	0.02%	0.00%

The components of the net deferred tax asset at December 31, 2004 are as follows:

Capitalized research and development costs	$10,619,000
Intangibles	854,000
Accrued expenses	1,643,000
Tax credit carryforwards	4,188,000
Net operating loss carryforwards	30,092,000
Other	1,544,000
Valuation allowance	(48,940,000)

Net deferred tax asset	$—

The Company has established a complete valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

At December 31, 2004, the Company had net operating loss carryforwards for federal and state purposes of approximately $74,859,000 and $52,491,000, respectively., which begin expiring in 2009 and 2006, respectively. The Company has research and experimentation credit carryforwards for federal and state purposes of approximately $2,136,000 and $2,052,000, respectively. The research and experimentation credits begin to expire in 2009 for federal purposes and carry forward indefinitely for state purposes. The Company has a manufacturer’s investment credit for state purposes of approximately $145,000. The manufacturer’s investment credit will begin to expire in 2005.

Internal Revenue Code Section 382 and similar state provisions place certain limitations on the annual amount of loss and credit carryforwards that can be utilized if certain changes to a company’s ownership occur. The closing of the second stage of the transaction with Micro Investments (Note 11) resulted in a change of ownership as defined in Section 382 of the Internal Revenue Code. The annual limitation is $5.8 million. The amount of net operating loss subject to this limitation, for federal and state purposes, is approximately $16.1 million and $0 million, respectively. Research and experimentation credit carryovers are also subject to the limitation under Internal Revenue Code Section 382 and similar state provision. The utilization of net operating

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loss carryovers and other tax attributes may be subject to further substantial limitations if certain ownership changes occur in future periods. The Company has not yet considered the impact of net built-in gains and its impact on the annual limitation.

At December 31, 2004, Dendron had foreign net operating loss carryforwards of approximately $9.4 million. The losses carry over indefinitely, unless certain changes in business operations, as defined, occur during the carryover period. The Company has established a complete valuation allowance against these deferred tax assets since it cannot be established that this foreign subsidiary’s German net operating loss carryforwards will be fully utilized.

14.    Commitments and Contingencies:

On October 4, 2002, the Company completed the purchase of all of the outstanding shares of equity stock of Dendron GmbH, a privately held, German-based developer and manufacturer of neurovascular focused products such as embolic coils for the treatment of brain aneurysms. Under the terms of the stock purchase agreement, future payments to the Dendron sellers, aggregating up to $15,000,000, are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In December 2003, the $4 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the Dendron sellers of $3.75 million was recognized in 2003 as additional consideration of the acquisition, which was paid to the Dendron sellers in 2004. In 2004, the $5 million revenue target for sales of Dendron products during 2004 was met. Accordingly, a second payment to the former Dendron stockholders of $3.75 million will be due, and such amount has been included in accrued liabilities in the accompanying consolidated balance sheet. A final additional payment of $7.5 million is contingent upon Dendron products achieving annual revenues of $25 million in any year during the years 2003 through 2008. Such final payment would be due in the year following the year of target achievement.

In connection with the acquisition, the Company terminated the then-existing distribution agreements with substantially all of Dendron’s distributors. Based on negotiations, and on agreements reached, with the distributors, the Company believes it has satisfied its obligations to such distributors, however, negotiations with certain of the distributors have not been concluded.

The Company has an operating lease for office, research and manufacturing space in a facility located in Irvine, California, which expires in 2005 and has one five-year renewal option. In addition, the Company leases production facilities and office space in Bochum, Germany, under operating lease agreements with terms expiring through 2011 (Note 12).

As of December 31, 2004, the future noncancelable minimum lease commitments are as follows:

Years Ending December 31:
2005	797,000
2006	863,000
2007	937,000
2008	881,000
Thereafter	1,872,000

$5,350,000

Rent expense for the years ended December 31, 2003 and 2004 was $732,000 and $760,000, respectively.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has agreements with certain of its suppliers of coatings for its microcatheter, access and delivery products under which the Company pays royalties in a range of 3% to 5% of sales of such products bearing either of such coatings. Royalty expense under these agreements aggregated $243,000 in 2003 and $591,000 in 2004, and is included in cost of goods sold in the accompanying consolidated statements of operations.

The Company administers a 401(k) Savings Plan on behalf of qualified employees. The Company may, at its option, contribute to the plan, but has not done so since the plan’s inception. Expenses to administer the plan are borne by the Company and have amounted to approximately $30,000 and $15,000 in 2003 and 2004, respectively.

A description of litigation to which the Company is a party is as follows:

In September 2000, Dendron, which was acquired by MTI in 2002, was named as the defendant in three patent infringement lawsuits brought by the Regents of the University of California, as the plaintiff, in the District Court (Landgericht) in Dusseldorf, Germany. The complaints requested a judgment that Dendron’s EDC I coil device infringed three European patents held by the plaintiff and asked for relief in the form of an injunction that would prevent Dendron from producing and selling the devices within Germany and selling from Germany to physician customers abroad, as well as an award of damages caused by Dendron’s alleged infringement, and other costs, disbursements and attorneys’ fees. In August 2001, the court issued a written decision that EDC I coil devices did infringe the plaintiff’s patents, enjoined Dendron from selling the devices within Germany and from Germany to physician customers abroad, and requested that Dendron disclose the individual products’ costs as the basis for awarding damages. In September 2001, Dendron appealed the decision. In addition, Dendron instituted challenges to the validity of each of these patents by filing opposition proceedings with the European Patent Office, or EPO, against one of the patents (MTI joined Dendron in this action in connection with its acquisition of Dendron), and by filing, with MTI, nullity proceedings with the German Federal Patents Court against the German component of the other two patents. In February and March 2003, the Dusseldorf Court of Appeals stayed the litigation proceedings, pending decisions by the German Federal Patents Court and the EPO.

On July 4, 2001, the University of California filed another suit against Dendron alleging that the EDC I coil device infringed another European patent held by the plaintiff. The complaint was filed in the District Court of Dusseldorf, Germany seeking additional monetary and injunctive relief. In April 2002, the Court found that EDC I coil devices did infringe the plaintiff’s patent. The case is under appeal and, likewise, has been stayed by the Dusseldorf Court of Appeal in view of the pending opposition proceedings filed by Dendron against the patent in the European Patent Office.

An accrual for the matters discussed above was included in the balance sheet of Dendron as of the date of its acquisition by the Company, and, accordingly, is included in accrued liabilities in the accompanying consolidated balance sheet. Dendron ceased all activities with respect to the EDC I coil device prior to MTI’s October 2002 acquisition of Dendron.

Concurrent with its acquisition of Dendron, the Company initiated a series of legal actions in the Netherlands and the United Kingdom, which included a cross-border action that was heard by a Dutch court, as further described below. The primary purpose of these actions was to assert both invalidity and non-infringement by the Company of certain patents held by others. The range of patents at issue are held by the Regents of the University of California, with Boston Scientific Corporation subsidiaries named as exclusive licensees, collectively referred to as the “patent holders,” related to detachable coils and certain delivery catheters.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2003, the Dutch court ruled the three patents at issue related to detachable coils are valid and that the Company’s Sapphire coils do infringe such patents. The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid. Under the court’s ruling, the Company has been enjoined from engaging in infringing activities related to the Sapphire coils in most countries within the European Union, and may be liable for then-unspecified monetary damages for activities engaged in by the Company since September 27, 2002. In February 2005, the Company received an initial claim from the patent holders with respect to monetary damages amounting to €3.6 million, with which the Company disagrees. Court hearings will be held regarding such claims. The Company has filed an appeal with the Dutch court, and believes that, since the date of injunction in each separate country it is in compliance with the Dutch court’s injunction and the Company intends to continue such compliance. Regardless of the outcome of the appeal, the scope of the damages would be subject to further legal proceedings, and, therefore, cannot be reasonably estimated.

In January 2003, the Company initiated a legal action in the English Patents Court seeking a declaration that a patent held by the patent holders related to delivery catheters was invalid, and that the Company’s products did not infringe this patent. The patent in question was the U.K. designation of the same patent that was found by the Dutch court in October 2003 to be invalid, as discussed above. The patent holders counterclaimed for alleged infringement by the Company. In February 2005, the court approved an interim settlement between the parties under which the patent holders are required to surrender such patent to the U.K. Comptroller of Patents, and to pay the Company’s costs associated with the legal action, including interest. As a result, the Company has received interim payments from the patent holders aggregating £500,000, equivalent to approximately $950,000 based on the dates of receipt, which the Company recorded as a reduction of litigation expense upon receipt of such funds in 2005. The parties intend to continue discussions regarding payment by the patent holders of the remaining costs incurred by the Company in such litigation. As a result of the interim settlement, the Company anticipates that it will no longer be involved in litigation in the U.K., although no assurance can be given that no other litigation involving the Company may arise in the U.K.

In the United States, concurrent with the FDA’s marketing clearance of the Sapphire line of embolic coils received in July 2003, the Company initiated a declaratory judgment action against the patent holders in the United States District Court for the Western District of Wisconsin. The action included assertions of non-infringement by the Company and invalidity of a range of patents held by the patent holders related to detachable coils and certain delivery catheters. In October 2003, the court dismissed the Company’s actions for procedural reasons without prejudice and without decision as to the merits of the parties’ positions. In December 2003, the University of California filed an action against the Company in the United States District Court for the Northern District of California alleging infringement by the Company with respect to a range of patents held by the University of California related to detachable coils and certain delivery systems. The Company has filed a counterclaim against the University of California asserting non-infringement by the Company, invalidity of the patents and inequitable conduct in the procurement of certain patents. In addition, the Company filed a claim against the University of California and Boston Scientific Corporation for violation of federal antitrust laws, with the result that the court has subsequently decided to add Boston Scientific as a party to the litigation. A trial date has not been set.

The Company is involved in other litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse effect on the Company’s financial position or results of operations.

15.    Related Party Transactions:

The Company has entered into various licensing and consulting agreements, some of which are either with stockholders or with consultants to whom the Company has granted options to purchase shares of the Company’s

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock in conformity with either the 1993 or 1996 Plans (Note 11). Under these agreements, the Company is required to pay royalties ranging from 1% to 5% of net sales on applicable products, some of which are in development, as defined in the individual licensing and consulting agreements. Royalty expense under these agreements was $91,000 and $90,000 in 2003 and 2004, respectively.

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

The Company has entered into several agreements with ev3 Endovascular, Inc., formerly known as ev3 Inc., and its subsidiaries, as described below. Of the seven members of the Company’s Board of Directors, four members directly or indirectly hold equity interests in ev3 LLC, sole owner of ev3 Endovascular and of Micro Investment, the Company’s majority stockholder. In addition, of these four individuals, the Chairman of the Company’s Board of Directors is President and Chief Executive Officer of ev3 LLC and ev3 Endovascular; the remaining three individuals are directors of ev3 Endovascular.

The Company has a Lease and Support Services Agreement with ev3 International, Inc., a related party as described below, under which the Company provides ev3 International with office space and certain facility- related and administrative services in exchange for a fee. The agreement’s initial term extends into 2005, and may be renewed for an additional two years. The fee is to be annually recalculated, based on the square footage utilized by ev3 International and the Company’s budgeted facility costs. The Company also charges ev3 International for the cost of one administrative employee. Amounts charged to ev3 International by the Company for these items amounted to $79,000 and $106,000 in 2003 and 2004, respectively.

The Company has a Master Services Agreement with ev3 Endovascular, under which ev3 Endovascular installed the Company’s primary information system and renders information technology support services. Amounts charged by ev3 Endovascular for such services amounted to $207,000 and $397,000 in 2003 and 2004, respectively.

As discussed in Note 16, the Company is a party to several agreements with ev3 Endovascular and subsidiaries that cover aspects of sales, marketing and distribution of the Company’s products. At December 31, 2003 and 2004, amounts payable to ev3 Endovascular and subsidiaries under the terms of such agreements and included as a component of the net receivable from ev3 Endovascular in the accompanying 2004 consolidated balance sheet aggregated $993,000 and $625,000, respectively.

16.    Distribution Agreements:

Century Medical, Inc.

In December 2001, the Company commenced discussions with Century, then the exclusive distributor of the Company’s products in Japan, regarding modification or termination of their then-existing distribution agreement entered into in September 1998. On April 1, 2002, the Company and Century signed a Regulatory Transition and Short-Term Distribution Agreement, which superseded the September 1998 distribution agreement, provided for the transition, over a one-year period ended March 31, 2003, of regulatory responsibilities in Japan from Century

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the Company with respect to the Company’s products, and provided for the termination of Century’s Japanese distributorship on March 31, 2003.

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

ev3 Endovascular, Inc. and Subsidiaries

ev3 Endovascular, Inc. and its subsidiaries are related parties, as further discussed in Note 15.

Service Agreements

Effective as of December 31, 2002, the Company entered into a distribution support services agreement with ev3 Endovascular whereby ev3 Endovascular assumed responsibility for inventory management, customer service, and administrative tasks in connection with the sales and marketing of the Company’s peripheral vascular product line in the U.S. and Canada. Under the agreement, the Company was charged a fee based on a fixed percentage of gross end-customer sales of applicable products. The agreement was replaced in April 2003 by a distribution agreement with ev3 Endovascular, described below.

In June 2003, the Company and ev3 Endovascular entered into a distribution support services agreement under which ev3 Endovascular performs inventory and administrative services with respect to certain finished goods inventory of the Company’s products. Under the terms of the agreement, ev3 Endovascular charges the Company a fee based on a fixed percentage of gross end-customer sales realized by the Company from sales of such products.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fees charged by ev3 Endovascular and ev3 International to the Company under the terms of the agreements described above aggregated $6,185,000 and $6,619,000 in 2003 and 2004, respectively.

At December 31, 2004, ev3 International owed the Company $2,484,000 for amounts it collected from customers on the Company’s behalf, that was remitted to the Company in January 2005, in conformity with the terms of the sales representative agreement described above. In addition, included in accounts receivable in the accompanying consolidated balance sheet is approximately $7,050,000 representing amounts due to the Company from third parties pursuant to sales transactions in which ev3 International acted as the Company’s sales representative, and will act as the collection agent on the Company’s behalf, in conformity with the August 2003 agreement described above.

Distribution Agreements

In April 2003, the Company and ev3 Endovascular entered into a distribution agreement, which superseded the December 2002 distribution support services agreement described above. Under the terms of the agreement,

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ev3 Endovascular purchases peripheral vascular products from the Company at a fixed percentage of the actual sales prices realized by ev3 Endovascular from end-user customers. The Company’s collection of payment from ev3 Endovascular for such purchases is fixed by the terms of the agreement, and is not contingent upon ev3 Endovascular’s collections from its customers. However, based on the relationship of ev3 Endovascular to the Company, as described above, the Company adopted a revenue recognition policy under which revenues related to sales of product to ev3 Endovascular under the terms of the agreement are recognized only upon ev3 Endovascular’s sale of such product to its customers.

In June 2003, the Company entered into separate distribution agreements with ev3 K.K. (Japan) and ev3 Canada, Inc., both wholly owned subsidiaries of ev3 Endovascular (collectively, the “ev3 subsidiaries”). Under the terms of such distribution agreements, both of the ev3 subsidiaries purchase peripheral and neurovascular products from the Company at a fixed percentage of the actual sales prices realized by the ev3 subsidiaries from end-user customers. The Company’s collection of payment from the ev3 subsidiaries for such purchases is fixed by the terms of the agreements, and is not contingent upon the ev3 subsidiaries’ collections from their customers. However, based on the relationship of the ev3 subsidiaries to the Company, as described above, the Company adopted a revenue recognition policy under which revenues related to sales of product to the ev3 subsidiaries under the terms of the agreements are recognized only upon the ev3 subsidiaries’ sales of such products to their customers.

At December 31, 2004, ev3 Endovascular and the ev3 subsidiaries owed an aggregate of $560,000 to the Company for purchases made from the Company under the terms of the agreements as described above. Such amount is included as a component of the net receivable from ev3 Endovascular in the accompanying consolidated balance sheet.

Other Distribution Agreements

The Company’s products are distributed internationally, other than under the terms of the agreements described above, by various independent distributors.

17.    Concentrations of Credit Risk:

At December 31, 2004, the Company had approximately $11,547,000 of cash and cash equivalents that were in excess of the federally insured limit of $100,000 per bank. All such investments are in the custody of one bank.

In addition, at December 31, 2004 the Company maintained certificates of deposit, amounting to $1,169,000, with the same bank described above. Such certificates served as collateral for letters of credit issued by the bank in connection with requirements by foreign taxing authorities. Accordingly, such certificates were restricted as to use and are included in other assets in the accompanying consolidated balance sheet. In 2005, certain of the certificates of deposit no longer were required to serve as collateral. Accordingly, in 2005, $884,000 of certificates of deposit was not renewed and such amount was deposited in the Company’s operating bank account.

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Product Line Information:

Information with respect to net sales for the years ended December 31, 2003 and 2004 is as follows:

	Year Ended December 31,
	2003	2004
Product Lines
Embolic products	$8,221,000	$12,714,000
Neuro access and delivery products	13,530,000	20,174,000
Peripheral blood clot therapy and other	2,731,000	2,837,000

Total net sales	$24,482,000	$35,725,000

Geographic Markets
United States	$8,197,000	$12,142,000
International	16,285,000	23,583,000

Total net sales	$24,482,000	$35,725,000

No customer accounted for 10% or more of the Company’s net sales in 2003 and 2004.

Sales to customers in Germany accounted for 11% of total net sales in 2003. No aggregate sales in any other country outside the United States accounted for 10% or more of total net sales in 2003. No aggregate sales in any other country outside the United States accounted for 10% or more of total net sales in 2004.

19.    Licensing Transactions:

The Company has a license agreement with Genyx Medical, Inc., (“Genyx”). The license agreement allows Genyx to develop non-vascular applications for gynecological and urological procedures using the Company’s proprietary Onyx technology. The license agreement also provides for a royalty arrangement whereby Genyx will compensate the Company based on net revenues derived from sale of licensed products by Genyx. As partial consideration for entering into the license agreement, the Company received shares of Genyx common stock, which approximated 14% of Genyx’s outstanding equity voting interests as of the date of its acquisition as discussed below.

In January 2005, C.R. Bard Inc. acquired certain assets of Genyx. Pursuant to such acquisition, the Company received $3.7 million as its pro-rata distribution, which the Company recorded as other income upon receipt of such funds in 2005.

The Company has a license agreement with Enteric Medical Technologies, Inc. under which Enteric may develop non-vascular applications using the Company’s proprietary Onyx technology in the gastrointestinal tract, and pay the Company a royalty based on net revenues derived form Enteric’s sale of licensed products. As partial consideration for entering into the license agreement, the Company received shares of Enteric common stock, which approximated 20% of Enteric’s outstanding equity voting interests as of the date of its acquisition as discussed below.

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

MICRO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

received its pro rata share of the Closing Payment, amounting to nearly $7.4 million, representing a gross Closing Payment of $8.4 million, less escrowed funds of 10%, or $840,000, and other reserves amounting to $200,000.

In addition, the merger agreement gave each Enteric stockholder the right to receive a pro rata share of a two contingent payments, should Enteric have achieved defined milestones on or before the fifth anniversary of the merger agreement. In January and April 2003, Enteric achieved the first and second such milestones, respectively, and the Company recorded as gain on sale of investment its pro rata share of the contingent payments when such payments, aggregating $14.6 million, were received in 2003. In May 2004, the Company received a $1.7 million distribution from amounts previously set aside in escrow, under the terms of the merger agreements, and recognized additional gain on sale of investment when such payment was received in 2004. The Company will record income from future distributions, if any, of unexpended escrow funds upon notification from Boston Scientific as to the release of such funds from escrow, the time frame for which is defined in the merger agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRO THERAPEUTICS, INC.

Dated: March 31, 2005	By:	/s/ THOMAS C. WILDER III
Thomas C. Wilder III President and Chief Executive Officer

We, the undersigned directors and officers of Micro Therapeutics, Inc., do hereby constitute and appoint Thomas C Wilder III our true and lawful attorney and agent, with full powers of substitution to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS C. WILDER III Thomas C. Wilder III	President and Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 31, 2005

/s/ JAMES CORBETT James Corbett	Director and Chairman of the Board	March 31, 2005

/s/ GEORGE WALLACE George Wallace	Director	March 31, 2005

/s/ DALE SPENCER Dale Spencer	Director	March 31, 2005

/s/ ELIZABETH WEATHERMAN Elizabeth Weatherman	Director	March 31, 2005

/s/ RICHARD EMMITT Richard Emmitt	Director	March 31, 2005

Richard Randall	Director

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Micro Therapeutics, as currently in effect (Incorporated by reference to Exhibit 3.1 of Micro Therapeutics’ Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 13, 2004).

3.2	Bylaws of Micro Therapeutics, as currently in effect. (Incorporated by reference to Exhibit 3.2.1 of Micro Therapeutics’ Registration Statement on Form S-3, No. 333-68554, as filed with the Securities and Exchange Commission on August 8, 2001).

10.1	Form of Directors’ and Officers’ Indemnification Agreement. (1)

10.4	Industrial Real Estate Lease dated June 10, 1998 between Micro Therapeutics and New Goodyear, LTD., a California Limited Partnership. (Incorporated by reference to Exhibit 10.4 of Micro Therapeutics’ Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1999).

10.4.1	First Amendment to Lease, dated as of May 28, 2003, by and between Micro Therapeutics and EJM Development Co. (Incorporated by reference to Exhibit 10.4.1 of Micro Therapeutics’ Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003).

10.6	1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan. (1), (2)

10.7.1	1996 Stock Incentive Plan, as amended. (Incorporated by reference to Micro Therapeutics’ Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 4, 2003). (2)

10.8.1	Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit 4.1 of Micro Therapeutics’ Registration Statement on Form S-8, No. 333-117139, as filed with the Securities and Exchange Commission on July 2, 2004). (2)

10.23	Stockholder Rights Plan. (Incorporated by reference to Exhibit 1 of Micro Therapeutics’ Form 8-A12G, as filed with the Securities and Exchange Commission on June 3, 1999).

10.23.1	First Amendment to Stockholder Rights Plan. (Incorporated by reference to Exhibit 2 of Micro Therapeutics’ Form 8-A12G/A, as filed with the Securities and Exchange Commission on August 20, 2003).

10.27	Securities Purchase Agreement, dated as May 25, 2001, by and between Micro Therapeutics and Micro Investment, LLC. (Incorporated by reference to Exhibit 2.1 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2001).

10.31	Lease and Support Services Agreement, dated as of April 18, 2002, by and between Micro Therapeutics and ev3 International, Inc. (Incorporated by reference to Exhibit 10.31 of Micro Therapeutics’ Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2002).

10.35	Stock Purchase Agreement dated September 3, 2002 by and between Micro Therapeutics, Inc. and the holders of the outstanding equity securities of Dendron. (Incorporated by reference to Exhibit 2.2 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2002).

10.36	Employment Offer Letter, dated August 16, 2002, between Micro Therapeutics, Inc. and Thomas C. Wilder III. (Incorporated by reference to Exhibit 10.36 of Micro Therapeutics’ Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on November 14, 2002).

10.39	Distribution Support Services Agreement, effective December 31, 2002 between Micro Therapeutics, Inc. and ev3 Endovascular, Inc. (formerly known as ev3 Inc.) (Incorporated by reference to Exhibit 10.39 of Micro Therapeutics’ Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2003).

10.40	Distribution Agreement - U.S. Peripheral Distribution, dated as of April 30, 2003, by and between Micro Therapeutics and ev3 Endovascular, Inc. (formerly known as ev3 Inc.) (Incorporated by reference to Exhibit 10.40 of Micro Therapeutics’ Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003). (3)

Exhibit Number	Description of Document

10.41	Distribution Agreement (Canada), dated as of June 1, 2003, by and between Micro Therapeutics and ev3 Canada, Inc. (Incorporated by reference to Exhibit 10.41 of Micro Therapeutics’ Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003). (3)

10.42	Distribution Agreement (Japan), dated as of June 1, 2003, by and between Micro Therapeutics and ev3 K.K. (Incorporated by reference to Exhibit 10.42 of Micro Therapeutics’ Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003). (3)

10.43	Distribution Support Services Agreement, dated as of June 2, 2003, by and between Micro Therapeutics and ev3 Endovascular, Inc. (formerly known as ev3 Inc.) (Incorporated by reference to Exhibit 10.43 of Micro Therapeutics’ Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003). (3)

10.44	Amended and Restated Sales Representative Agreement, dated August 4, 2003, by and between Micro Therapeutics and ev3 International, Inc. (Incorporated by reference to Exhibit 10.44 of Micro Therapeutics’ Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 13, 2003). (3)

10.46	Letter Agreement, dated October 8, 2004, by and among Thomas C. Wilder, III, Micro Therapeutics, Inc. and ev3 LLC (Incorporated by reference to Exhibit 10.46 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 13, 2004). (2)

10.47	Letter of Employment effective July 23, 2004 by and between Micro Therapeutics and William Dippel (Incorporated by reference to Exhibit 10.45 of Micro Therapeutics’ Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on November 17, 2004). (2)

10.48	Separation and Consulting Agreement, effective December 27, 2004, by and between Micro Therapeutics, Inc. and Harold Hurwitz (Incorporated by reference to Exhibit 10.47 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 29, 2004). (2)

10.49	Micro Therapeutics Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.48 of Micro Therapeutics’ Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 3, 2005). (2)

10.50	Master Services Agreement, by and between Micro Therapeutics, Inc. and ev3 Endovascular, Inc. (formerly known as ev3 Inc.)

10.51	Letter, dated March 28, 2005, from Warburg, Pincus Equity Partners L.P.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (Included on signature page hereto).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.

(1)	Incorporated by reference to the same numbered exhibit of Micro Therapeutics’ Registration Statement on Form SB-2, No. 333-17345.
(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Micro Therapeutics pursuant to Item 13(a) of Form 10-KSB.
(3)	Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to Micro Therapeutics’ application requesting confidential treatment under Rule 406 of the Securities Act of 1933.