Form 10-Q
period 2005-04-03
MICRO THERAPEUTICS INC
filed 2005-05-18
CIK 311407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission file number 000-06523

MICRO THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0569235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2 Goodyear, Irvine, California 92618

(Address of principal executive offices)

(949) 837-3700

(Issuer’s telephone number)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 6, 2005, 48,427,305 shares of the registrant’s only class of common stock were outstanding.

MICRO THERAPEUTICS, INC.

Item 1. Financial Statements

MICRO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and April 3, 2005

(Unaudited)

	December 31, 2004	April 3, 2005
ASSETS:
Current assets:
Cash and cash equivalents	$11,647,000	$12,940,000
Accounts receivable, net of allowances	7,712,000	7,794,000
Receivable from ev3 Endovascular	2,419,000	1,575,000
Inventories, net	6,365,000	6,411,000
Prepaid expenses and other current assets	633,000	560,000

Total current assets	28,776,000	29,280,000
Property and equipment, net	2,139,000	2,351,000
Intangible assets, net	7,893,000	7,188,000
Goodwill	20,982,000	20,982,000
Other assets	1,245,000	356,000

Total assets	$61,035,000	$60,157,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$924,000	$837,000
Accrued salaries and benefits	1,972,000	1,653,000
Accrued liabilities	3,105,000	2,775,000
Accrued facility consolidation costs	1,296,000	829,000
Payable to sellers of Dendron GmbH	3,750,000	3,750,000
Deferred revenue and other liabilities	1,993,000	1,934,000

Total current liabilities	13,040,000	11,778,000

Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 70,000,000 shares authorized; 48,425,000 shares issued and outstanding at December 31, 2004 and 48,427,000 shares issued and outstanding at April 3, 2005	48,000	48,000
Additional paid-in capital	194,551,000	194,601,000
Accumulated deficit	(146,214,000)	(146,277,000)
Accumulated other comprehensive gain (loss)	(390,000)	7,000

Total stockholders’ equity	47,995,000	48,379,000

Total liabilities and stockholders’ equity	$61,035,000	$60,157,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For The Three Months Ended April 4, 2004 and April 3, 2005

(Unaudited)

	For The Three Months Ended
	April 4, 2004	April 3, 2005
Net sales	$7,574,000	$11,385,000
Cost of sales	3,388,000	4,061,000

Gross margin	4,186,000	7,324,000

Costs and expenses:
Research and development	2,223,000	2,549,000
Clinical and regulatory	1,615,000	988,000
Marketing and sales	1,761,000	2,374,000
Distribution fees charged by ev3 Endovascular	1,280,000	2,027,000
General and administrative	3,448,000	2,847,000
Facility consolidation	—	192,000

Total costs and expenses	10,327,000	10,977,000

Loss from operations	(6,141,000)	(3,653,000)

Other income (expense):
Amortization of exchange feature of notes payable	(6,190,000)	—
Interest income	35,000	84,000
Interest expense	(98,000)	(4,000)
Gain on sale of investment	—	3,733,000
Foreign currency transaction gain (loss)	37,000	(312,000)
Other income	17,000	91,000

Total other income (expense)	(6,199,000)	3,592,000

Loss before provision for income taxes	(12,340,000)	(61,000)
Provision for income taxes	2,000	2,000

Net loss	(12,342,000)	(63,000)

Other comprehensive income
Foreign currency translation gain	131,000	397,000

Total other comprehensive income	131,000	397,000

Comprehensive income (loss)	$(12,211,000)	$334,000

Per share information
Net loss available to common stockholders	$(12,342,000)	$(63,000)
Net loss per share (basic and diluted)	$(0.31)	$(0.00)
Weighted average shares used in computation of net loss per share (basic and diluted)	39,505,000	48,426,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended April 4, 2004 and April 3, 2005

(Unaudited)

	2004	2005
Cash flows from operating activities:
Net loss	$(12,342,000)	$(63,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of exchange feature of notes payable	6,190,000	—
Non-cash interest expense	98,000	—
Abandonment of patents	—	179,000
Depreciation and amortization	828,000	813,000
Gain on sale of investment	—	(3,733,000)
Non-cash compensation	81,000	45,000
Provision for doubtful accounts	116,000	115,000
Provision for inventory obsolescence	90,000	(31,000)
Change in operating assets and liabilities:
Accounts receivable	(177,000)	(197,000)
Receivable from ev3	(699,000)	844,000
Inventories	(190,000)	(15,000)
Prepaid expenses and other current assets	333,000	73,000
Accounts payable	(502,000)	(87,000)
Accrued salaries and benefits	(778,000)	(319,000)
Accrued liabilities	52,000	(797,000)
Deferred revenue and other liabilities	784,000	(59,000)

Net cash used in operating activities	(6,116,000)	(3,232,000)

Cash flows from investing activities:
Proceeds from sale of investment	—	3,733,000
Additions to property and equipment	(310,000)	(444,000)
Additions to patents and licenses	(118,000)	(53,000)
Proceeds from conversion of formerly restricted certificates of deposit	—	880,000
Change in other assets	—	8,000

Net cash (used in) provided by investing activities	(428,000)	4,124,000

Cash flows from financing activities:
Proceeds from exercise of stock options	5,000	4,000
Costs from issuance of notes payable and exchange of notes for common stock	(701,000)	—

Net cash (used in) provided by financing activities	(696,000)	4,000

Effect of exchange rates on cash	131,000	397,000

Net (decrease) increase in cash and cash equivalents	(7,109,000)	1,293,000
Cash and cash equivalents at beginning of period	16,551,000	11,647,000

Cash and cash equivalents at end of period	$9,442,000	$12,940,000

Cash paid for income taxes	$2,000	$2,000
Cash paid for interest	$—	$7,000
Supplemental non-cash flow disclosure:
Exchange of notes payable and related accrued interest for issuance of common stock	$17,190,000	$—

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Description

Micro Therapeutics, Inc. (“MTI” or the “Company”) was incorporated on June 11, 1993 in California and was reincorporated in Delaware in November 1996 to develop, manufacture and market minimally invasive medical devices for the diagnosis and treatment of vascular disease.

Liquidity and Capital Resources

Since inception, the Company’s costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of approximately $146 million at April 3, 2005. Consequently, the Company has historically financed its operations through debt and equity placements. The Company believes that current resources, including its new credit facility described in Note 15, augmented by the proceeds available from a letter of support, described further below, from Warburg, Pincus Equity Partners, L.P., (“Warburg Pincus”), managing member of ev3 LLC, the sole owner of Micro Investment, LLC, the Company’s majority stockholder (“Micro Investment”), will be sufficient to fund its operations and satisfy its obligations for at least the next 12 months, at which time management expects the Company to have achieved positive cash flow operations. In its letter of support, Warburg Pincus has committed to contribute up to $5 million in working capital to the Company, in either a debt or equity transaction. The Warburg Pincus commitment is effective through July 4, 2006 and will be reduced to the extent of proceeds that become available from a third-party lending or financing arrangement such as the credit facility described in Note 15. There is no assurance that financing from Warburg Pincus would not be dilutive to current stockholders. The Company’s future liquidity and capital requirements will be influenced by numerous factors, including, but not limited to, progress of the Company’s clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, sales and marketing programs, the performance of ev3 Endovascular, Inc. and its subsidiaries under the terms of the agreements with the Company described in Note 10, and the effects of litigation regarding the Company’s intellectual property described in Note 9.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Micro Therapeutics, Inc. and its wholly-owned subsidiaries, Micro Therapeutics International, Inc., incorporated on June 30, 2000 for the purpose of carrying out certain of the Company’s international activities, and Dendron GmbH, acquired on October 4, 2002 (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reporting Periods

The Company’s fiscal quarters end on the Sunday nearest to the end of the related calendar quarter, except that the fourth fiscal quarter ends on December 31. Accordingly, the first three fiscal quarters in 2004 ended on April 4, July 4 and October 3. The corresponding fiscal quarters in 2005 ended or end on April 3, July 3 and October 2.

Unaudited Interim Financial Information

The unaudited consolidated financial statements included in this Form 10-Q have been prepared pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X, are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The unaudited consolidated financial statements in the Company’s 2004 Annual Report on Form 10-KSB include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to state fairly the unaudited consolidated financial statements for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

Intangible Assets

Costs incurred to obtain patents and licenses, and amounts ascribed to intangible assets acquired in connection with the Company’s acquisition of Dendron, are capitalized. All amounts assigned to these intangible assets are amortized on a straight-line basis over an estimated five-year useful life from the date of issue or acquisition. The Company continually evaluates the amortization period and carrying basis of intangible assets to determine whether later events and circumstances warrant a revised estimated useful life or reduction in value.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires those items be recognized as current-period charges. The provisions of this statement shall be effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R. FAS 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” related interpretations, and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The Company is required to adopt SFAS 123R beginning January 1, 2006. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. The Company is evaluating the requirements of FAS 123R and expects that the adoption of FAS 123R will have a material impact on the Company’s consolidated financial position and results of operation, although the Company has not determined the method of adoption among the alternatives permitted under the provisions of FAS 123R.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—an amendment of Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Non-monetary Transactions.” The guidance in APB 29 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the provisions of this statement. The Company does not expect adoption of this statement to have a material effect.

In December 2004, the FASB also issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides enterprises more time (beyond the financial-reporting period during which the American Jobs Creation act took effect) to evaluate the impact on the enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” The FSP, issued on December 21, 2004, went into effect upon being issued. The Company does not expect adoption of this statement to have a material impact on its financial statements.

3.	Stock-Based Compensation

As permitted by SFAS No. 123, the Company accounts for its stock-based compensation arrangements pursuant to APB No. 25, and complies with the disclosure provisions of SFAS No. 123. Under APB Opinion No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock (i.e., the intrinsic value method). SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period.

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

Had compensation cost been determined at the fair value on the grant dates for awards under those plans consistent with the method promulgated by SFAS No. 123, the Company’s net loss and related per share amounts would have been as follows:

	For The Three Months Ended
	April 4, 2004	April 3, 2005
Net loss
As reported	$(12,342,000)	$(63,000)
Deduct: Total stock-based employee compensation expense determined under the fair value method	(246,000)	(405,000)

Pro forma for SFAS No. 123	$(12,588,000)	$(468,000)

Loss per share (basic and diluted)
As reported	$(0.31)	$(0.00)
Pro forma for SFAS No. 123	$(0.32)	$(0.01)

The fair value of each option grant subsequent to the Company’s 1997 initial public offering was estimated on the date of the grant using the Black-Scholes option-pricing model. The assumptions used for the period ended April 4, 2004 and April 3, 2005 were as follows: the average risk-free interest rate was 3.7% and 4.0%, respectively; the exercise price was equal to the fair market value of the underlying Common Stock at the grant date; the expected life of the option was the expected time to exercise, estimated to be four years from the date of grant, for options granted to employees, and the term to expiration, generally 10 years from the date of grant, for options granted to non-employees; expected volatility was 63% and 58.4%, respectively. The weighted average grant date fair value of options was $2.02 and $1.87, respectively, and the common stock is expected to pay no dividends.

During the three months ended April 3, 2005, the Company granted 1,057,000 options to employees under its 1996 Stock Incentive Plan. The exercise price of the options granted equaled the market price of the underlying stock on the date of the grant, resulting in no charge to compensation expense.

The Company recognized consulting expense, related to options granted to non-employees prior to 2005, of $81,000 and $45,000 in the three months ended April 4, 2004 and April 3, 2005, respectively. There were no options granted to non-employees during the three month period ending April 3, 2005. These costs are included in research and development expense in the accompanying unaudited consolidated statements of operations, and reflect the Company’s estimate of such options’ fair value, using the Black-Scholes option pricing model. The assumptions used in such Black-Scholes pricing model are the same as those described above.

4.	Accounts Receivable

Accounts receivable at December 31, 2004 and April 3, 2005 consisted of the following:

	December 31, 2004	April 3, 2005
Trade	$8,873,000	$9,057,000
Other	117,000	130,000

	8,990,000	9,187,000
Reserve for allowances	(1,278,000)	(1,393,000)

	$7,712,000	$7,794,000

5.	Inventories

Inventories at December 31, 2004 and April 3, 2005 consisted of the following:

	December 31, 2004	April 3, 2005
Raw materials	$3,965,000	$3,490,000
Work–in-process	101,000	56,000
Finished goods	3,446,000	3,981,000

	7,512,000	7,527,000
Reserve for obsolescence	(1,147,000)	(1,116,000)

	$6,365,000	$6,411,000

6.	Property & Equipment

Property and equipment at December 31, 2004 and April 3, 2005 consisted of the following:

	December 31, 2004	April 3, 2005
Machinery and equipment	$3,324,000	$3,505,000
Tooling	395,000	404,000
Leasehold improvements	2,009,000	1,979,000
Furniture and fixtures	731,000	725,000
Computer hardware and purchased software	2,524,000	2,565,000
Construction-in-progress	229,000	343,000

	9,212,000	9,521,000
Less: Accumulated depreciation and amortization	(7,073,000)	(7,170,000)

	$2,139,000	$2,351,000

Depreciation and amortization expense for property and equipment for the three months ended April 4, 2004 and April 3, 2005 was $261,000 and $234,000, respectively.

7.	Intangible Assets

Intangible assets at December 31, 2004 and April 3, 2005 consisted of the following:

	December 31, 2004	April 3, 2005
Patents and licenses	$3,476,000	$3,350,000
Acquired technology	10,100,000	10,100,000

	13,576,000	13,450,000
Less: Accumulated amortization	(5,683,000)	(6,262,000)

Patents and licenses	$7,893,000	$7,188,000

Amortization expense for intangible assets for the three months ended April 4, 2004 and April 3, 2005 was $567,000 and $579,000, respectively, and is included in research and development expenses in the accompanying consolidated statements of operations.

The Company continually evaluates the amortization period and carrying basis of intangible assets to determine whether later events and circumstances warrant a revised estimated useful life or reduction in value. During the three months ended April 3, 2005, the Company determined that it would abandon its pursuit of certain patents for which additional investments would otherwise have been required, and recorded a charge of $179,000 to research and development expense in the accompanying unaudited consolidated statement of operations.

8.	Debt and Equity Financing

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

9.	Commitments and Contingencies

On October 4, 2002, the Company completed the purchase of all of the outstanding shares of equity stock of Dendron GmbH, a privately held, German-based developer and manufacturer of neurovascular focused products such as embolic coils for the treatment of brain aneurysms. Under the terms of the stock purchase agreement, future payments to the Dendron sellers, aggregating up to $15,000,000, are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In December 2003, the $4 million revenue target for sales of Dendron products during 2003 was met. Accordingly, a payment to the Dendron sellers of $3.75 million was recognized in 2003 as additional consideration of the acquisition, and was paid to the Dendron sellers in 2004. In 2004, the $5 million revenue target for sales of Dendron products during 2004 was met. Accordingly, a second payment to the former Dendron stockholders of $3.75 million will be due, and such amount has been included in accrued liabilities in the accompanying unaudited consolidated balance sheet. A final additional payment of $7.5 million is contingent upon Dendron products achieving annual revenues of $25 million in any year during the years 2003 through 2008. Such final payment would be due in the year following the year of target achievement.

In connection with the acquisition, the Company terminated the then-existing distribution agreements with substantially all of Dendron’s distributors. Based on agreements with certain of these distributors and ongoing negotiations with other of these distributors, the Company believes it has satisfied its obligations to such distributors, however, negotiations with certain of the distributors have not been concluded.

German taxing authorities have not audited the income tax returns of Dendron, since it was acquired by the Company. While the Company believes that Dendron has made its tax filings in conformity with German tax regulations, the Company is unable to predict what, if any, areas of inquiry might be made by German tax authorities in connection with an audit in general, or specifically in connection with either the Company’s acquisition of Dendron or the subsequent closure of the German manufacturing facility in December 2004.

The Company has an operating lease for office, research and manufacturing space in a facility located in Irvine, California, which expires in 2005 and has one five-year renewal option. In addition, the Company leases production facilities and office space in Bochum, Germany, under operating lease agreements with terms expiring through 2011.

The future noncancelable minimum lease commitments are as follows:

Years Ending December 31:
2005	$797,000
2006	863,000
2007	937,000
2008	881,000
Thereafter	1,872,000

$5,350,000

Rent expense for the three months ended April 4, 2004 and April 3, 2005 was $182,000 and $124,000, respectively.

The Company has agreements with certain of its suppliers of coatings for its microcatheter, access and delivery products under which the Company pays royalties in a range of 3% to 5% of sales of such products bearing such coatings. Royalty expense under these agreements for the three months ended April 4, 2004 and April 3, 2005 was $119,000 and $123,000, respectively, and is included in cost of goods sold in the accompanying unaudited consolidated statements of operations.

A description of litigation to which the Company is a party is as follows:

In September 2000, Dendron, which was acquired by the Company in 2002, was named as the defendant in three patent infringement lawsuits brought by the Regents of the University of California, as the plaintiff, in the District Court (Landgericht) in Dusseldorf, Germany. The complaints requested a judgment that Dendron’s EDC I coil device infringed three European patents held by the plaintiff and asked for relief in the form of an injunction that would prevent Dendron from producing and selling the devices within Germany and selling from Germany to physician customers abroad, as well as an award of damages caused by Dendron’s alleged infringement, and other costs, disbursements and attorneys’ fees. In August 2001, the court issued a written decision that the EDC I coil devices did infringe the plaintiff’s patents, enjoined Dendron from selling the devices within Germany and from Germany to physician customers abroad, and requested that Dendron disclose the individual products’ costs as the basis for awarding damages. In September 2001, Dendron appealed the decision. In addition, Dendron instituted challenges to the validity of each of these patents by filing opposition proceedings with the European Patent Office, or EPO, against one of the patents (the Company joined Dendron in this action in connection with its acquisition of Dendron), and by filing, with the Company, nullity proceedings with the German Federal Patents Court against the German component of the other two patents. In February and March 2003, the Dusseldorf Court of Appeals stayed the litigation proceedings, pending decisions by the German Federal Patents Court and the EPO.

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

An accrual for the matters discussed above was included in the balance sheet of Dendron as of the date of its acquisition by the Company, and, accordingly, is included in accrued liabilities in the accompanying unaudited consolidated balance sheet. Dendron ceased all activities with respect to the EDC I coil device prior to the Company’s October 2002 acquisition of Dendron.

Concurrent with its acquisition of Dendron, the Company initiated a series of legal actions related to its Sapphire coils in the Netherlands and the United Kingdom, which included a cross-border action that was heard by a Dutch court, as further described below. The primary purpose of these actions was to assert both invalidity and non-infringement by the Company of certain patents held by others. The range of patents at issue are held by the Regents of the University of California, with Boston Scientific Corporation subsidiaries named as exclusive licensees, collectively referred to as the “patent holders,” related to detachable coils and certain delivery catheters.

In October 2003, the Dutch court ruled the three patents at issue related to detachable coils are valid and that the Company’s Sapphire coils do infringe such patents. The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid. Under the court’s ruling, the Company has been enjoined from engaging in infringing activities related to the Sapphire coils in most countries within the European Union, and may be liable for then-unspecified monetary damages for activities engaged in by the Company since September 27, 2002. In February 2005, the Company received an initial claim from the patent holders with respect to monetary damages amounting to €3.6 million, or approximately $4.6 million as of April 3, 2005, with which the Company disagrees. Court hearings will be held regarding such claims. The Company has filed an appeal with the Dutch court, and believes that, since the date of injunction in each separate country it is in compliance with the Dutch court’s injunction and the Company intends to continue such compliance. The Company believes that it has valid legal grounds for appeal, and has therefore determined that a loss is not probable at this time as defined by SFAS No. 5, “Accounting for Contingencies.” However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

In January 2003, the Company initiated a legal action in the English Patents Court seeking a declaration that a patent held by the patent holders related to delivery catheters was invalid, and that the Company’s products did not infringe this patent. The patent in question was the U.K. designation of the same patent that was found by the Dutch court in October 2003 to be invalid, as discussed above. The patent holders counterclaimed for alleged infringement by the Company. In February 2005, the court approved an interim settlement between the parties under which the patent holders are required to surrender such patent to the U.K. Comptroller of Patents, and to pay the Company’s costs associated with the legal action, including interest. As a result, the Company has received interim payments from the patent holders aggregating £500,000, equivalent to approximately $950,000 based on the dates of receipt, which the Company recorded as a reduction of litigation expense upon receipt of such funds in February and March 2005. The parties intend to continue discussions regarding payment by the patent holders of the remaining costs incurred by the Company in such litigation. As a result of the interim settlement, the Company anticipates that it will no longer be involved in litigation in the U.K., although no assurance can be given that no other litigation involving the Company may arise in the U.K.

In the United States, concurrent with the FDA’s marketing clearance of the Sapphire line of embolic coils received in July 2003, the Company initiated a declaratory judgment action against the patent holders in the United States District Court for the Western District of Wisconsin. The action included assertions of non-infringement by the Company and invalidity of a range of patents held by the patent holders related to detachable coils and certain delivery catheters. In October 2003, the court dismissed the Company’s actions for procedural reasons without prejudice and without decision as to the merits of the parties’ positions. In December 2003, the University of California filed an action against the Company in the United States District Court for the Northern District of California alleging infringement by the Company with respect to a range of patents held by the University of California related to detachable coils and certain delivery systems. The Company has filed a counterclaim against the University of California asserting non-infringement by the Company, invalidity of the patents and inequitable conduct in the procurement of certain patents. In addition, the Company filed a claim against the University of California and Boston Scientific Corporation for violation of federal antitrust laws, with the result that the court has subsequently decided to add Boston Scientific as a party to the litigation. A trial date has not been set. These matters are in early stages and, therefore, the Company cannot estimate the possible loss or range of loss, if any, associated with their resolution. However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

The Company is involved in other litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse effect on the Company’s financial position or results of operations.

In 2002, the Company and Century Medical, Inc., then the exclusive distributor of the Company’s products in Japan, signed a Regulatory Transition and Short-Term Distribution Agreement, which superseded a September 1998 distribution agreement, provided for the transition, over a one-year period ended March 31, 2003, of regulatory responsibilities in Japan from Century to the Company with respect to the Company’s products, and provided for the termination of Century’s Japanese distributorship on March 31, 2003. Under the terms of the agreement, the Company was required to pay Century a termination fee of up to $1.5 million, consisting of payments based on milestones Century was required to achieve by March 31, 2003. The Company accrued the entire termination fee as of December 31, 2001, and has paid Century $1.1 million based on the Company’s assessment of Century’s achievement of milestones under the terms of the April 2002 agreement.

10.	Related Party Transactions

The Company has entered into various licensing and consulting agreements, some of which are either with stockholders or with consultants to whom the Company has granted options to purchase shares of the Company’s common stock. Under these agreements, the Company is required to pay royalties ranging from 1% to 5% of net sales on applicable products, some of which are in development, as defined in the individual licensing and consulting agreements. Royalty expense under these agreements for the three months ended April 4, 2004 and April, 3, 2005 was $20,000 and $0, respectively.

The Company has entered into several agreements with ev3 Endovascular, Inc., formerly known as ev3 Inc., and its subsidiaries, as described below. Of the seven members of the Company’s Board of Directors, four members are members of the board of managers of ev3 LLC, sole owner of ev3 Endovascular and of Micro Investment, the Company’s majority stockholder, and the board of directors of ev3 Endovascular. In addition, of these four individuals, the Chairman of the Company’s Board of Directors is President and Chief Executive Officer of ev3 LLC and ev3 Endovascular.

The Company has a Lease and Support Services Agreement with ev3 International, Inc., a wholly owned subsidiary of ev3 Endovascular, under which the Company provides ev3 International with office space and certain facility-related and administrative services in exchange for a fee. The agreement’s initial term extends into 2005, and may be renewed for an additional two years. The fee is to be recalculated annually, based on the square footage utilized by ev3 International and the Company’s budgeted facility costs. The Company also charges ev3 International for the cost of one administrative employee. Amounts charged to ev3 International by the Company for these items for the three months ended April 4, 2004 and April 3, 2005 amounted to $24,000 and $16,000, respectively.

The Company has a Master Services Agreement with ev3 Endovascular, under which ev3 Endovascular installed the Company’s primary information system and renders information technology support services. Amounts charged by ev3 Endovascular for such services for the three months ended April 4, 2004 and April 3, 2005, amounted to $97,000 and $101,000, respectively.

The Company and ev3 Endovascular are parties to a distribution support services agreement under which ev3 Endovascular performs inventory and administrative services with respect to certain finished goods inventory of the Company’s products. Under the terms of the agreement, ev3 Endovascular charges the Company a fee based on a fixed percentage of gross end-customer sales realized by the Company from sales of such products.

The Company and ev3 International are parties to a sales representative agreement, under which ev3 International provides product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S. and Canada where the Company has no existing third-party distributor for its products, and distributor management services in certain countries outside the U.S. and Canada where the Company has existing third-party distributors for its products. As consideration for such services, the Company is charged a fee based on a fixed percentage of revenues the Company realizes from sales of products in territories in which ev3 International maintains sales representatives, and a fee based on a fixed percentage of sales to third party distributors with respect to whom ev3 International performs distributor management services.

Fees charged by ev3 Endovascular and ev3 International to the Company under the terms of the agreements described in the preceding two paragraphs aggregated $1,280,000 and $2,027,000 in the first three months ended April 4, 2004 and April 3, 2005, respectively.

At December 31, 2004 and April 3, 2005, amounts payable to ev3 Endovascular and subsidiaries under the terms of such agreements and included as a component of the net receivable from ev3 Endovascular in the accompanying unaudited consolidated balance sheet aggregated $625,000 and $705,000, respectively.

At December 31, 2004 and April 3, 2005, ev3 International owed the Company $2,484,000 and $1,697,000, respectively, for amounts it collected from customers on the Company’s behalf, that was remitted to the Company in January 2005 and April 2005, respectively, in conformity with the terms of the sales representative agreement described above. In addition, included in accounts receivable in the accompanying consolidated balance sheet at December 31, 2004 and April 3, 2005 is approximately $7,050,000 and $7,103,000, respectively, representing amounts due to the Company from third parties pursuant to sales transactions in which ev3 International acted as the Company’s sales representative, and will act as the collection agent on the Company’s behalf, in conformity with the sales representative agreement described above.

In April 2003, the Company and ev3 Endovascular entered into a distribution agreement, which superseded a December 2002 distribution support services agreement. Under the terms of the agreement, ev3 Endovascular purchases peripheral vascular products from the Company at a fixed percentage of the actual sales prices realized by ev3 Endovascular from end-user customers. The Company’s collection of payment from ev3 Endovascular for such purchases is fixed by the terms of the agreement, and is not contingent upon ev3 Endovascular’s collections from its customers. However, based on the relationship of ev3 Endovascular to the Company, as described above, the Company adopted a revenue recognition policy under which revenues related to sales of product to ev3 Endovascular under the terms of the agreement are recognized only upon ev3 Endovascular’s sale of such product to its customers.

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

At December 31, 2004 and April 3, 2005, ev3 Endovascular and the ev3 subsidiaries owed an aggregate of $560,000 and $583,000, respectively, to the Company for purchases made from the Company under the terms of the agreements as described above. Such amount is included as a component of the net receivable from ev3 Endovascular in the accompanying unaudited consolidated balance sheet.

Other Distribution Agreements

The Company’s products are distributed internationally, other than under the terms of the agreements described above, by various independent distributors.

11.	Concentration of Credit Risk

At April 3, 2005, the Company had approximately $12,840,000 of cash and cash equivalents that were in excess of the federally insured limit of $100,000 per bank. All such investments are in the custody of one bank.

In addition, at April 3, 2005 the Company maintained certificates of deposit, amounting to $285,000, with the same bank described above. Such certificates serve as collateral for letters of credit issued by the bank in connection with requirements by foreign taxing authorities. Accordingly, such certificates are restricted as to use and are included in other assets in the accompanying unaudited consolidated balance sheet.

12.	Genyx Medical, Inc.

As partial consideration for entering into a license agreement in 1997, the Company received shares of common stock of Genyx Medical, Inc. which approximated 14% of Genyx’s outstanding equity voting interests as of the date of its acquisition as discussed below.

In January 2005, C.R. Bard Inc. acquired certain assets of Genyx. Pursuant to such acquisition, the Company received $3.7 million as its pro-rata distribution, which the Company recorded as gain on sale of investment upon receipt of such funds in January 2005.

13.	Per Share Information

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period.

The Company considers common equivalent shares from the exercise of stock options and warrants in the instance where the shares are dilutive to net income of the Company by application of the treasury stock method. Potential common shares at April 4, 2004 and April 3, 2005, represented by options to purchase approximately 662,000 and 268,000 common shares, respectively, have been excluded from the diluted per share calculation due to their anti-dilutive effect.

14.	Product Line Information

Information with respect to net sales for the three months ended April 4, 2004 and April 3, 2005 is as follows:

	Three Months Ended
	April 4, 2004	April 3, 2005
Product Lines
Embolic products	$2,234,000	$3,918,000
Neuro access and delivery products	4,617,000	6,732,000
Peripheral vascular and other products	723,000	735,000

Total net sales	$7,574,000	$11,385,000

Geographic Markets
United States	$2,698,000	$4,184,000
International	4,876,000	7,201,000

Total net sales	$7,574,000	$11,385,000

No customer accounted for 10% or more of total net sales for the three months ended April 4, 2004 or April 3, 2005.

For the three months ended April 4, 2004 and April 3, 2005, Germany accounted for 12% and 11%, respectively, of total net sales. No other countries outside the United States accounted for 10% or more of total net sales for the three months ended April 4, 2004 and April 3, 2005.

15.	Facility Consolidation

In December 2004, the Company closed its manufacturing facility in Bochum, Germany in order to consolidate its manufacturing operations into a single manufacturing location at its headquarters in Irvine, California, and to eliminate redundant positions in all operating departments.

A reconciliation of accrued facility consolidation costs from December 31, 2004 to April 3, 2005 is as follows:

Accrued facility consolidation costs at December 31, 2004	$1,296,000
Add: charges to expense, primarily related to employee termination benefits	192,000
Less payments for:
Employee termination benefits	(473,000)
Contract terminations	(116,000)

(589,000)
Effect of foreign currency translation	(70,000)

Accrued facility consolidation costs at April 3, 2005	$829,000

Of the accrued facility consolidation costs of $829,000 at April 3, 2005, the Company expects approximately $600,000 to be paid during the remainder of 2005, and the remaining balance, consisting primarily of building lease payments, to be paid ratably over a period from 2006 through 2008.

16.	Subsequent Events

On May 6, 2005, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”), which will expire on May 6, 2007. Pursuant to the terms of the Agreement, the Company may borrow up to the lesser of (i) $3,000,000 or (ii) the sum of (a) 80% of the Company’s eligible accounts receivable, which exclude among other things accounts receivable relating to international sales, and (b) the lesser of (1) 30% of the Company’s eligible inventory, which excludes among other things inventory located outside of the United States, (2) 50% of outstanding loans under (a) above or (3) $750,000. All outstanding amounts under the Agreement bear interest at a variable rate equal to SVB’s prime rate plus 2%. The Agreement also contains customary covenants regarding operations of the Company’s business and financial covenants relating to minimum tangible net worth.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference are discussed under “Certain Factors that May Affect Our Business and Future Results.”

OVERVIEW

The Company is engaged in the design, development, manufacturing and marketing of minimally invasive devices for treatment of vascular disease. The Company derives its revenues principally from three product lines: embolic products, neuro access and delivery products and peripheral vascular products.

The Company manufactures its products at its facilities in Irvine, California. Certain accessories are manufactured and processes performed by contract manufacturers.

Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, actions relating to regulatory and reimbursement matters, the extent to which the Company’s products gain market acceptance, the rate at which the Company and third-party distributors, as applicable, establish their domestic and international sales and distribution networks, the progress of clinical trials and the introduction of competitive products for diagnosis and treatment of neuro and peripheral vascular disease. Given these factors, accurate prediction of future operating results is difficult. Although the Company has experienced sales growth in certain recent periods, the Company may not be able to sustain sales growth or gain profitability on a quarterly or annual basis, and its growth may not be consistent with predictions made by securities analysts.

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

The Company directly markets and sells its neurovascular products in the United States. In June, 2003, the Company and ev3 Endovascular entered into a distribution support services agreement under which ev3 Endovascular performs inventory and administrative services with respect to finished goods inventory of the Company’s neurovascular products. Under the terms of the agreement, ev3 Endovascular charges the Company a fee based on a fixed percentage of gross end-customer sales realized by the Company from sales of such products.

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

The Company distributes its peripheral and neurovascular products in Japan and Canada pursuant to distributions agreements with ev3 K.K. (Japan) and ev3 Canada, Inc., respectively, both of which are wholly owned subsidiaries of ev3 Endovascular. Under the distribution agreements, the ev3 Endovascular entities purchase the Company’s products at a fixed percentage of the actual sales prices realized by the ev3 Endovascular entities from end-user customers. The Company’s collection of payment from the ev3 Endovascular entities for these purchases is fixed by the terms of the distribution agreements, and is not contingent upon the collection from the end-user customers. However, based on the relationship of the ev3 subsidiaries to the Company, as described above, the Company adopted a revenue recognition policy under which revenues related to sales of product to the ev3 subsidiaries under the terms of the agreements are recognized only upon the ev3 subsidiaries’ sales of such products to their customers.

In the first quarter of 2004, the Company commercially launched the NXT family of embolic coils in Europe, which replaced the Sapphire embolic coil product line in that geographic market. In the first quarter of 2005, the NXT family of embolic coils was commercially launched in the United States.

Peripheral Vascular Products

The Company’s peripheral vascular products consist of interventional catheters, microcatheters, infusion wires and a mechanical brush for the delivery of thrombolytic agents for the dissolution of blood clots. Effective January 2003, the Company entered into a distribution support services agreement with ev3 Endovascular, Inc., under which ev3 Endovascular provided warehousing for the Company’s peripheral blood clot therapy products, which comprise nearly all of the Company’s peripheral vascular product segment sales, and charged the Company a fee at a fixed percentage of the Company’s sales of such products. In April 2003, the Company and ev3 Endovascular entered into a distribution agreement, which superseded the January 2003 distribution support services agreement. Under the terms of the April 2003 agreement, ev3 Endovascular purchases peripheral vascular products from the Company at a fixed percentage of the actual sales prices realized by ev3 Endovascular from end-user customers. The Company’s collection of payment from the ev3 Endovascular entities for these purchases is fixed by the terms of the distribution agreements, and is not contingent upon the collection from the end-user customers. However, based on the relationship of the ev3 subsidiaries to the Company, as described above, the Company adopted a revenue recognition policy under which revenues related to sales of product to the ev3 subsidiaries under the terms of the agreements are recognized only upon the ev3 subsidiaries’ sales of such products to their customers.

The Company markets its peripheral vascular products internationally principally under the terms of the August 2003 agreement with ev3 International described above.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended April 4, 2004 and April 3, 2005

The following table sets forth, for the three months ended April 4, 2004 and April 3, 2005, the Company’s results of operations expressed as dollar amounts and as percentages of net sales:

	Three Months Ended
	April 4, 2004		April 3, 2005
	Amount	% of Sales	Amount	% of Sales
Net sales	$7,574,000	100.0%	$11,385,000	100%
Cost of sales	3,388,000	44.7%	4,061,000	35.7%

Gross margin	4,186,000	55.3%	7,324,000	64.3%

Costs and expenses:
Research and development	2,223,000	29.3%	2,549,000	22.4%
Clinical and regulatory	1,615,000	21.3%	988,000	8.7%
Marketing and sales	1,761,000	23.3%	2,374,000	20.9%
Distribution fees charged by ev3 Endovascular	1,280,000	16.9%	2,027,000	17.8%
General and administrative	3,448,000	45.5%	2,847,000	25.0%
Facility consolidation costs	—	—	192,000	0.2%

Total costs and expenses	10,327,000	136.3%	10,977,000	96.4%

Loss from operations	(6,141,000)	-81.1%	(3,653,000)	-32.1%

Other income (expense):
Amortization of beneficial conversion feature of notes payable	(6,190,000)	-81.7%	—	—
Interest income (expense), net	(63,000)	-0.8%	80,000	0.7%
Gain on sale of investment	—	—	3,733,000	32.8%
Foreign currency transaction gain (loss)	37,000	0.5%	(312,000)	-2.7%
Other	17,000	0.2%	91,000	0.8%

Total other income (expense)	(6,199,000)	-81.8%	3,592,000	31.6%

Loss before provision for income taxes	(12,340,000)	-162.9%	(61,000)	-0.5%
Provision for income taxes	2,000	—	2,000	—

Net loss	$(12,342,000)	-162.9%	$(63,000)	-0.6%

Following is information with respect to net sales for the three months ended April 4, 2004 and April 3, 2005:

	Three Months Ended
	April 4, 2004	April 3, 2005
Product Lines
Embolic products	$2,234,000	$3,918,000
Neuro access and delivery products	4,617,000	6,732,000
Peripheral vascular and other products	723,000	735,000

Total net sales	$7,574,000	$11,385,000

Geographic Markets
United States	$2,698,000	$4,184,000
International	4,876,000	7,201,000

Total net sales	$7,574,000	$11,385,000

The increase in embolic product sales for the three months ended April 3, 2005 compared to the three months ended April 4, 2004 is attributable primarily to volume increases in sales of the NXT coil family in the United States and Europe, as well as to the recently-launched Tetris framing coil. Net sales of embolic products for the first quarter of 2004 were negatively impacted by the transition in Europe from the Sapphire embolic coil line to the NXT coil line.

The increase in sales of neuro access products for the three months ended April 3, 2005, relative to the three months ended April 4, 2004, is primarily attributable to volume increases in Echelon microcatheters, including the recently-launched pre-shaped Echelon microcatheter and the HyperForm and HyperGlide occlusion balloon systems.

Sales of peripheral vascular and other products for the three months ended April 3, 2005 remained relatively unchanged from the corresponding period in 2004.

Cost of sales for the three months ended April 3, 2005 were $4.1 million as compared to $3.4 million for the three months ended April 4, 2004. This increase resulted primarily from volume increases in sales of product as discussed above. As a percentage of sales, cost of sales for the three-month period ended April 3, 2005 was 35.7% as compared to 44.7% for the corresponding period of 2004. This reduction arose primarily as a result of the recent consolidation of the Company’s manufacturing operations, increased production volume, favorable product mix change and ongoing cost savings programs. Cost of sales incurred in the first quarter of 2004 were impacted by the initiation of commercial manufacturing of the NXT embolic coil product line in the Company’s German facility and of the Sapphire embolic coil product line in the United States.

Research and development expenses were $2.5 million for the three-month period ended April 3, 2005 as compared to $2.2 million for the three month-period ended April 4, 2004. The increase was due primarily to the costs of patent applications that were evaluated and abandoned in 2005, offset by lower expense levels in 2005, relative to 2004, resulting from the December 2004 closing of the Dendron manufacturing facility.

Clinical and regulatory expenses decreased to $988,000 for the three-month period ended April 3, 2005 from $1.6 million for the three-month period ended April 4, 2004. This decrease resulted primarily from costs incurred in connection with the Company’s Onyx clinical trial activity in the U.S. in 2004, which activity had been substantially reduced by the end of 2004, and the closure of the Dendron manufacturing facility.

Marketing and sales expenses, including fees charged to the Company by ev3 Endovascular, were $4.4 million during the three-month period ended April 3, 2005, which reflects an increase from marketing and sales expenses of $3.0 million in the three-month period ended April 4, 2004. This increase was primarily attributable to the recent expansion of the Company’s U.S. sales force and to distribution costs that vary positively with increases in sales.

General and administrative expenses decreased to $2.8 million for the three-month period ended April 3, 2005 from $3.4 million for the three-month period ended April 4, 2004. This decrease is attributable primarily to reduced legal expenses in 2005, amounting to $386,000, in connection with intellectual property litigation, as compared to $1.9 million of such legal expenses for the three months ended April 4, 2004. Legal expenses in 2005 include reimbursement of $950,000 of previously expensed litigation costs which was received under the terms of an interim settlement in the United Kingdom litigation matter, under which the opposing party agreed to pay the Company its costs associated with that action. The Company recorded such proceeds as a reduction of litigation expense upon receipt of such funds in February and March 2005. The parties intend to continue discussions regarding payment by the opposing party of the remaining costs incurred by the Company in this matter. Should the Company continue to actively pursue its position with respect to such litigation, it is possible that the rate at which litigation costs are incurred could increase in future periods. See Note 9 of Notes to Unaudited Consolidated Financial Statements.

On December 4, 2003, the Company entered into a note purchase agreement under which it sold exchangeable promissory notes, in an aggregate principal amount of $17.0 million, which the Company exchanged for shares of its common stock pursuant to exchange provisions in the note purchase agreement in January 2004. Under generally accepted accounting principles, or GAAP, in the United States, the difference between the exchange price and the closing market price per share represents a beneficial conversion feature of the notes, which is reflected as a discount to the notes and amortized over the contractual life of the notes. On January 30, 2004, upon the exchange of the notes for the Company’s common stock, the Company expensed the remaining unamortized discount as of that date, amounting to approximately $6.2 million.

Interest income increased to $84,000 for the three months ended April 3, 2005 from $35,000 in the same period of 2004 due to higher average cash balances in 2005 relative to 2004. Interest expense decreased to $4,000 for the three months ended April 3, 2005 from $98,000 in the same period of 2004. This decrease is due to the interest related to the exchangeable promissory notes described above that were exchanged for shares of the Company’s common stock in January 2004.

In February 2005, the Company received $3.7 million as a result of the consummation of a sale of certain assets by Genyx Medical, Inc., in which the Company holds a minority interest. The Company recorded such amount as a gain on sale of investment upon its receipt.

In December 2004, the Company closed its manufacturing facility in Bochum, Germany, and consolidated its manufacturing operations into a single manufacturing location at its headquarters in Irvine, California. In connection with the facility closure, the Company accrued estimated costs of termination benefits, contractual termination costs and asset impairment costs as of the date of closure. During the three months ended April 3, 2005, the Company accrued additional facility consolidation cost, consisting primarily of period costs related to employee termination benefits amounting to $192,000.

The Company believes it will incur additional facility consolidation costs in 2005 for period related costs and as negotiations related to certain of its terminated contractual relationships progress. The Company does not currently expect significant additional costs to be incurred after 2005.

Liquidity and Capital Resources

Since inception, the Company’s costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of approximately $146 million at April 3, 2005. Consequently, the Company has historically financed its operations through debt and equity placements. In late 2003 and 2004, the Company completed two private placements of exchangeable promissory notes resulting in aggregate proceeds to the Company of $38 million, of which $28 million resulted from sales of notes to members of ev3 LLC. The exchangeable promissory notes were subsequently exchanged for an aggregate of 13,144,728 shares of the Company’s common stock.

In addition to its operations, the Company has received cash payments from private medical device companies in which it was an investor. In February 2005, the Company received $3.7 million as a result of the consummation of a sale of certain assets by Genyx Medical, Inc., in which the Company holds a minority interest. Also, in May 2004, the Company received $1.7 million of the amounts set aside in escrow in connection with Boston Scientific’s acquisition of Enteric Medical Technologies, Inc., a medical device company in which the Company held a minority equity interest. The Company will be entitled to receive the remaining portion of escrowed amounts under the merger agreement, which the Company estimates to be approximately $850,000 payable in May 2005 and $850,000 payable in May 2006, provided that no claims are made against the amounts in escrow.

As of April 3, 2005, the Company had cash and cash equivalents of $12.9 million. Cash used by the Company’s operations during the three months ended April 3, 2005 was $3.2 million, reflecting primarily the loss from operations, increases in trade receivables from third-party customers and inventories, and decreases in accounts payable, accrued compensation and accrued liabilities, which represent payments of bonuses earned during 2004 and employee termination benefits in connection with the Company’s December 2004 closure of its German facility, respectively. Partially offsetting such changes was a decrease in the amount receivable from ev3 Endovascular. The Company expects that operations will continue to consume cash during 2005.

Cash provided by investing activities during the three months ended April 3, 2005 was $4.1 million, primarily resulting from the receipt of $3.7 million from the sale of assets of Genyx, described above, and the restoration to cash of certificates of deposit, aggregating $880,000, that had been segregated from cash balances during the period that such certificates of deposit served as collateral for bank letters of credit which expired in 2005. Cash was used during the three months ended April 3, 2005 for the acquisition of property and equipment and capitalized patents costs. While continued investments will be made in property and equipment, the Company has no significant capital expenditure commitments as of April 3, 2005.

Cash provided by financing activities during the three months ended April 3, 2005 was $4,000, primarily consisting of the proceeds from the exercise of stock options.

Under the terms of the stock purchase agreement entered into in connection with its acquisition of Dendron, the Company agreed to make additional payments, aggregating up to $15 million, contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in 2004. Also in 2004, the $5 million revenue target for sales of Dendron products during that year was met. Accordingly, a second payment to the former Dendron stockholders of $3.75 million was accrued in 2004 and the Company expects to make payment of this amount to the former Dendron stockholders in the second quarter of 2005. A final additional payment of $7.5 million is contingent upon Dendron products achieving revenues of $25 million in any fiscal year during the period 2003 through 2008. This additional payment would be due in the year following the year of target achievement.

The Company is party to a number of alleged patent infringement claims in the United States and Europe as described in Note 9 of “Notes to Unaudited Consolidated Financial Statements” included elsewhere in this report. During 2003 and 2004, the Company incurred legal expenses of approximately $4.6 million and $7.7 million, respectively, in connection with these claims. In February 2005, the English Patents Court approved an interim settlement between the Company and the patent holders involved in the proceeding whereby the patent holders agreed to pay the Company’s legal costs associated with the proceeding, including interest. As a result, the Company received interim payments from the patent holders aggregating £500,000, equivalent to approximately $950,000 based on the dates of receipt. The parties intend to continue discussions regarding payment by the patent holders of the remaining costs incurred by the Company in such litigation. Although the Company has reached an interim settlement for the proceeding initiated in the United Kingdom, a number of similar proceedings remain active. If the Company actively pursues its position in the remaining litigation matters, it will likely incur significant legal expenses through at least the remainder of 2005.

As described in more detail in Note 9 of “Notes to Unaudited Consolidated Financial Statements” included elsewhere in this report, and the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, the Company established, as of the date of its acquisition of Dendron, an accrual for potential payment of claims related to matters in which Dendron was involved prior to the acquisition. In addition, in February 2005, the Company received an initial claim from the patent holders with respect to monetary damages, amounting to €3.6 million, or approximately $4.6 million as of April 3, 2005, related to the matter being heard in a Dutch court, with which the Company disagrees and which is subject to further legal proceedings, and therefore cannot be reasonably estimated. The Company does not expect that payments for claims will result from either of these matters during 2005.

At April 3, 2005, accrued facility consolidation costs of $829,000 represents costs related to the Company’s December 2004 closure of its manufacturing facility in Germany. Of this amount, the Company expects approximately $600,000 to be paid during the remainder of 2005, and the remaining balance, consisting primarily of building lease payments, to be paid ratably over a period from 2006 through 2008.

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

In the first quarter of 2005, the Company received a support letter from Warburg Pincus, pursuant to which Warburg Pincus has agreed to provide additional financing, up to $5 million, to the Company. The Warburg Pincus commitment is effective through July 4, 2006 and will be reduced to the extent of proceeds that become available from a third party lender such as the credit facility described below. The Company believes that the combination of its existing cash at April 3, 2005, net cash anticipated to be consumed for 2005 operations, and proceeds either under the credit facility described below or its support letter with Warburg Pincus, will be sufficient to fund the Company’s operations for the next twelve months.

On May 6, 2005, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, which will expire on May 6, 2007. Pursuant to the terms of the Agreement, the Company may borrow up to the lesser of (i) $3,000,000 or (ii) the sum of (a) 80% of the Company’s eligible accounts receivable, which exclude among other things accounts receivable relating to international sales, and (b) the lesser of (1) 30% of the Company’s eligible inventory, which excludes among other things inventory located outside of the United States, (2) 50% of outstanding loans under (a) above or (3) $750,000. All outstanding amounts under the Agreement bear interest at a variable rate equal to the bank’s prime rate plus 2%. The agreement also contains customary covenants regarding operations of the Company’s business and financial covenants relating to minimum tangible net worth. The Company is also in discussions with the bank regarding a loan agreement that would be based on balances of international accounts receivable and inventory, although there is no assurance that the Company will enter into a definitive agreement with the proposed lender.

The Company’s future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and the future course of intellectual property litigation. If any of these factors, either individually or in combination, prevent the Company from attaining its anticipated cash flows, the Company may need to complete a financing transaction to provide sufficient working capital. There is no assurance that any financing transaction will be available on terms acceptable to the Company, or at all, or that any financing transaction will not be dilutive to current stockholders. If the Company requires additional working capital, but is not able to raise additional funds, it may be required to significantly curtail or cease its ongoing operations.

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

Our operations to date have consumed substantial amounts of cash, and we expect this condition will continue into at least the fourth quarter of 2005. We expect that our current cash balances and expected cash flows from operations, augmented by the available borrowings under our credit facility, will be sufficient to fund our operations for the next twelve months, at which time we believe we will have achieved cash flow positive operations. In addition, we have received a letter of support from Warburg Pincus, who owns or controls the majority portion of our outstanding common stock, in which Warburg Pincus has committed to contribute up to $5 million of working capital subject to certain limitations. However, positive cash flow from operations may not be achieved in the expected time frame and the funding from Warburg Pincus may be on terms that are dilutive to existing stockholders. Our ability to achieve cash flow positive operations will be influenced by many factors, including the extent and duration of our future operating losses, the level and timing of future sales and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and the future course of intellectual property litigation.

If we are not able to achieve positive cash flow from operations in the time frame we expect or obtain sufficient funds from Warburg Pincus, we may have to raise additional working capital through either a public or private debt or equity financing. However, an additional financing may not be available on acceptable terms or at all. If we raise additional funds by issuing equity securities, further dilution to our existing stockholders could result. If adequate funds were not available to us, our business would be negatively impacted.

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

The patent position of a medical device company often involves complex legal and factual issues. Our issued patents cover technology underlying our neuro vascular products, such as our embolic products and microcatheters, and our peripheral vascular products, such as the thrombolytic brush. Issued patents may not provide us significant proprietary protection, pending patent applications may not be issued, and products incorporating the technology in issued patents or pending applications may not be free of challenge from competitors. It is possible that patents belonging to competitors will require us to alter our technology and products, pay licensing fees, or cease to market or develop our current or future technology and products. We also rely on trade secrets to protect our proprietary technology, and it is possible that others will independently develop or otherwise acquire equivalent technology or that we will be unable to maintain our technology as trade secrets. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S. If we fail to adequately protect our intellectual property rights, there would be a negative impact on our business.

We may be involved in claims alleging infringement of intellectual property rights, which could be costly and time consuming.

There has been extensive litigation in the medical device industry regarding alleged infringement of patents and other intellectual property rights. Prior to our acquisition of Dendron, it became involved in litigation in Europe involving patents covering certain of its products, which litigation is still active. Concurrent with our acquisition of Dendron, we initiated a series of legal actions in Europe and the U.K. with the primary purpose of asserting both invalidity and non-infringement by us of certain patents held by others with respect to detachable coils and certain delivery systems. In addition, the patent holders against whom we initiated the actions in Europe and the U.K. have initiated legal actions against us in the United States that allege infringement by us of certain patents held by them. See Note 9 of “Notes to Unaudited Consolidated Financial Statements” included elsewhere in this report, and our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 for a more detailed description of the legal actions. It is possible that other infringement, invalidity, right to use or ownership claims could be asserted against us with respect to our products.

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

One of our stockholders, Micro Investment, a Delaware limited liability company, and members of ev3 LLC, a Delaware limited liability company and sole owner of Micro Investment, and their affiliates beneficially own an aggregate of approximately 70% of our outstanding common stock. In addition, four members of our Board of Directors, James Corbett, Dale A. Spencer, Richard B. Emmitt and Elizabeth H. Weatherman, are members of the board of managers of ev3 LLC. Ms. Weatherman, is a general partner of Warburg, Pincus & Co., the sole general partner of Warburg Pincus, which, together with three affiliated entities, owns a majority interest in ev3 LLC.

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

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	the timing of regulatory approvals and clearances;

•	the rate at which we and third-party distributors, as applicable, establish domestic and international sales and distribution networks;

•	our levels of expenses, in particular with respect to intellectual property litigation;

•	the progress of clinical trials and the introduction of competitive products for diagnosis and treatment of neuro and peripheral vascular disease;

•	the level of orders within a given quarter and preceding quarters;

•	the timing of product shipments within a given quarter;

•	our timing in introducing new products;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers;

•	the availability and cost of key components used to manufacture our products;

•	termination of supply or distribution contracts for our products;

•	the need to incur or record significant non-cash charges or write down the carrying value of intangible assets;

•	our ability to manufacture a sufficient quantity of our products to meet customer demand; and

•	fluctuations in foreign currency exchange rates.

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

We are required to obtain U.S. Food and Drug Administration, or FDA, approval prior to marketing our products in the United States and foreign regulatory approval prior to marketing our products internationally. The process of obtaining required FDA and foreign regulatory approvals is lengthy, expensive and uncertain. We may not receive regulatory clearance for some of our products or, if regulatory clearance is granted, it may include significant limitations on the indicated uses for which a product may be marketed.

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

ev3 Endovascular or its subsidiaries distribute most of our products outside the United States and our peripheral blood clot therapy products in the United States. The ev3 Endovascular entities, which are affiliated with us as described elsewhere in this report, may not be successful in performing their obligations under their agreements with us. If the ev3 Endovascular entities are not successful, we may not be able to enter into substitute agreements on acceptable terms, or at all, in order to continue selling our products. Alternatively, we may not be able to attract, motivate and retain qualified sales personnel in a timely enough manner to continue selling our products. Accordingly, if the ev3 Endovascular entities are not successful in distributing our products, our revenues could be negatively impacted.

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

It is likely that expansion of our manufacturing capacity will be necessary in the future. Development and commercialization requires additional money for facilities, tooling and equipment, regulatory approvals and leasehold improvements. We expect that such expansion would be achieved through modified space utilization in our current leased facilities, improved efficiencies, automation and acquisition of additional tooling and equipment. However we may find it necessary to relocate all, or portions of, our leased facilities, which process is time consuming and expensive. We may not have, or be able to obtain, the required funds to expand our manufacturing capacity if, or when, necessary. Improved efficiencies might not result from such an expansion. Any delay or inability to expand our manufacturing capacity, including obtaining the commitment of necessary capital resources, could materially adversely affect our manufacturing capability.

Our dependence on single source suppliers puts us at risk of interruptions in our business.

We purchase some components and services used in connection with our products from third parties. Our dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules. Delays in delivery, services or component shortages could cause delays in the shipment of our products. Our single-source components are generally acquired through purchase orders placed in the ordinary course of business, and we have no guaranteed supply arrangements with any of our single-source suppliers. Given of our reliance on these vendors, we may also be subject to increases in component costs. It is possible that we could experience quality control problems, supply shortages or price increases with respect to one or more of these components in the future. If we need to establish additional or replacement suppliers for some of these components, our access to the components might be delayed while we qualify such suppliers. Any quality control problems, interruptions in supply or component price increases with respect to one or more components could have a negative impact on our business.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Market Risk

Under the Company’s new credit facility with Silicon Valley Bank, which was entered into on May 6, 2005, the Company is exposed to market risk from changes in interest rates on borrowing under the credit facility, which bears interest at a variable rate equal to the bank’s prime rate plus 2%. The Company currently does not have any outstanding borrowings under the credit facility.

Impact of Foreign Currency Exchange Rates

The Company’s sales in Europe and certain countries outside Europe are either denominated in or determined by the local currency, primarily the Euro, of the Company’s customers. During the three months ended April 3, 2005, the U.S. dollar was lower in value against such currencies than during the corresponding period in 2004. The Company estimates that approximately $216,000 of the increase in total revenues and approximately $106,000 of the increase in operating expenses from the three months ended April 4, 2004 to the corresponding period in 2005 were attributable to fluctuation in currency exchange rates.

Item 4. Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to ensure that information the Company is required to disclose in report that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchanged Commission rules and communicated to its management, including the Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to litigation in the United States, the Netherlands and Germany involving embolic coils developed by the Company’s wholly owned subsidiary, Dendron GmbH, and whether such coils infringe certain patents of the University of California licensed to Boston Scientific Corp. In addition, the Company is involved in other litigation from time to time in the ordinary course of business; the outcome of which the Company’s management believes will not have a material adverse effect on the Company’s financial position or results of operations. During the period covered by this Quarterly Report no material developments occurred in such litigation.

For more information regarding such litigation see Note 9 in the “Notes to Unaudited Consolidated Financial Statements” included elsewhere in this report, and the Company’s Annual Report of Form 10-KSB for the year ended December 31, 2004.

Item 6. Exhibits

See Index To Exhibits on Page 23 of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO THERAPEUTICS, INC.

Date: May 18, 2005	By:	/s/ THOMAS C. WILDER, III
Thomas C. Wilder III
President, Chief Executive Officer and Acting Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934.

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934.

32	Certifications Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.