Form 10-Q
period 2005-07-03
MICRO THERAPEUTICS INC
filed 2005-08-17
CIK 311407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 3, 2005

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

As of August 15, 2005, 48,506,527 shares of the registrant’s only class of common stock were outstanding.

MICRO THERAPEUTICS, INC.

Item 1.	Financial Statements

MICRO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

July 3, 2005 and December 31, 2004

(Unaudited)

	July 3, 2005	December 31, 2004
ASSETS:
Current assets:
Cash and cash equivalents	$5,488,000	$11,647,000
Accounts receivable, net of allowances	8,542,000	7,712,000
Receivables from ev3 Inc., net	2,459,000	2,419,000
Inventories, net	6,571,000	6,365,000
Prepaid expenses and other current assets	1,228,000	633,000

Total current assets	24,288,000	28,776,000
Property and equipment, net	2,889,000	2,139,000
Intangible assets, net	6,681,000	7,893,000
Goodwill	20,982,000	20,982,000
Other assets	351,000	1,245,000

Total assets	$55,191,000	$61,035,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,076,000	$924,000
Accrued salaries and benefits	2,146,000	1,972,000
Accrued liabilities	2,479,000	3,105,000
Accrued facility consolidation costs	689,000	1,296,000
Payable to sellers of Dendron GmbH	—	3,750,000
Deferred revenue and other liabilities	2,490,000	1,993,000

Total current liabilities	8,880,000	13,040,000

Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 70,000,000 shares authorized; 48,500,000 shares issued and outstanding at July 3, 2005 and 48,425,000 shares issued and outstanding at December 31, 2004	49,000	48,000
Additional paid-in capital	194,800,000	194,551,000
Accumulated deficit	(148,463,000)	(146,214,000)
Accumulated other comprehensive loss	(75,000)	(390,000)

Total stockholders’ equity	46,311,000	47,995,000

Total liabilities and stockholders’ equity	$55,191,000	$61,035,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For The Three and Six Months Ended July 3, 2005 and July 4, 2004

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net sales	$13,074,000	$9,102,000	$24,459,000	$16,676,000
Cost of sales	4,157,000	3,593,000	8,217,000	6,981,000

Gross margin	8,917,000	5,509,000	16,242,000	9,695,000
Costs and expenses:
Research and development	2,782,000	2,016,000	5,331,000	4,239,000
Clinical and regulatory	976,000	1,501,000	1,964,000	3,116,000
Marketing and sales	2,255,000	1,571,000	4,629,000	3,332,000
Distribution fees charged by ev3 Inc.	2,463,000	2,131,000	4,490,000	3,411,000
General and administrative	2,953,000	4,086,000	5,800,000	7,534,000
Facility consolidation	148,000	—	340,000	—

Total costs and expenses	11,577,000	11,305,000	22,554,000	21,632,000
Loss from operations	(2,660,000)	(5,796,000)	(6,312,000)	(11,937,000)
Other income (expense):
Amortization of exchange feature of notes payable	—	—	—	(6,190,000)
Interest income	71,000	24,000	155,000	59,000
Interest expense	(2,000)	(40,000)	(6,000)	(138,000)
Gain on sale of investment	878,000	1,728,000	4,611,000	1,728,000
Foreign currency transaction loss	(480,000)	(42,000)	(792,000)	(5,000)
Other income	6,000	3,000	97,000	20,000

Total other income (expense)	473,000	1,673,000	4,065,000	(4,526,000)

Loss before provision for income taxes	(2,187,000)	(4,123,000)	(2,247,000)	(16,463,000)
Provision for income taxes	—	—	2,000	2,000

Net loss	(2,187,000)	(4,123,000)	(2,249,000)	(16,465,000)
Other comprehensive income:
Foreign currency translation gain (loss)	(82,000)	(140,000)	315,000	(9,000)

Total other comprehensive income (loss)	(82,000)	(140,000)	315,000	(9,000)

Comprehensive loss	$(2,269,000)	$(4,263,000)	$(1,934,000)	$(16,474,000)

Per share information
Net loss available to common stockholders	$(2,187,000)	$(4,123,000)	$(2,249,000)	$(16,465,000)
Net loss per share (basic and diluted)	$(0.05)	$(0.10)	$(0.05)	$(0.41)
Weighted average shares used in computation of net loss per share (basic and diluted)	48,432,000	41,433,000	48,429,000	40,448,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended July 3, 2005 and July 4, 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(2,249,000)	$(16,465,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of exchange feature of notes payable	—	6,190,000
Non-cash interest expense	—	98,000
Abandonment of patents	179,000	—
Depreciation and amortization	1,787,000	1,648,000
Gain on sale of investment	(4,611,000)	(1,728,000)
Gain on sale of fixed assets	(7,000)	—
Non-cash compensation	23,000	162,000
Provision for doubtful accounts	206,000	231,000
Provision for inventory obsolescence	328,000	289,000
Change in operating assets and liabilities:
Accounts receivable	(1,020,000)	(1,266,000)
Receivables from ev3 Inc., net	(40,000)	(284,000)
Inventories	(534,000)	(1,993,000)
Prepaid expenses and other current assets	(612,000)	26,000
Accounts payable	152,000	(619,000)
Accrued salaries and benefits	174,000	(300,000)
Accrued liabilities	(626,000)	(224,000)
Deferred revenue and other liabilities	(110,000	1,181,000

Net cash used in operating activities	(6,960,000)	(13,054,000)
Cash flows from investing activities:
Proceeds from sale of investment	4,611,000	1,728,000
Proceeds from sale of fixed assets	7,000	—
Acquisition of Dendron GmbH	(3,750,000)	(3,750,000)
Additions to property and equipment	(1,229,000)	(701,000)
Additions to patents and licenses	(275,000)	(185,000)
Proceeds from conversion of formerly restricted certificates of deposit	880,000	—
Change in other assets	15,000	—

Net cash provided by (used in) investing activities	259,000	(2,908,000)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	213,000	178,000
Proceeds from exercise of stock options	14,000	9,000
Proceeds from issuance of notes payable	—	21,008,000
Costs from issuance of notes payable and exchange of notes for common stock	—	(774,000)

Net cash provided by financing activities	227,000	20,421,000
Effect of exchange rates on cash	315,000	(9,000)

Net (decrease) increase in cash and cash equivalents	(6,159,000)	4,450,000
Cash and cash equivalents at beginning of period	11,647,000	16,551,000

Cash and cash equivalents at end of period	$5,488,000	$21,001,000

Cash paid for income taxes	$—	$2,000
Supplemental non-cash flow disclosure:
Exchange of notes payable and related accrued interest for issuance of common stock	$—	$11,000,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Description

Micro Therapeutics, Inc. (“MTI” or the “Company”) was incorporated on June 11, 1993 in California and was reincorporated in Delaware in November 1996 to develop, manufacture and market minimally invasive medical devices for the diagnosis and treatment of vascular disease.

Liquidity and Capital Resources

Since inception, the Company’s costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of approximately $148.0 million at July 3, 2005. Consequently, the Company has historically financed its operations through debt and equity placements. The Company believes that current resources, including its credit facility described in Note 8, augmented by the proceeds available from a letter of support, described further below, from Warburg, Pincus Equity Partners, L.P., (“Warburg Pincus”), the majority stockholder of ev3 Inc., the Company’s majority stockholder, will be sufficient to fund its operations and satisfy its obligations for at least the next 12 months, at which time management expects the Company to have achieved positive cash flow from operations. In its letter of support, Warburg Pincus has committed to contribute up to $5.0 million in working capital to the Company, in either a debt or equity transaction. The Warburg Pincus commitment is effective through July 4, 2006 and will be reduced to the extent proceeds become available from a third-party lending or financing arrangement such as the credit facility described in Note 8. Financing from Warburg Pincus may be dilutive to current stockholders. The Company’s future liquidity and capital requirements will be influenced by numerous factors, including, but not limited to, progress of the Company’s clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, sales and marketing programs, the performance of ev3 Inc. and its subsidiaries under the terms of the agreements with the Company described in Note 10, and the effects of litigation regarding the Company’s intellectual property described in Note 9.

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

Unaudited Interim Financial Information

The unaudited consolidated financial statements included in this Form 10-Q have been prepared pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X, are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The audited consolidated financial statements in the Company’s 2004 Annual Report on Form 10-KSB include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to state fairly the unaudited consolidated financial statements for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

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

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an Amendment of ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires those items be recognized as current-period charges. The provisions of this statement shall be effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial statements.

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

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS 123 (R) and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transaction with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123 (R) in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements under adoption of SFAS 123 (R), the modification of employee share options prior to adoption of SFAS 123 (R), and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS 123 (R). The Company is currently evaluating the impact that SAB 107 will have on its results of operations and financial position when they adopt it in fiscal 2007.

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

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20 and FAS No. 3 (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe its adoption will have a material impact on its consolidated results of operations or financial position.

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

Had compensation cost been determined at the fair value on the grant dates for awards under those plans consistent with the method promulgated by SFAS No. 123, the Company’s net loss and related per share amounts would have been as follows:

	For The Three Months Ended		For The Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net loss
As reported	$(2,187,000)	$(4,123,000)	$(2,249,000)	$(16,465,000)
Deduct: Total stock-based employee compensation expense	(353,000)	(246,000)	(758,000)	(492,000)

Pro forma	$(2,540,000)	$(4,369,000)	$(3,007,000)	$(16,957,000)
Net loss per share (basic and diluted)
As reported	$(0.05)	$(0.10)	$(0.05)	$(0.41)
Pro forma	$(0.05)	$(0.11)	$(0.06)	$(0.42)

The fair value of each option grant subsequent to the Company’s 1997 initial public offering was estimated on the date of the grant using the Black-Scholes option-pricing model. The assumptions used for the period ended July 3, 2005 and July 4, 2004 were as follows: the average risk-free interest rate was 3.625% and 3.7%, respectively; the exercise price was equal to the fair market value of the underlying Common Stock at the grant date; the expected life of the option was the expected time to exercise, estimated to be four years from the date of grant, for options granted to employees, and the term to expiration, generally 10 years from the date of grant, for options granted to non-employees; expected volatility was 44.91% and 63%, respectively. The weighted average grant date fair value of options was $2.46 and $3.29, respectively, and the common stock is expected to pay no dividends.

During the three months ended July 3, 2005, the Company granted 77,000 options to employees under its 1996 Stock Incentive Plan. The exercise price of the options granted equaled the market price of the underlying stock on the date of the grant, resulting in no charge to compensation expense.

The Company recognized consulting expense, related to options granted to non-employees of $2,000 and $81,000 in the three months ended July 3, 2005 and July 4, 2004, respectively, and $23,000 and $162,000 in the six months ended July 3, 2005 and July 4, 2004, respectively. There were 24,500 options granted to non-employees during the three month period ending July 3, 2005. These costs are included in research and development expense in the accompanying unaudited consolidated statements of operations, and reflect the Company’s estimate of such options’ fair value, using the Black-Scholes option pricing model. The assumptions used in such Black-Scholes pricing model are the same as those described above.

4.	Accounts Receivable

Accounts receivable at July 3, 2005 and December 31, 2004 consisted of the following:

	July 3, 2005	December 31, 2004
Trade	$9,893,000	$8,873,000
Other	133,000	117,000

	10,026,000	8,990,000
Reserve for allowances	(1,484,000)	(1,278,000)

	$8,542,000	$7,712,000

5.	Inventories

Inventories at July 3, 2005 and December 31, 2004 consisted of the following:

	July 3, 2005	December 31, 2004
Raw materials	$3,666,000	$3,965,000
Work–in-process	39,000	101,000
Finished goods	4,341,000	3,446,000

	8,046,000	7,512,000
Reserve for excess and obsolescence	(1,475,000)	(1,147,000)

	$6,571,000	$6,365,000

6.	Property & Equipment

Property and equipment at July 3, 2005 and December 31, 2004 consisted of the following:

	July 3, 2005	December 31, 2004
Machinery and equipment	$3,463,000	$3,324,000
Tooling	404,000	395,000
Leasehold improvements	1,942,000	2,009,000
Furniture and fixtures	716,000	731,000
Computer hardware and purchased software	2,540,000	2,524,000
Construction-in-progress	1,050,000	229,000

	10,115,000	9,212,000
Less: Accumulated depreciation	(7,226,000)	(7,073,000)

	$2,889,000	$2,139,000

Depreciation expense for property and equipment for the three months ended July 3, 2005 and July 4, 2004 was $247,000 and $253,000, respectively. Depreciation expense for property and equipment for the six months ended July 3, 2005 and July 4, 2004 was $479,000 and $513,000, respectively.

7.	Intangible Assets

Intangible assets at July 3, 2005 and December 31, 2004 consisted of the following:

	July 3, 2005	December 31, 2004
Patents and licenses	$3,403,000	$3,476,000
Acquired technology	10,100,000	10,100,000

	13,503,000	13,576,000
Less: Accumulated amortization	(6,822,000)	(5,683,000)

Patents and licenses	$6,681,000	$7,893,000

Amortization expense for intangible assets for the three months ended July 3, 2005 and July 4, 2004 was $561,000 and $568,000, respectively, and is included in research and development expenses in the accompanying consolidated statements of operations. Amortization expense for intangible assets for the six months ended July 3, 2005 and July 4, 2004 was $1,308,000 and $1,135,000, respectively,

The Company continually evaluates the amortization period and carrying basis of intangible assets to determine whether later events and circumstances warrant a revised estimated useful life or reduction in value. During the six months ended July 3, 2005, the Company determined that it would abandon its pursuit of certain patents for which additional investments would otherwise have been required, and recorded a charge of $179,000 to research and development expense in the accompanying unaudited consolidated statement of operations.

8.	Debt and Equity Financing

On December 4, 2003, the Company entered into a note purchase agreement with certain accredited institutional investors under which the Company issued $17 million aggregate principal amount of unsecured exchangeable promissory notes. The notes bore interest at a rate of 7% per annum. Holders of $13 million in aggregate principal amount of the notes are stockholders of ev3 Inc., the Company’s majority stockholder. On January 30, 2004, the Company’s stockholders approved an increase in the number of authorized shares of common stock from 45 million to 70 million, and approved the issuance of shares of the Company’s common stock in exchange for the aggregate principal amount of the notes and related accrued interest, at a price of $2.73 per share as set forth in the note purchase agreement, resulting in the issuance of 6,296,565 shares of the Company’s common stock.

Generally accepted accounting principles, or GAAP, in the United States considers the difference between the exchange price of $2.73 per share and the closing market price of $3.74 per share on December 4, 2003, the date the note purchase agreement was executed, to represent a beneficial conversion feature of the notes. Under GAAP, the per share beneficial conversion feature is multiplied by the number of shares to be issued in the exchange. The result is recorded as a discount to the notes as of the date of their issuance, and amortized on the interest method over their contractual life. Accordingly, upon issuance of the notes on December 4, 2003, the Company recorded a discount to the notes of approximately $6.3 million, and subsequently recognized amortization of $100,000 in its 2003 results of operations. In January 2004, upon completion of the exchange of the notes for the Company’s common stock, the Company recognized amortization of the remaining unamortized discount, amounting to approximately $6.2 million.

On June 25, 2004, the Company entered into a note purchase agreement with certain accredited institutional investors under which the Company issued $21 million aggregate principal amount of unsecured exchangeable promissory notes. The notes are due in one year, unless otherwise exchanged for shares of the Company’s common stock as described below, and bear interest at a rate of 7% per annum. Holders of $15 million in aggregate principal amount of the notes are members of ev3 Inc., the Company’s majority stockholder. On August 18, 2004, the Company’s stockholders approved the issuance of shares of the Company’s common stock in exchange for the aggregate principal amount of the notes and related accrued interest, at a price of $3.10 per share as set forth in the note purchase agreement, resulting in the issuance of 6,848,163 shares of the Company’s common stock in exchange for cancellation of the notes.

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

On May 6, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), which will expire on May 6, 2007. Pursuant to the terms of the Loan Agreement, the Company may borrow up to the lesser of (i) $3,000,000 or (ii) the sum of (a) 80% of the Company’s eligible accounts receivable, which exclude among other things accounts receivable relating to international sales, and (b) the lesser of (1) 30% of the Company’s eligible inventory, which excludes among other things inventory located outside of the United States, (2) 50% of outstanding loans under (a) above or (3) $750,000. All outstanding amounts under the Loan Agreement bear interest at a variable rate equal to SVB’s prime rate plus 2%. The Loan Agreement also contains customary covenants regarding operations of the Company’s business and financial covenants relating to minimum tangible net worth. At July 3, 2005, the Company was in compliance with meeting the financial covenants. As of July 3, 2005, the Company had no borrowings under this credit facility.

9.	Commitments and Contingencies

On October 4, 2002, the Company completed the purchase of all of the outstanding shares of equity stock of Dendron GmbH, a privately held, German-based developer and manufacturer of neurovascular focused products such as embolic coils for the treatment of brain aneurysms. Under the terms of the stock purchase agreement, future payments to the Dendron sellers, aggregating up to $15,000,000, are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In December 2003, the $4 million revenue target for sales of Dendron products during 2003 was met. Accordingly, a payment to the Dendron sellers of $3.75 million was recognized in 2003 as additional consideration of the acquisition, and was paid to the Dendron sellers in 2004. In 2004, the $5 million revenue target for sales of Dendron products during 2004 was met. Accordingly, a second payment to the former Dendron stockholders of $3.75 million was recognized in 2004, and was paid in June 2005. A final additional payment of $7.5 million is contingent upon Dendron products achieving annual revenues of $25 million in any year during the years 2003 through 2008. Such final payment would be due in the year following the year of target achievement.

German tax authorities have not audited the income tax returns of Dendron since it was acquired by the Company. While the Company believes that Dendron has made its tax filings in conformity with German tax regulations, the Company is unable to predict what, if any, areas of inquiry might be made by German tax authorities in connection with an audit in general, or specifically in connection with either the Company’s acquisition of Dendron or the subsequent closure of the German manufacturing facility in December 2004. The Company has an operating lease for office, research and manufacturing space in a facility located in Irvine, California, which expires in 2005. In addition, the Company leases production facilities and office space in Bochum, Germany, under operating lease agreements with terms expiring through 2011.

The future noncancelable minimum lease commitments are as follows:

Years Ending December 31:
2005	$437,000
2006	449,000
2007	264,000
2008	124,000
Thereafter	315,000

$1,589,000

Rent expense for the three months ended July 3, 2005 and July 4, 2004 was $127,000 and $207,000, respectively. Rent expense for the six months ended July 3, 2005 and July 4, 2004 was $251,000 and $389,000, respectively.

The Company has agreements with certain of its suppliers of coatings for its microcatheter, access and delivery products under which the Company pays royalties in a range of 3% to 5% of sales of such products bearing such coatings. Royalty expense under these agreements for the three months ended July 3, 2005 and July 4, 2004 was $147,000 and $146,000, respectively, and is included in cost of goods sold in the accompanying unaudited consolidated statements of operations. Royalty expense under these agreements for the six months ended July 3, 2005 and July 4, 2004 was $270,000 and $265,000, respectively.

A description of litigation to which the Company is a party is as follows:

In September 2000, Dendron, which was acquired by the Company in 2002, was named as the defendant in three patent infringement lawsuits brought by the Regents of the University of California, as the plaintiff, in the District Court (Landgericht) in Dusseldorf, Germany. The complaints requested a judgment that Dendron’s EDC I coil device infringed three European patents held by the plaintiff and asked for relief in the form of an injunction that would prevent Dendron from producing and selling the devices within Germany and selling from Germany to physician customers abroad, as well as an award of damages caused by Dendron’s alleged infringement, and other costs, disbursements and attorneys’ fees. In August 2001, the court issued a written decision that the EDC I coil devices did infringe the plaintiff’s patents, enjoined Dendron from selling the devices within Germany and from Germany to physician customers abroad, and requested that Dendron disclose the individual products’ costs as the basis for awarding damages. In September 2001, Dendron appealed the decision. In addition, Dendron instituted challenges to the validity of each of these patents by filing opposition proceedings with the European Patent Office, or EPO, against one of the patents (the Company joined Dendron in this action in connection with its acquisition of Dendron), and by filing, with the Company, nullity proceedings with the German Federal Patents Court against the German component of the other two patents. The opposition proceedings with the EPO on the one patent are complete, and the EPO has rejected the opposition and has upheld the validity of the one patent.

On July 4, 2001, the University of California filed another suit against Dendron alleging that the EDC I coil device infringed another European patent held by the plaintiff. The complaint was filed in the District Court of Dusseldorf, Germany seeking additional monetary and injunctive relief. In April 2002, the Court found that EDC I coil devices did infringe the plaintiff’s patent. The patent involved is the same patent that was involved in the case before the English Patents Court (see below) and that was ruled by a Dutch court to be invalid (see below). The opposition proceedings on the patent are complete, and the EPO has rejected the opposition and has upheld the validity of the patent. The case is under appeal and an oral hearing is scheduled to be held in the Dusseldorf Court of Appeal on March 9, 2006.

An accrual for the matters discussed above was included in the balance sheet of Dendron as of the date of its acquisition by the Company. As of July 3, 2005, approximately $800,000 was recorded in accrued liabilities in the accompanying unaudited consolidated balance sheet. Dendron ceased all activities with respect to the EDC I coil device prior to the Company’s October 2002 acquisition of Dendron.

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

In October 2003, the Dutch court ruled the three patents at issue related to detachable coils are valid and that the Company’s Sapphire coils do infringe such patents. The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid. Under the court’s ruling, the Company has been enjoined from engaging in infringing activities related to the Sapphire coils in most countries within the European Union, and may be liable for then-unspecified monetary damages for activities engaged in by the Company since September 27, 2002. In February 2005, the Company received an initial claim from the patent holders with respect to monetary damages amounting to €3.6 million, or approximately $4.3 million as of July 3, 2005, with which the Company disagrees. Court hearings will be held regarding such claims. The Company has filed an appeal with the Dutch court, and believes that, since the date of injunction in each separate country it is in compliance with the Dutch court’s injunction and the Company intends to continue such compliance. The Company believes that it has valid legal grounds for appeal, and has therefore determined that a loss is not probable at this time as defined by SFAS No. 5, “Accounting for Contingencies.” However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

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

The Company has entered into various licensing and consulting agreements, some of which are either with stockholders or with consultants to whom the Company has granted options to purchase shares of the Company’s common stock. Under these agreements, the Company is required to pay royalties ranging from 1% to 5% of net sales on applicable products, some of which are in development, as defined in the individual licensing and consulting agreements. Royalty expense under these agreements for the three months ended July 3, 2005 and July 4, 2004 was $0 and $30,000, respectively, and $0 and $50,000 for the six months ended July 3, 2005 and July 4, 2004, respectively.

The Company’s majority stockholder is ev3 Inc. ev3 Inc., through its wholly owned subsidiary Micro Investment, LLC, owned approximately 70.3% of the Company’s common stock as of July 3, 2005. As described below, the Company is also a party to agreements with ev3 Endovascular, Inc., ev3 International, Inc., ev3 K.K. (Japan) and ev3 Canada, Inc., all of which are wholly owned subsidiaries of ev3 Inc. Of the seven members of the Company’s Board of Directors, four members are members of the board of directors of ev3 Inc. In addition, of these four individuals, the Chairman of the Company’s Board of Directors is President and Chief Executive Officer of ev3 Inc.

The Company has a Lease and Support Services Agreement with ev3 International, Inc. under which the Company provides ev3 International with office space and certain facility-related and administrative services in exchange for a fee. The agreement’s initial term extends into 2005, and may be renewed for an additional two years. The fee is to be recalculated annually, based on the square footage utilized by ev3 International and the Company’s budgeted facility costs. The Company also charges ev3 International for the cost of one administrative employee. Amounts charged to ev3 International by the Company for these items for the three months ended July 3, 2005 and July 4, 2004 amounted to $14,000 and $27,000, respectively, and $30,000 and $51,000 for the six months ended July 3, 2005 and July 4, 2004.

The Company has a Master Services Agreement with ev3 Endovascular, under which ev3 Endovascular installed the Company’s primary information system and renders information technology support services. Amounts charged by ev3 Endovascular for such services for the three months ended July 3, 2005 and July 4, 2004, amounted to $101,000 and $97,000, respectively. For the six months ended July 3, 2005 and July 4, 2004, amounts charged by ev3 Endovascular amounted to $202,000 and $194,000, respectively.

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

Fees charged by ev3 Endovascular and ev3 International to the Company under the terms of the agreements described in the preceding two paragraphs aggregated $2,463,000 and $2,131,000 in the three months ended July 3, 2005 and July 4, 2004, respectively, and $4,490,000 and $3,411,000 in the six months ended July 3, 2005 and July 4, 2004, respectively.

At July 3, 2005 and December 31, 2004, amounts payable to ev3 Inc. and its wholly owned subsidiaries under the terms of such agreements and included as a component of the net receivables from ev3 Inc. in the accompanying unaudited consolidated balance sheet aggregated $675,000 and $625,000, respectively.

At July 3, 2005 and December 31, 2004, ev3 International owed the Company $2,110,000 and $2,484,000, respectively, for amounts it collected from customers on the Company’s behalf that was remitted to the Company in July 2005 and January 2005, respectively, in conformity with the terms of the sales representative agreement described above. In addition, included in accounts receivable in the accompanying unaudited consolidated balance sheet at July 3, 2005 and December 31, 2004 is approximately $7,677,000 and $7,050,000, respectively, representing amounts due to the Company from third parties pursuant to sales transactions in which ev3 International acted as the Company’s sales representative, and will act as the collection agent on the Company’s behalf, in conformity with the sales representative agreement described above.

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

In June 2003, the Company entered into two separate distribution agreements with ev3 K.K. (Japan) and ev3 Canada, Inc. (collectively, the “ev3 subsidiaries”). Under the terms of such distribution agreements, both of the ev3 subsidiaries purchase peripheral and neurovascular products from the Company at a fixed percentage of the actual sales prices realized by the ev3 subsidiaries from end-user customers. The Company’s collection of payment from the ev3 subsidiaries for such purchases is fixed by the terms of the agreements, and is not contingent upon the ev3 subsidiaries’ collections from their customers. However, based on the relationship of the ev3 subsidiaries to the Company, as described above, the Company adopted a revenue recognition policy under which revenues related to sales of product to the ev3 subsidiaries under the terms of the agreements are recognized only upon the ev3 subsidiaries’ sales of such products to their customers.

At July 3, 2005 and December 31, 2004, ev3 Inc. and its wholly owned subsidiaries owed an aggregate of $1,023,000 and $560,000, respectively, to the Company for purchases made from the Company under the terms of the agreements as described above. Such amount is included as a component of the net receivable from ev3 in the accompanying unaudited consolidated balance sheet.

Other Distribution Agreements

The Company’s products are distributed internationally, other than under the terms of the agreements described above, by various independent distributors.

11.	Concentration of Credit Risk

At July 3, 2005, the Company had approximately $5,388,000 of cash and cash equivalents that were in excess of the federally insured limit of $100,000 per bank. All such investments are in the custody of one bank.

In addition, at July 3, 2005 the Company maintained certificates of deposit, amounting to $285,000, with the same bank described above. Such certificates serve as collateral for letters of credit issued by the bank in connection with requirements by foreign taxing authorities. Accordingly, such certificates are restricted as to use and are included in other assets in the accompanying unaudited consolidated balance sheet.

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

13.	Enteric Medical Technologies. Inc.

As partial consideration for entering into a license agreement, the Company received shares of Enteric common stock, which approximated 20% of Enteric’s outstanding equity voting interests as of the date of its acquisition as discussed below.

In June 2002, Boston Scientific Corporation and Enteric entered into a merger agreement under which Boston Scientific acquired all the outstanding common and preferred stock of Enteric. Pursuant to the terms of the merger agreement, each Enteric stockholder received a pro rata share of a closing payment, net of amounts set aside in escrow to provide for future indemnity claims, if any. In addition, the merger agreement gave each Enteric stockholder the right to receive a pro rata share of two contingent payments, should Enteric have achieved defined milestones on or before the fifth anniversary of the merger agreement.

In May 2004, the Company received and recognized as a gain on sale of investment a $1.7 million distribution from amounts previously set aside in escrow, under the terms of the merger agreements. In May 2005, the Company received a $878,000 as a second distribution from the remaining 50% of the amounts in escrow. Accordingly, the Company recognized the amounts received as a gain on sale of investment.

14.	Per Share Information

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

The Company considers common equivalent shares from the exercise of stock options and warrants in the instance where the shares are dilutive to net income of the Company by application of the treasury stock method. Potential common shares at July 3, 2005 and July 4, 2004, represented by options to purchase approximately 1,160,000 and 513,000 common shares, respectively, have been excluded from the diluted per share calculation due to their anti-dilutive effect.

15.	Product Line Information

Information with respect to net sales for the three and six months ended July 3, 2005 and July 4, 2004 is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Product Lines
Embolic products	$4,176,000	$3,215,000	$8,094,000	$5,517,000
Neuro access and delivery products	8,091,000	5,072,000	14,823,000	9,672,000
Peripheral blood clot therapy and other products	807,000	815,000	1,542,000	1,487,000

Total net sales	$13,074,000	$9,102,000	$24,459,000	$16,676,000

Geographic Markets
United States	$4,263,000	$3,000,000	$8,447,000	$5,698,000
International	8,811,000	6,102,000	16,012,000	10,978,000

Total net sales	$13,074,000	$9,102,000	$24,459,000	$16,676,000

No customer accounted for 10% or more of total net sales for the three and six months ended July 3, 2005 or July 4, 2004.

For the three months ended July 3, 2005, Germany accounted for 11% of total net sales. France accounted for 10% of total net sales for the three months ended July 4, 2004. For the six months ended July 3, 2005, Germany accounted for 11% of total net sales. No other countries outside the United States accounted for 10% or more of total net sales for the six months ended July 4, 2004.

16.	Facility Consolidation

In December 2004, the Company closed its manufacturing facility in Bochum, Germany in order to consolidate its manufacturing operations into a single manufacturing location at its headquarters in Irvine, California, and to eliminate redundant positions in all operating departments.

A reconciliation of accrued facility consolidation costs from December 31, 2004 to July 3, 2005 is as follows:

Accrued facility consolidation costs at December 31, 2004	$1,296,000
Add: charges to expense, primarily related to employee termination benefits	340,000
Less payments for:
Employee termination benefits	(620,000)
Contract terminations	(251,000)

(765,000)
Effect of foreign currency translation	(76,000)

Accrued facility consolidation costs at July 3, 2005	$689,000

Of the accrued facility consolidation costs of $689,000 at July 3, 2005, the Company expects approximately $660,000 to be paid during the remainder of 2005, and the remaining balance, consisting primarily of building lease payments, to be paid ratably over a period from 2006 through 2008.

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

OVERVIEW

The Company is engaged in the design, development, manufacturing and marketing of minimally invasive devices for treatment of vascular disease. The Company derives its revenues principally from three product lines: embolic products, neuro access and delivery products and peripheral blood clot therapy products.

The Company manufactures its products at its facilities in Irvine, California. Certain accessories are manufactured and processes performed by contract manufacturers.

Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, regulatory approval of new products, the extent to which the Company’s products gain market acceptance, the rate at which the Company and third-party distributors, as applicable, establish their domestic and international sales and distribution networks, the progress of clinical trials and the introduction of competitive products for diagnosis and treatment of neuro and peripheral vascular disease. Given these factors, accurate prediction of future operating results is difficult. Although the Company has experienced sales growth in certain recent periods, the Company may not be able to sustain sales growth or gain profitability on a quarterly or annual basis, and its growth may not be consistent with predictions made by securities analysts.

The Company manufactures product for stock and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a significant backlog in the near term.

The Company’s majority stockholder is ev3 Inc. ev3 Inc., through its wholly owned subsidiary Micro Investment, LLC, owned approximately 70.3% of the Company’s common stock as of July 3, 2005. As described below and in Note 10 to the unaudited consolidated financial statements included herein, the Company is also a party to agreements with ev3 Endovascular, Inc., ev3 International, Inc., ev3 K.K. (Japan) and ev3 Canada, Inc., all of which are wholly owned subsidiaries of ev3 Inc.

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

In July 2005, the Company received PMA approval to commercially market Onyx for the treatment of brain arterio-venous malformations (AVMs) in the United States.

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

The Company distributes its peripheral and neurovascular products in Japan and Canada pursuant to distributions agreements with ev3 K.K. (Japan) and ev3 Canada, respectively. Under the distribution agreements, these ev3 Inc. subsidiaries purchase the Company’s products at a fixed percentage of the actual sales prices realized them from end-user customers. The Company’s collection of payment from ev3 K.K. (Japan) and ev3 Canada for these purchases is fixed by the terms of the distribution agreements, and is not contingent upon the collection from the end-user customers. However, based on the relationship of these ev3 subsidiaries to the Company, as described above, the Company adopted a revenue recognition policy under which revenues related to sales of product to these ev3 subsidiaries under the terms of the agreements are recognized only upon the ev3 subsidiaries’ sales of such products to their customers.

In the first quarter of 2004, the Company commercially launched the NXT family of embolic coils in Europe, which replaced the Sapphire embolic coil product line in that geographic market. In the first quarter of 2005, the NXT family of embolic coils was commercially launched in the United States.

Peripheral Blood Clot Therapy Products

The Company’s peripheral blood clot therapy products consist of microcatheters, infusion wires and a mechanical brush for the delivery of thrombolytic agents for the dissolution of blood clots. Effective January 2003, the Company entered into a distribution support services agreement with ev3 Endovascular, under which ev3 Endovascular provided warehousing for the Company’s peripheral blood clot therapy products, which comprise nearly all of the Company’s peripheral blood clot therapy product segment sales, and charged the Company a fee at a fixed percentage of the Company’s sales of such products. In April 2003, the Company and ev3 Endovascular entered into a distribution agreement, which superseded the January 2003 distribution support services agreement. Under the terms of the April 2003 agreement, ev3 Endovascular purchases peripheral blood clot therapy products from the Company at a fixed percentage of the actual sales prices realized by ev3 Endovascular from end-user customers. The Company’s collection of payment from ev3 Endovascular for these purchases is fixed by the terms of the distribution agreements, and is not contingent upon the collection from the end-user customers. However, based on the relationship of ev3 Endovascular to the Company, as described above, the Company adopted a revenue recognition policy under which revenues related to sales of product to ev3 Endovascular under the terms of the agreements are recognized only upon ev3 Endovascular’s sales of such products to their customers.

The Company markets its peripheral blood clot therapy products internationally principally under the terms of the August 2003 agreement with ev3 International described above.

RESULTS OF OPERATIONS

Comparison of the Three Months and Six Months Ended July 3, 2005 and July 4, 2004

The following table sets forth, for the three months and six months ended July 3, 2005 and July 4, 2004, the Company’s results of operations expressed as dollar amounts and as percentages of net sales:

	Three Months Ended				Six Months Ended
	July 3, 2005		July 4, 2004		July 3, 2005		July 4, 2004
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$13,074,000	100%	$9,102,000	100%	$24,459,000	100%	$16,676,000	100%
Cost of sales	4,157,000	32%	3,593,000	39%	8,217,000	34%	6,981,000	42%

Gross margin	8,917,000	68%	5,509,000	61%	16,242,000	66%	9,695,000	58%

Costs and expenses:
Research and development	2,782,000	21%	2,016,000	22%	5,331,000	22%	4,239,000	25%
Clinical and regulatory	976,000	8%	1,501,000	16%	1,964,000	8%	3,116,000	19%
Marketing and sales	2,255,000	17%	1,571,000	17%	4,629,000	19%	3,332,000	20%
Distribution fees charged by ev3 Inc.	2,463,000	19%	2,131,000	23%	4,490,000	18%	3,411,000	20%
General and administrative	2,953,000	23%	3,817,000	42%	5,800,000	24%	7,265,000	44%
Facility Consolidation	148,000	1%	—	0%	340,000	1%	—	0%
Distributor termination	—	0%	269,000	3%	—	0%	269,000	2%

Total costs and expenses	11,577,000	89%	11,305,000	124%	22,554,000	92%	21,632,000	130%

Loss from operations	(2,660,000)	-20%	(5,796,000)	-64%	(6,312,000)	-26%	(11,937,000)	-72%

Other income (expense):
Amortization of beneficial conversion feature of notes payable	—	0%	—	0%	—	0%	(6,190,000)	-37%
Interest income (expense), net	69,000	1%	(16,000)	0%	149,000	1%	(79,000)	0%
Gain on sale of investment	878,000	7%	1,728,000	19%	4,611,000	19%	1,728,000	10%
Foreign currency transaction loss	(480,000)	-4%	(42,000)	-1%	(792,000)	-3%	(5,000)	0%
Other income	6,000	0%	3,000	0%	97,000	0%	20,000	0%

Total other income (expense)	473,000	4%	1,673,000	18%	4,065,000	17%	(4,526,000)	-27%

Loss before provision for income taxes	(2,187,000)	-17%	(4,123,000)	-45%	(2,247,000)	-9%	(16,463,000)	-99%
Provision for income taxes	—	0%	—	0%	2,000	0%	2,000	0%

Net loss	$(2,187,000)	-17%	$(4,123,000)	-45%	$(2,249,000)	-9%	$(16,465,000)	-99%

Following is information with respect to net sales for the three and six months ended July 3, 2005 and July 4, 2004 for the Company’s product lines and geographic markets:

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Product Lines
Embolic products	$4,176,000	$3,215,000	$8,094,000	$5,517,000
Neuro access and delivery products	8,091,000	5,072,000	14,823,000	9,672,000
Peripheral blood clot therapy and other products	807,000	815,000	1,542,000	1,487,000

Total net sales	$13,074,000	$9,102,000	$24,459,000	$16,676,000

Geographic Markets
United States	$4,263,000	$3,000,000	$8,447,000	$5,698,000
International	8,811,000	6,102,000	16,012,000	10,978,000

Total net sales	$13,074,000	$9,102,000	$24,459,000	$16,676,000

For the three months ended July 3, 2005, embolic product sales increased 30% to $4.2 million compared to $3.2 million for the three months ended July 4, 2004. For the six months ended July 3, 2005, embolic product sales increased 47% to $8.1 million compared to $5.5 million for the six months ended July 4, 2004. The increase in embolic product sales for the three and six months ended July 3, 2005 compared to the three and six months ended July 4, 2004 is attributable primarily to volume increases in sales of the NXT coil family.

Sales from the neuro access and delivery products increased 59% to $8.1 million for the three months ended July 3, 2005 compared to $5.1 million for the three months ended July 4, 2004. For the six months ended July 3, 2005, sales of neuro access and delivery product increased 53% to $14.8 million compared to $9.7 million for the six months ended July 4, 2004. The increase in neuro access product sales for the three and six months ended July 3, 2005 compared to the three and six months ended July 4, 2004 is primarily attributable to volume increases across multiple product lines including the Echelon microcatheters, the Marathon microcatheter, and the HyperForm and HyperGlide occlusion balloon systems.

Sales of peripheral vascular and other products for the three and six months ended July 3, 2005 remained relatively unchanged from the corresponding period in 2004.

Cost of sales for the three months ended July 3, 2005 were $4.2 million as compared to $3.6 million for the three months ended July 4, 2004. This increase resulted primarily from volume increases in sales of product as discussed above. As a percentage of sales, cost of sales for the three-month period ended July 3, 2005 was 32% as compared to 39% for the corresponding period of 2004. This reduction arose primarily from increased production volume.

Cost of sales for the six months ended July 3, 2005 were $8.2 million as compared to $7.0 million for the six months ended July 4, 2004. This increase primarily resulted from increased production volume. Cost of sales incurred in the first quarter of 2004 were impacted by the initiation of commercial manufacturing of the NXT embolic coil product line in the Company’s German facility and of the Sapphire embolic coil product line in the United States.

Research and development expenses were $2.8 million for the three-month period ended July 3, 2005 as compared to $2.0 million for the three month-period ended July 4, 2004. For the six months ended July 3, 2005, research and development expenses were $5.3 million as compared to $4.2 million for the six months ended July 4, 2004. The increase is attributed to the development costs related to the Nexus coil family for the three and six months ended July 3, 2005 compared to the three and six months ended July 4, 2004.

Clinical and regulatory expenses decreased $525,000 to $976,000 for the three months ended July 3, 2005 from $1,501,000 for the three months ended July 4, 2004. For the six months ended July 3, 2005, clinical and regulatory expenses decreased $1.2 million to $2.0 million from $3.1 million for the six months ended July 4, 2004. In 2004, clinical and regulatory expenses were higher due to costs incurred in connection with the Company’s Onyx clinical trial activity in the U.S., which activity had been substantially reduced by the end of 2004.

Marketing and sales expenses, including fees charged to the Company by ev3 Inc. and its wholly owned subsidiaries increased $1.0 million to $4.7 million for the three months ended July 3, 2005 from $3.7 million for the three months ended July 4, 2004. Of the $1.0 million increase in marketing and sales expenses, $0.7 million is attributable to the recent expansion of the Company’s U.S. sales force and $0.3 million is attributable to increases in distribution costs that vary positively with increases in sales. For the six-month period ended July 3, 2005, marketing and sales expenses increased $2.4 million to $9.1 million for the six months ended July 3, 2005 compared to $6.7 million for the six months ended July 4, 2004. Of the $2.4 million increase in marketing and sales expenses, $1.3 million is attributable to the recent expansion of the Company’s U.S. sales force and $1.1 million is attributable to distribution costs that vary positively with increases in sales.

General and administrative expenses decreased $1.1 million to $3.0 million for the three-month period ended July 3, 2005 from $4.1 million for the three-month period ended July 4, 2004. This decrease is attributable primarily to reduced legal expenses in 2005, amounting to $1.3 million in connection with intellectual property litigation, as compared to $2.5 million of such legal expenses for the three months ended July 3, 2004.

General and administrative expenses decreased $1.7 million to $5.8 million for the six-month period ended July 3, 2005 from $7.5 million for the six-month period ended July 4, 2004. Legal expenses for the six-month period ended July 3, 2005 include reimbursement of approximately $950,000 of previously expensed litigation costs which was received under the terms of an interim settlement in the United Kingdom litigation matter, under which the opposing party agreed to pay the Company its costs associated with that action. The Company recorded such proceeds as a reduction of litigation expense upon receipt of such funds in February and March 2005. The parties intend to continue discussions regarding payment by the opposing party of the remaining costs incurred by the Company in this matter. Should the Company continue to actively pursue its position with respect to such litigation, it is possible that the rate at which litigation costs are incurred could increase in future periods. See Note 9 of Notes to Unaudited Consolidated Financial Statements.

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

Interest income increased to $71,000 for the three months ended July 3, 2005 from $24,000 in the same period of 2004 due to higher average cash balances in 2005 relative to 2004. Interest expense decreased to $2,000 for the three months ended July 3, 2005 from $40,000 in the same period of 2004. Interest expense was higher for the three months ended July 4, 2004 due to the interest related to the exchangeable promissory notes described above that were exchanged for shares of the Company’s common stock in August 2004.

For the six months ended July 3, 2005, interest income increased to $155,000 from $59,000 compared to the same period in 2004. This increase is due to higher average cash balances in 2005 relative to 2004. Interest expense decreased to $6,000 for the six months ended July 3, 2005 from $138,000 in the same period of 2004. Interest expense was higher for the six months ended July 4, 2004 due to the interest related to the exchangeable promissory notes described above that were exchanged for shares of the Company’s common stock in August 2004.

In January 2005, the Company received $3.7 million as a result of the consummation of a sale of certain assets by Genyx Medical, Inc., in which the Company owned a minority equity interest. The Company recorded such amount as a gain on sale of investment upon its receipt. In May 2005, the Company received $878,000 as a result of the Boston Scientific merger with Enteric Medical Technologies, Inc. in which the Company owned a minority equity interest. The payment represents a second pro rata distribution of the amounts in escrow under the terms of the merger agreement and accordingly, the Company recorded such amount as a gain on sale of investment.

In December 2004, the Company closed its manufacturing facility in Bochum, Germany, and consolidated its manufacturing operations into a single manufacturing location at its headquarters in Irvine, California. In connection with the facility closure, the Company accrued estimated costs of termination benefits, contractual termination costs and asset impairment costs as of the date of closure. During the six months ended July 3, 2005, the Company accrued additional facility consolidation cost, consisting primarily of period costs related to employee termination benefits amounting to $340,000.

The Company believes it will incur additional facility consolidation costs in the remainder of 2005 for period related costs and as negotiations related to certain of its terminated contractual relationships progress. The Company does not currently expect significant additional costs to be incurred after 2005.

Liquidity and Capital Resources

Since inception, the Company’s costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of approximately $148.0 million at July 3, 2005. Consequently, the Company has historically financed its operations through debt and equity placements. In late 2003 and 2004, the Company completed two private placements of exchangeable promissory notes resulting in aggregate proceeds to the Company of $38 million, of which $28 million resulted from sales of notes to stockholders, and their affiliates, of ev3 Inc. The exchangeable promissory notes were subsequently exchanged for an aggregate of 13,144,728 shares of the Company’s common stock.

In addition to its operations, the Company has received cash payments from two private medical device companies in which the Company owned a minority equity interest. In January 2005, the Company received $3.7 million as a result of the consummation of a sale of certain assets by Genyx Medical, Inc. Also, in May 2004, the Company received $1.7 million of the amounts set aside in escrow in connection with Boston Scientific’s merger with Enteric Medical Technologies, Inc. In May 2005, the Company received $878,000 of the remaining portion of escrowed amounts under the merger agreement. The Company expects to receive the remaining amount of approximately $850,000 in May 2006, provided that no claims are made against the amounts in escrow.

As of July 3, 2005, the Company had cash and cash equivalents of $5.5 million. Cash used by the Company’s operations during the six months ended July 3, 2005 was $7.0 million, reflecting primarily the loss from operations, increases in trade receivables from third-party customers and inventories, increases in prepaid expenses, increases in accounts payable, and increases in accrued compensation and decreases in accrued liabilities, which represent payments of bonuses earned during 2004 and employee termination benefits in connection with the Company’s December 2004 closure of its German facility, respectively. Partially offsetting such changes was an increase in the net receivables from ev3 Inc. The Company expects that operations will continue to consume cash during 2005.

Cash provided by investing activities during the six months ended July 3, 2005 was $259,000, primarily resulting from the receipt of $3.7 million from the sale of assets of Genyx, receipt of $878,000 in connection with Boston Scientific’s merger with Enteric Medical, Inc., both described above, and the restoration to cash of certificates of deposit, aggregating $880,000, that had been segregated from cash balances during the period that such certificates of deposit served as collateral for bank letters of credit which expired in 2005. Cash provided by investing activities during the six months ended July 3, 2005 was offset by a $3.75 million payment to the former Dendron stockholders and the acquisition of property and equipment and capitalized patents costs.

Cash provided by financing activities during the six months ended July 3, 2005 was $227,000, primarily consisting of proceeds from the exercise of stock options.

Under the terms of the stock purchase agreement entered into in connection with its acquisition of Dendron, the Company agreed to make additional payments, aggregating up to $15 million, contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in 2004. Also in 2004, the $5 million revenue target for sales of Dendron products during that year was met. Accordingly, a second payment to the former Dendron stockholders of $3.75 million was accrued in 2004 and was paid in June 2005. A final additional payment of $7.5 million is contingent upon Dendron products achieving revenues of $25 million in any fiscal year during the period 2003 through 2008. This additional payment would be due in the year following the year of target achievement.

On June 25, 2004, the Company entered into a note purchase agreement under which it sold exchangeable promissory notes in an aggregate principal amount of $21 million. Similar to the notes issued under the December 2003 agreement described above, the notes issued under the June 2004 agreement contain a beneficial conversion feature amounting to $9.1 million. Accordingly, upon issuance of the notes on June 25, 2004, the Company recorded a discount to the notes of $9.1 million, and upon exchanging of the notes for the Company’s common stock on August 18, 2004, the Company expensed the entire $9.1 million unamortized discount.

The Company is party to a number of alleged patent infringement claims in the United States and Europe as described in Note 9 of “Notes to Unaudited Consolidated Financial Statements” included elsewhere in this report. During 2004 and 2003, the Company incurred legal expenses of approximately $7.7 million and $4.6 million, respectively, in connection with these claims. In February 2005, the English Patents Court approved an interim settlement between the Company and the patent holders involved in the proceeding whereby the patent holders agreed to pay the Company’s legal costs associated with the proceeding, including interest. As a result, the Company received interim payments from the patent holders aggregating £500,000, equivalent to approximately $950,000 based on the dates of receipt. The parties intend to continue discussions regarding payment by the patent holders of the remaining costs incurred by the Company in such litigation. Although the Company has reached an interim settlement for the proceeding initiated in the United Kingdom, a number of similar proceedings remain active. If the Company actively pursues its position in the remaining litigation matters, it will likely incur significant legal expenses through at least the remainder of 2005.

As described in more detail in Note 9 of “Notes to Unaudited Consolidated Financial Statements” included elsewhere in this report, and the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, the Company established, as of the date of its acquisition of Dendron, an accrual for potential payment of claims related to matters in which Dendron was involved prior to the acquisition. In addition, in February 2005, the Company received an initial claim from the patent holders with respect to monetary damages, amounting to €3.6 million, or approximately $4.3 million as of July 3, 2005, related to the matter being heard in a Dutch court, with which the Company disagrees and which is subject to further legal proceedings, and therefore cannot be reasonably estimated. The Company does not expect that payments for claims will result from either of these matters during 2005.

At July 3, 2005, accrued facility consolidation costs of $689,000 represents costs related to the Company’s December 2004 closure of its manufacturing facility in Germany. Of this amount, the Company expects approximately $660,000 to be paid during the remainder of 2005, and the remaining balance, consisting primarily of building lease payments, to be paid ratably over a period from 2006 through 2008.

German tax authorities have not audited the income tax returns of the Company’s German subsidiary, Dendron GmbH, since the Company’s acquisition of Dendron in October 2002. While the Company believes that Dendron has made its tax filings in conformity with German tax regulations, the Company is unable to predict what, if any, areas of inquiry might be made by German tax authorities in connection with an audit in general, or specifically in connection with either the Company’s acquisition of Dendron or the subsequent closure of the German manufacturing facility described above.

In the first quarter of 2005, the Company received a support letter from Warburg Pincus Equity Partner, L.P., pursuant to which Warburg Pincus has agreed to provide additional financing, up to $5 million, to the Company. The Warburg Pincus commitment is effective through July 4, 2006 and will be reduced to the extent of proceeds that become available from a third party lender such as the credit facility described below. The Company believes that the combination of its existing cash at July 3, 2005, net cash anticipated to be consumed for 2005 operations, and proceeds either under the credit facility described below or its support letter with Warburg Pincus, will be sufficient to fund the Company’s operations for the next twelve months.

On May 6, 2005, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, which will expire on May 6, 2007. Pursuant to the terms of the Agreement, the Company may borrow up to the lesser of (i) $3,000,000 or (ii) the sum of (a) 80% of the Company’s eligible accounts receivable, which exclude among other things accounts receivable relating to international sales, and (b) the lesser of (1) 30% of the Company’s eligible inventory, which excludes among other things inventory located outside of the United States, (2) 50% of outstanding loans under (a) above or (3) $750,000. All outstanding amounts under the Agreement bear interest at a variable rate equal to the bank’s prime rate plus 2%. The agreement also contains customary covenants regarding operations of the Company’s business and financial covenants relating to minimum tangible net worth. The Company was in compliance with meeting the financial covenants at July 3, 2005. As of July 3, 2005, the Company had no borrowings under this credit facility.

During the second quarter of 2005, the Company commenced activities related to a potential relocation of its operations in Irvine, California to a larger facility in the same vicinity. The Company believes that a larger facility will be required to support its continued growth. The Company is in final negotiations with a prospective landlord to lease a larger facility, but has yet to enter into a definitive lease agreement. The Company expects to occupy a new facility in 2006. The lease for the Company’s current facility expires in September 2005. However, the Company has reached an agreement with its current landlord under which it will lease its current facility on a month-to-month basis until such time as it has completed its relocation to a new facility. In connection with this planned facility move, the Company has agreed in principle with, and is currently negotiating a definitive agreement with ev3 Inc., the Company’s majority stockholder, under which ev3 Inc. will make available to the Company a credit facility of $3.3 million. This facility would bear interest at a floating prime rate plus 2.3%, and would provide the Company with the necessary financing to support the facility expansion needs.

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

Our operations to date have consumed substantial amounts of cash, and we expect this condition will continue into at least the fourth quarter of 2005. We expect that our current working capital and expected cash flows from operations, augmented by the available borrowings under our credit facility, will be sufficient to fund our operations for the next twelve months, at which time we believe we will have achieved cash flow positive operations. In addition, we have received a letter of support from Warburg Pincus, who owns or controls the majority portion of our outstanding common stock, in which Warburg Pincus has committed to contribute up to $5 million of working capital subject to certain limitations. However, positive cash flow from operations may not be achieved in the expected time frame and the funding from Warburg Pincus may be on terms that are dilutive to existing stockholders. Our ability to achieve cash flow positive operations will be influenced by many factors, including the extent and duration of our future operating losses, the level and timing of future sales and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and the future course of intellectual property litigation.

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

One of our stockholders beneficially owns a majority of our common stock, which enables it to control our Board of Directors and cause or prevent significant transactions.

ev3 Inc. beneficially owns an aggregate of approximately 70.3% of our outstanding common stock. In addition, four members of our Board of Directors, James Corbett, Dale A. Spencer, Richard B. Emmitt and Elizabeth H. Weatherman, are members of the board of directors of ev3 Inc. Ms. Weatherman is a general partner of Warburg, Pincus & Co., the sole general partner of Warburg Pincus, which, together with three affiliated entities, owns a majority of the outstanding shares of ev3 Inc.

ev3 Inc. will be able to exercise voting control over us for the foreseeable future and will be able to elect the entire Board of Directors, set dividend policy and otherwise generally determine our management. ev3 Inc., through its wholly owned subsidiary Micro Investment, LLC, appointed three of the seven members of our current Board of Directors, and so long as Micro Investment holds 30% of the outstanding shares of our common stock, Micro Investment is entitled to designate four of the members of our Board of Directors. This control by ev3 Inc. could prevent, or make more difficult, a sale of Micro Therapeutics that is not on terms acceptable to Micro Investment and its affiliates. In addition, this control would allow Micro Investment to prevent, or alternatively, to cause to occur, significant corporate transactions.

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

Certain subsidiaries of ev3 Inc. distribute most of our products outside the United States and our peripheral blood clot therapy products in the United States. ev3 Inc., which is affiliated with us as described elsewhere in this report, and these subsidiaries may not be successful in performing their obligations under their agreements with us. If these ev3 entities are not successful, we may not be able to enter into substitute agreements on acceptable terms or at all, in order to continue selling our products. Alternatively, we may not be able to attract, motivate and retain qualified sales personnel in a timely enough manner to continue selling our products. Accordingly, if these ev3 entities are not successful in distributing our products, our revenues could be negatively impacted.

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

If our manufacturing facility does not have sufficient capacity or we experience a delay in the proposed relocation of our existing manufacturing facility, the production of our products may be delayed.

The expansion of our manufacturing capacity will be necessary in the future. We are currently in discussion with a prospective landlord for the leasing of a larger facility, which will include significantly greater manufacturing capacity. We expect to incur approximately $3.0 million for facilities, tooling and equipment, regulatory approvals and leasehold improvements for the new facility. We expect to enter into definitive agreements with ev3 Inc., the Company’s majority stockholder, to borrow up to $3.3 million for the payment of the expenses associated with the relocation. If we are not able to achieve the expected improved efficiencies from our new manufacturing facility or we experience any delay in completing our relocation or regulatory qualification of our new facility, including obtaining the anticipated borrowing from ev3, our business could be materially adversely affected.

Our dependence on single source suppliers puts us at risk of interruptions in our business.

We purchase some components and services used in connection with our products from third parties. Our dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality, and delivery schedules. Delays in delivery, services or component shortages could cause delays in the shipment of our products. Our single-source components are generally acquired through purchase orders placed in the ordinary course of business, and we have no guaranteed supply arrangements with any of our single-source suppliers. Given of our reliance on these vendors, we may also be subject to increases in component costs. It is possible that we could experience quality control problems, supply shortages or price increases with respect to one or more of these components in the future. If we need to establish additional, or alternative, suppliers for some of these components, our access to the components might be delayed while we qualify such suppliers. Any quality control problems, interruptions in supply or component price increases with respect to one or more components could have a negative impact on our business.

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

Impact of Foreign Currency Exchange Rates

The Company’s sales in Europe and certain countries outside Europe are either denominated in or determined by the local currency, primarily the Euro, of the Company’s customers. During the three months ended July 3, 2005, the U.S. dollar was lower in value against such currencies than during the corresponding period in 2004. The Company estimates that approximately $215,000 of the increase in total revenues and approximately $83,000 of the increase in operating expenses from the three months ended July 4, 2004 to the corresponding period in 2005 were attributable to fluctuation in currency exchange rates.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchanged Commission rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including the Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on May 26, 2005, at which four proposals were presented and voted on.

Proposal One:	Each of the seven nominees to the Board of Directors was elected for a one-year term by the stockholders. The following directors were elected with the following voting results:

	Number of shares:
Name	For	Withheld
James Corbett	42,036,741	1,187,035
Richard Emmitt	42,409,604	814,172
Richard D. Randall	42,407,018	816,758
Dale A. Spencer	42,407,118	816,758
George Wallace	42,039,147	1,184,649
Elizabeth Weatherman	42,142,121	1,081,655
Thomas C. Wilder, III	42,042,567	1,181,209

Proposal Two:	To approve an amendment to the Company’s 1996 Stock Incentive Plan to increase the number of shares subject thereto to a total of 6,750,000 shares. The voting results were:

For	Against	Abstain
35,910,600	810,035	8,519

Proposal Three:	To approve an amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares subject thereto to a total of 750,000 shares.

For	Against	Abstain
36,544,958	178,096	6,100

Proposal Four:	To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005. The voting results were:

For	Against	Abstain
43,179,588	27,500	16,688

Item 6.	Exhibits

See Index to Exhibits on Page 33 of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO THERAPEUTICS, INC.

Date: August 17, 2005	By:	/s/ THOMAS C. WILDER, III
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