Form 10-Q
period 2005-10-02
MICRO THERAPEUTICS INC
filed 2005-11-16
CIK 311407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2005, 48,555,397 shares of the registrant’s only class of common stock were outstanding.

MICRO THERAPEUTICS, INC.

Item 1.	Financial Statements

MICRO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

October 2, 2005 and December 31, 2004

(Unaudited)

	October 2, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$3,144,000	$11,647,000
Accounts receivable, net of allowances	9,200,000	7,712,000
Receivable from ev3 Inc., net	2,610,000	2,419,000
Inventories, net	6,880,000	6,365,000
Prepaid expenses and other assets	1,377,000	633,000

Total current assets	23,211,000	28,776,000
Property and equipment, net	2,820,000	2,139,000
Intangible assets, net	6,162,000	7,893,000
Goodwill	20,982,000	20,982,000
Other assets	405,000	1,245,000

Total assets	$53,580,000	$61,035,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,676,000	$924,000
Accrued salaries and benefits	2,881,000	1,972,000
Accrued liabilities	1,755,000	3,105,000
Accrued facility consolidation costs	143,000	1,296,000
Payable to sellers of Dendron GmbH	—	3,750,000
Deferred revenue and other liabilities	2,480,000	1,993,000

Total current liabilities	8,935,000	13,040,000
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 70,000,000 shares authorized; 48,524,000 issued and outstanding at October 2, 2005 and 48,425,000 shares issued and outstanding at December 31, 2004	49,000	48,000
Additional paid in capital	194,871,000	194,551,000
Accumulated deficit	(150,184,000)	(146,214,000)
Accumulated other comprehensive loss	(91,000)	(390,000)

Total stockholders’ equity	44,645,000	47,995,000

Total liabilities and stockholders’ equity	$53,580,000	$61,035,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For The Three and Nine Months Ended October 2, 2005 and October 3, 2004

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net sales	$14,090,000	$8,171,000	$38,549,000	$24,847,000
Cost of sales	4,067,000	3,144,000	12,284,000	10,125,000

Gross profit	10,023,000	5,027,000	26,265,000	14,722,000

Operating expenses
Research and development	2,967,000	2,281,000	8,298,000	6,520,000
Clinical and regulatory	1,203,000	1,326,000	3,167,000	4,442,000
Marketing and sales	3,006,000	1,901,000	7,346,000	5,233,000
Marketing and sales charged by ev3 Inc.	2,438,000	1,578,000	7,218,000	4,989,000
General and administrative	3,037,000	3,638,000	8,836,000	10,903,000
Distributor termination	(400,000)	554,000	(400,000)	823,000
Facility consolidation	(425,000)	—	(85,000)	—

Total operating expenses	11,826,000	11,278,000	34,380,000	32,910,000

Loss from operations	(1,803,000)	(6,251,000)	(8,115,000)	(18,188,000)

Other income (expense)
Amortization of exchange feature of notes payable	—	(9,148,000)	—	(15,338,000)
Interest income	27,000	78,000	183,000	136,000
Interest expense	(8,000)	(222,000)	(15,000)	(320,000)
Gain on sale of investment	—	—	4,611,000	1,728,000
Foreign currency transaction gain (loss)	82,000	33,000	(710,000)	28,000
Other, net	(19,000)	57,000	78,000	36,000

Total other income (expense)	82,000	(9,202,000)	4,147,000	(13,730,000)

Loss before provision for income taxes	(1,721,000)	(15,453,000)	(3,968,000)	(31,918,000)
Provision for income taxes	—	—	2,000	2,000

Net loss	(1,721,000)	(15,453,000)	(3,970,000)	(31,920,000)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(17,000)	3,000	298,000	(7,000)

Total other comprehensive income (loss)	(17,000)	3,000	298,000	(7,000)

Comprehensive loss	$(1,738,000)	$(15,450,000)	$(3,672,000)	$(31,927,000)

Per share information
Net loss attributable to common stockholders	$(1,721,000)	$(15,453,000)	$(3,970,000)	$(31,920,000)
Net loss per share (basic and diluted)	$(0.04)	$(0.34)	$(0.08)	$(0.76)
Weighted average common shares outstanding	48,507,000	45,045,000	48,455,000	41,958,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended October 2, 2005 and October 3, 2004

(Unaudited)

	For The Nine Months Ended
	October 2, 2005	October 3, 2004
Cash flows from operating activities:
Net loss	$(3,970,000)	$(31,920,000)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of exchange feature of notes payable	—	15,338,000
Non-cash interest expense	—	320,000
Abandonment of patents	179,000	—
Depreciation and amortization	2,415,000	2,487,000
Gain on sale of investment	(4,611,000)	(1,728,000)
Loss on sale of fixed assets	13,000	2,000
Non-cash compensation	26,000	243,000
Provision for doubtful accounts	197,000	708,000
Provision for inventory obsolescence	536,000	633,000
Change in operating assets and liabilities:
Accounts receivable	(1,637,000)	(935,000)
Receivable from ev3, Inc.	(191,000)	(284,000)
Inventories	(1,051,000)	(3,118,000)
Prepaid expenses and other current assets	(791,000)	(226,000)
Accounts payable	752,000	(788,000)
Accrued salaries and benefits	909,000	(440,000)
Accrued liabilities	(2,503,000)	670,000
Deferred revenue and other liabilities	487,000	1,277,000

Net cash used in operating activities	(9,240,000)	(17,761,000)

Cash flows from investing activities:
Proceeds from sale of investment	4,611,000	1,728,000
Proceeds from sale of fixed assets	7,000	—
Acquisition of Dendron, GmbH	(3,750,000)	(3,750,000)
Additions to property and equipment	(1,430,000)	(957,000)
Additions to patents and licenses	(134,000)	(345,000)
Change in other assets	841,000	(2,000)

Net cash provided by (used in) investing activities	145,000	(3,326,000)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	213,000	178,000
Proceeds from exercise of stock options	81,000	39,000
Proceeds from issuance of notes payable	—	21,008,000
Costs from issuance of notes payable and exchange of notes for common stock	—	(1,164,000)

Net cash provided by financing activities	294,000	20,061,000

Effect of exchange rate changes on cash	298,000	(5,000)

Net decrease in cash and cash equivalents	(8,503,000)	(1,031,000)
Cash and cash equivalents, beginning of period	11,647,000	16,551,000

Cash and cash equivalents, end of period	$3,144,000	$15,520,000

Cash paid for income taxes	$2,000	$2,000
Supplemental disclosure of non-cash items:
Exchange of notes payable, net of discount, for issuance of common stock	—	$22,859,000

See notes to unaudited consolidated financial statements.

MICRO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Description

Micro Therapeutics, Inc. (“MTI” or the “Company”) was incorporated on June 11, 1993 in California and was reincorporated in Delaware in November 1996 to develop, manufacture and market minimally invasive medical devices for the diagnosis and treatment of vascular disease.

Liquidity and Capital Resources

Since inception, the Company’s costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of $150.2 million at October 2, 2005. Consequently, the Company has historically financed its operations through debt and equity placements. The Company believes that current resources, including its credit facility described in Note 8, augmented by the proceeds available from a letter of support, described further below, from Warburg, Pincus Equity Partners, L.P., (“Warburg Pincus”), the majority stockholder of ev3 Inc., who, through its wholly owned subsidiary, Micro Investment, LLC, is the Company’s majority stockholder, will be sufficient to fund its operations and satisfy its obligations for at least the next 12 months, at which time management expects the Company to have achieved positive cash flow from operations. In its letter of support, Warburg Pincus has committed to contribute up to $5.0 million in working capital to the Company, in either a debt or equity transaction. The Warburg Pincus commitment is effective through July 4, 2006 and will be reduced to the extent proceeds become available from a third-party lending or financing arrangement such as the credit facility described in Note 8. Financing from Warburg Pincus may be dilutive to current stockholders. The Company has no other committed sources of funds for general working capital purposes. Accordingly, if the Company experiences material adverse variances from management’s expectations, it may be required to seek additional financing, the availability of which might not be available either at terms acceptable to the Company or at all, or significantly modify its planned operations. The Company’s future liquidity and capital requirements will be influenced by numerous factors, including, but not limited to, the timing and successful completion of the merger of the Company with Micro Investment, LLC described in Note 17, progress of the Company’s clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, sales and marketing programs, the performance of ev3 Inc. and its subsidiaries under the terms of the agreements with the Company described in Note 10, and the effects of litigation regarding the Company’s intellectual property described in Note 9.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company experience material adverse variances from management’s expectations.

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

Reporting Periods

The Company’s fiscal quarters end on the Sunday nearest to the end of the related calendar quarter, except that the fourth fiscal quarter ends on December 31. Accordingly, the first three fiscal quarters in 2004 ended on April 4, July 4 and October 3. The corresponding fiscal quarters in 2005 ended on April 3, July 3 and October 2.

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

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires those items be recognized as current-period charges. The provisions of this statement shall be effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial statements.

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

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 which expresses the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transaction with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements under adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS 123R. The Company is currently evaluating the impact that SAB 107 will have on its results of operations and financial position when they adopt it in fiscal 2006.

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

Had compensation cost been determined at the fair value on the grant dates for awards under those plans consistent with the method promulgated by SFAS No. 123, the Company’s net loss and related per share amounts would have been as follows:

	For The Three Months Ended		For The Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net loss
As reported	$(1,721,000)	$(15,453,000)	$(3,970,000)	$(31,920,000)
Deduct: Total stock-based employee compensation expense	(398,000)	(210,000)	(1,156,000)	(629,000)

Pro forma	$(2,119,000)	$(15,663,000)	$(5,126,000)	$(32,549,000)
Net loss per share (basic and diluted)
As reported	$(0.04)	$(0.34)	$(0.08)	$(0.76)
Pro forma	$(0.04)	$(0.35)	$(0.11)	$(0.78)

The fair value of each option grant subsequent to the Company’s 1997 initial public offering was estimated on the date of the grant using the Black-Scholes option-pricing model. The assumptions used for the nine-month periods ended October 2, 2005 and October 3, 2004 were as follows: the average risk-free interest rate was 3.875% and 3.425%, respectively; the exercise price was equal to the fair market value of the underlying Common Stock at the grant date; the expected life of the option was the expected time to exercise, estimated to be four years from the date of grant, for options granted to employees, and the term to expiration, generally 10 years from the date of grant, for options granted to non-employees; expected volatility was 45.86% and 63.96%, respectively. The weighted average grant date fair value of options was $2.00 and $2.03, respectively, and the common stock is expected to pay no dividends.

During the three months ended October 2, 2005, the Company granted 24 thousand options to employees under its 1996 Stock Incentive Plan. The exercise price of the options granted equaled the market price of the underlying stock on the date of the grant, resulting in no charge to compensation expense.

The Company recognized consulting expense, related to options granted to non-employees of $4 thousand and $81 thousand in the three months ended October 2, 2005 and October 3, 2004, respectively, and $26 thousand and $243 thousand in the nine months ended October 2, 2005 and October 3, 2004, respectively. None of these outstanding options were granted during the three-month period ended October 2, 2005. Costs associated with such options are included in research and development expense in the accompanying unaudited consolidated statements of operations, and reflect the Company’s estimate of such options’ fair value, using the Black-Scholes option pricing model. The assumptions used in such Black-Scholes pricing model are the same as those described above.

4.	Accounts Receivable

Accounts receivable at October 2, 2005 and December 31, 2004 consisted of the following:

	October 2, 2005	December 31, 2004
Trade	$10,511,000	$8,873,000
Other	164,000	117,000

	10,675,000	8,990,000
Reserve for allowances	(1,475,000)	(1,278,000)

	$9,200,000	$7,712,000

5.	Inventories

Inventories at October 2, 2005 and December 31, 2004 consisted of the following:

	October 2, 2005	December 31, 2004
Raw materials	$3,202,000	$3,965,000
Work–in-process	261,000	101,000
Finished goods	5,099,000	3,446,000

	8,562,000	7,512,000
Reserve for excess and obsolescence	(1,682,000)	(1,147,000)

	$6,880,000	$6,365,000

6.	Property & Equipment

Property and equipment at October 2, 2005 and December 31, 2004 consisted of the following:

	October 2, 2005	December 31, 2004
Machinery and equipment	$3,505,000	$3,324,000
Tooling	427,000	395,000
Leasehold improvements	1,945,000	2,009,000
Furniture and fixtures	758,000	731,000
Computer hardware and purchased software	2,714,000	2,524,000
Construction-in-progress	908,000	229,000

	10,257,000	9,212,000
Less: Accumulated depreciation	(7,437,000)	(7,073,000)

	$2,820,000	$2,139,000

Depreciation expense for property and equipment for the three months ended October 2, 2005 and October 3, 2004 was $249 thousand and $291 thousand, respectively. Depreciation expense for property and equipment for the nine months ended October 2, 2005 and October 3, 2004 was $728 thousand and $805 thousand, respectively.

7.	Intangible Assets

Intangible assets at October 2, 2005 and December 31, 2004 consisted of the following:

	October 2, 2005	December 31, 2004
Patents and licenses	$3,443,000	$3,476,000
Acquired technology	10,100,000	10,100,000

	13,543,000	13,576,000
Less: Accumulated amortization	(7,381,000)	(5,683,000)

	$6,162,000	$7,893,000

Amortization expense for intangible assets for the three months ended October 2, 2005 and October 3, 2004 was $558 thousand and $566 thousand, respectively, and for the nine months ended October 2, 2005 and October 3, 2004 was approximately $1.7 million in each period. Amortization expense for intangible assets is included in research and development expenses in the accompanying consolidated statements of operations.

The Company continually evaluates the amortization period and carrying basis of intangible assets to determine whether later events and circumstances warrant a revised estimated useful life or reduction in value. During the nine months ended October 2, 2005, the Company determined that it would abandon its pursuit of certain patents for which additional investments would otherwise have been required, and recorded a charge of $179 thousand to research and development expense in the accompanying unaudited consolidated statement of operations.

8.	Debt and Equity Financing

On December 4, 2003, the Company entered into a note purchase agreement with certain accredited institutional investors under which the Company issued $17 million aggregate principal amount of unsecured exchangeable promissory notes. The notes bore interest at a rate of 7% per annum. Holders of $13 million in aggregate principal amount of the notes are stockholders of ev3 Inc., the Company’s majority stockholder. On January 30, 2004, the Company’s stockholders approved an increase in the number of authorized shares of common stock from 45.0 million to 70.0 million, and approved the issuance of shares of the Company’s common stock in exchange for the aggregate principal amount of the notes and related accrued interest, at a price of $2.73 per share as set forth in the note purchase agreement, resulting in the issuance of 6,296,565 shares of the Company’s common stock.

Generally accepted accounting principles, or GAAP, in the United States considers the difference between the exchange price of $2.73 per share and the closing market price of $3.74 per share on December 4, 2003, the date the note purchase agreement was executed, to represent a beneficial conversion feature of the notes. Under GAAP, the per share beneficial conversion feature is multiplied by the number of shares to be issued in the exchange. The result is recorded as a discount to the notes as of the date of their issuance, and amortized on the interest method over their contractual life. Accordingly, upon issuance of the notes on December 4, 2003, the Company recorded a discount to the notes of approximately $6.3 million, and subsequently recognized amortization of $100, thousand in its 2003 results of operations. In January 2004, upon completion of the exchange of the notes for the Company’s common stock, the Company recognized amortization of the remaining unamortized discount, amounting to approximately $6.2 million.

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

As described above, the notes included a beneficial conversion feature which was calculated as the difference between the exchange price of $3.10 per share and the closing market price of $4.45 per share on June 25, 2004, the date the note purchase agreement was executed, which amounted to $9.1 million, and which was recorded as a discount to the notes. In August 2004, upon completion of the exchange of the notes for the Company’s common stock, the Company recognized amortization of the entire $9.1 million discount.

On May 6, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), which will expire on May 6, 2007. Pursuant to the terms of the Loan Agreement, the Company may borrow up to the lesser of (i) $3.0 million or (ii) the sum of (a) 80% of the Company’s eligible accounts receivable, which exclude among other things accounts receivable relating to international sales, and (b) the lesser of (1) 30% of the Company’s eligible inventory, which excludes among other things inventory located outside of the United States, (2) 50% of outstanding loans under (a) above or (3) $750, thousand. All outstanding amounts under the Loan Agreement bear interest at a variable rate equal to SVB’s prime rate plus 2%. The Loan Agreement also contains customary covenants regarding operations of the Company’s business and financial covenants relating to minimum tangible net worth. At October 2, 2005, the Company was in compliance with the financial covenants, and had no borrowings under the Loan Agreement.

9.	Commitments and Contingencies

On October 4, 2002, the Company completed the purchase of all of the outstanding shares of equity stock of Dendron GmbH, a privately held, German-based developer and manufacturer of neurovascular focused products such as embolic coils for the treatment of brain aneurysms. Under the terms of the stock purchase agreement, future payments to the Dendron sellers, aggregating up to $15.0 million, are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In December 2003, the $4.0 million revenue target for sales of Dendron products during 2003 was met. Accordingly, a payment to the Dendron sellers of $3.75 million was recognized in 2003 as additional consideration of the acquisition, and was paid to the Dendron sellers in 2004. In 2004, the $5.0 million revenue target for sales of Dendron products during 2004 was met. Accordingly, a second payment to the former Dendron stockholders of $3.75 million was recognized in 2004, and was paid in June 2005. A final additional payment of $7.5 million is contingent upon Dendron products achieving annual revenues of $25.0 million in any year during the years 2003 through 2008. Such final payment would be due in the year following the year of target achievement.

German tax authorities have not audited the income tax returns of Dendron since it was acquired by the Company. While the Company believes that Dendron has made its tax filings in conformity with German tax regulations, the Company is unable to predict what, if any, areas of inquiry might be made by German tax authorities in connection with an audit in general, or specifically in connection with either the Company’s acquisition of Dendron or the subsequent closure of the German manufacturing facility in December 2004, and, accordingly, the Company cannot estimate the possible loss or range of loss, if any, associated with the ultimate resolution of a potential tax audit in Germany.

In connection with the acquisition, the Company terminated the then-existing distribution agreements with substantially all of Dendron’s distributors. One such distributor, however, has indicated its intent to pursue what it believes are its rights against the Company, however, the amount that might be sought by such distributor is unknown. The Company believes it has satisfied its obligations to all the former Dendron distributors, and, accordingly, believes that losses from future claims, if any, are not probable as defined by SFAS No. 5.

In October 2005, the Company entered into an operating lease for new office, research and manufacturing space in a facility located in Irvine, California. The term of the lease is approximately five years commencing upon the date the landlord substantially completes certain improvements to the facility, which the Company estimates will occur in April 2006. The Company has an option to renew the lease for an additional six years. The Company is currently operating under a month-to-month lease for its existing facilities, also in Irvine, California, pending its relocation. In addition, through September 2005, the Company leased production facilities and office space in Bochum, Germany, under operating lease agreements with terms that were to expire at various dates through 2011. As discussed further in Note 16, in September 2005, such leases were terminated.

The future noncancelable minimum lease commitments are as follows:

Years Ending December 31:
2005	$174,000
2006	797,000
2007	1,009,000
2008	1,035,000
Thereafter	2,447,000

$5,462,000

Rent expense for the three months ended October 2, 2005 and October 3, 2004 was $136, thousand and $191 thousand, respectively. Rent expense for the nine months ended October 2, 2005 and October 3, 2004 was $386 thousand and $580 thousand, respectively.

The Company has licensing agreements with certain of its suppliers and consulting agreements, some of which are with either stockholders or with consultants to whom the Company has granted options to purchase shares of the Company’s common stock. Under these agreements, the Company is required to pay royalties in a range of 1% to 5% of sales of applicable products. Royalty cost under these agreements for the three months ended October 2, 2005 and October 3, 2004 was $154 thousand and $188 thousand, respectively, and $424 thousand and $503 thousand for the nine months ended October 2, 2005 and October 3, 2004, respectively. Substantially all of such amounts are included in cost of goods sold in the accompanying unaudited consolidated statements of operations.

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

On July 4, 2001, the University of California filed another suit against Dendron alleging that the EDC I coil device infringed another European patent held by the plaintiff. The complaint was filed in the District Court of Dusseldorf, Germany seeking additional monetary and injunctive relief. In April 2002, the Court found that EDC I coil devices did infringe the plaintiff’s patent. The patent involved is the same patent that was involved in the case before the English Patents Court discussed below and that was ruled by a Dutch court to be invalid, also as discussed below. The opposition proceedings on the patent are complete, and the EPO has rejected the opposition and has upheld the validity of the patent. The case is under appeal and an oral hearing is scheduled to be held in the Dusseldorf Court of Appeal on March 9, 2006.

An accrual for the matters discussed above was included in the balance sheet of Dendron as of the date of its acquisition by the Company. As of October 2, 2005, approximately $800 thousand was recorded in accrued liabilities in the accompanying unaudited consolidated balance sheet related to the matters discussed in the preceding two paragraphs. Dendron ceased all activities with respect to the EDC I coil device prior to the Company’s October 2002 acquisition of Dendron.

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

In October 2003, the Dutch court ruled the three patents at issue related to detachable coils are valid and that the Company’s Sapphire coils do infringe such patents. The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid. Under the court’s ruling, the Company has been enjoined from engaging in infringing activities related to the Sapphire coils in most countries within the European Union, and may be liable for then-unspecified monetary damages for activities engaged in by the Company since September 27, 2002. In February 2005, the Company received an initial claim from the patent holders with respect to monetary damages amounting to €3.6 million, or approximately $4.3 million as of October 2, 2005, with which the Company disagrees. Court hearings will be held regarding such claims. The Company has filed an appeal with the Dutch court, and believes that, since the date of injunction in each separate country it is in compliance with the Dutch court’s injunction and the Company intends to continue such compliance. The Company believes that it has valid legal grounds for appeal, and has therefore determined that a loss is not probable at this time as defined by SFAS No. 5, “Accounting for Contingencies.” However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

In January 2003, the Company initiated a legal action in the English Patents Court seeking a declaration that a patent held by the patent holders related to delivery catheters was invalid, and that the Company’s products did not infringe this patent. The patent in question was the U.K. designation of the same patent that was found by the Dutch court in October 2003 to be invalid, as discussed above. The patent holders counterclaimed for alleged infringement by the Company. In February 2005, the court approved an interim settlement between the parties under which the patent holders are required to surrender such patent to the U.K. Comptroller of Patents, and to pay the Company’s costs associated with the legal action, including interest. As a result, the Company has received interim payments from the patent holders aggregating £500 thousand, equivalent to approximately $950 thousand based on the dates of receipt, which the Company recorded as a reduction of litigation expense upon receipt of such funds in February and March 2005. The parties intend to continue discussions regarding payment by the patent holders of the remaining costs incurred by the Company in such litigation. As a result of the interim settlement, the Company anticipates that it will no longer be involved in litigation in the U.K., although no assurance can be given that no other litigation involving the Company may arise in the U.K.

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

On October 7, 2005, ev3 Inc. delivered a proposal to the Company to acquire all of the outstanding shares of common stock of the Company that ev3 Inc. does not already own (see Note 17). On October 11, 2005, a purported stockholder class action lawsuit related to such proposal was filed in the Court of Chancery of the State of Delaware, in and for New Castle County, Delaware, naming the Company and each of its directors and ev3 Inc. as defendants. The complaint alleges that the defendants have and are breaching their fiduciary duties to the detriment of the Company’s stockholders by, among other things, denying the Company’s public stockholders the opportunity to obtain fair value for their equity interests by proposing a transaction at an inadequate premium. The complaint seeks the following relief: (1) certification of the lawsuit as a class action; (2) an injunction preventing the completion of the proposed transaction; (3) rescission of the proposed transaction or rescissory damages to the extent the proposed transaction is already implemented prior to final judgment; (4) compensation for the plaintiff and other members of the class for all damages sustained as a result of the defendants’ conduct; (5) directing that the defendants account to the plaintiff and other members of the class for all profits and any special benefits obtained as a result of their conduct; (6) costs and disbursements of the lawsuit, including attorneys’ fees and expenses; and (7) such other relief as the court may find just and proper. The Company believes this lawsuit is without merit and plans to defend it vigorously. Because this matter is in an early stage, the Company cannot estimate the possible loss or range of loss, if any, associated with its ultimate resolution. However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

The Company is involved in other litigation from time to time in the ordinary course of business; the outcome of which the Company’s management believes will not have a material adverse effect on the Company’s financial position or results of operations.

10.	Related Party Transactions

The Company’s majority stockholder is ev3 Inc. who, through its wholly owned subsidiary Micro Investment, LLC, currently owns approximately 70.1% of the Company’s common stock. As described below, the Company is also a party to agreements with ev3 Endovascular, Inc., ev3 International, Inc., ev3 K.K. (Japan) and ev3 Canada, Inc., all of which are wholly owned subsidiaries of ev3 Inc. Of the seven members of the Company’s Board of Directors, four members are members of the board of directors of ev3 Inc. In addition, of these four individuals, the Chairman of the Company’s Board of Directors is President and Chief Executive Officer of ev3 Inc. On November 14, 2005, the Company, ev3 Inc. and Micro Investment, LLC entered into an agreement whereby ev3 Inc. would acquire the remaining 29.9% of the outstanding shares of the Company’s common stock which it did not already own pursuant to a merger of Micro Investment, LLC with and into the Company as described in Note 17.

The Company has a Lease and Support Services Agreement with ev3 International, Inc. under which the Company provides ev3 International with office space and certain facility-related and administrative services in exchange for a fee. The agreement’s initial term was through April 2005, but was renewed for an additional two years. The fee is to be recalculated annually, based on the square footage utilized by ev3 International and the Company’s budgeted facility costs. The Company also charges ev3 International for the cost of one administrative employee. Amounts charged to ev3 International by the Company for these items for the three months ended October 2, 2005 and October 3, 2004 amounted to $16 thousand and $4 thousand, respectively, and $48 thousand and $31 thousand for the nine months ended October 2, 2005 and October 3, 2004.

The Company has a Master Services Agreement with ev3 Endovascular, under which ev3 Endovascular installed the Company’s primary information system and renders information technology support services. Amounts charged by ev3 Endovascular for such services for the three months ended October 2, 2005 and October 3, 2004, amounted to $101 thousand and $97 thousand, respectively. For the nine months ended October 2, 2005 and October 3, 2004, amounts charged by ev3 Endovascular amounted to $303 thousand and $291 thousand, respectively.

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

Fees charged by ev3 Endovascular and ev3 International to the Company under the terms of the agreements described in the preceding two paragraphs aggregated approximately $2.3 million and $1.6 million in the three months ended October 2, 2005 and October 3, 2004, respectively, and approximately $6.8 million and $5.0 million in the nine months ended October 2, 2005 and October 3, 2004, respectively.

At October 2, 2005 and December 31, 2004, amounts payable to ev3 Inc. and its wholly owned subsidiaries under the terms of such agreements and included as a component of the net receivables from ev3 Inc. in the accompanying unaudited consolidated balance sheets aggregated $842 thousand and $625 thousand, respectively.

At October 2, 2005 and December 31, 2004, ev3 International owed the Company approximately $2.6 million and $2.5 million, respectively, for amounts it collected from customers on the Company’s behalf that was remitted to the Company later in October 2005 and January 2005, respectively, in conformity with the terms of the sales representative agreement described above. In addition, included in accounts receivable in the accompanying unaudited consolidated balance sheets at October 2, 2005 and December 31, 2004 is approximately $7.3 million and $7.0 million, respectively, representing amounts due to the Company from third parties pursuant to sales transactions in which ev3 International acted as the Company’s sales representative, and will act as the collection agent on the Company’s behalf, in conformity with the sales representative agreement described above.

The Company and ev3 Endovascular are parties to a distribution agreement under which ev3 Endovascular purchases peripheral vascular products from the Company at a fixed percentage of average sales prices realized by ev3 Endovascular from historical sales to end-user customers. The Company’s collection of payment from ev3 Endovascular for such purchases is fixed by the terms of the agreement, and is not contingent upon ev3 Endovascular’s collections from its customers. However, based on the relationship of ev3 Endovascular to the Company, as described above, revenues related to sales of product to ev3 Endovascular under the terms of the agreement are recognized by the Company only upon ev3 Endovascular’s sale of such product to its customers.

The Company is a party to two separate distribution agreements with ev3 K.K. (Japan) and ev3 Canada, Inc. (collectively, the “ev3 subsidiaries”). Under the terms of such distribution agreements, both of the ev3 subsidiaries purchase peripheral and neurovascular products from the Company at a fixed percentage of average sales prices realized by the ev3 subsidiaries from historical sales to end-user customers. The Company’s collection of payment from the ev3 subsidiaries for such purchases is fixed by the terms of the agreements, and is not contingent upon the ev3 subsidiaries’ collections from their customers. However, based on the relationship of the ev3 subsidiaries to the Company, as described above, revenues related to sales of product to the ev3 subsidiaries under the terms of the agreements are recognized by the Company only upon the ev3 subsidiaries’ sales of such products to their customers.

At October 2, 2005 and December 31, 2004, ev3 Inc. and its wholly owned subsidiaries owed an aggregate of $877 thousand and $560 thousand, respectively, to the Company for purchases made from the Company under the terms of the distribution agreements described above. Such amount is included as a component of the net receivable from ev3 Inc. in the accompanying unaudited consolidated balance sheets.

Other Distribution Agreements

The Company’s products are distributed internationally, other than under the terms of the agreements described above, by various independent distributors.

11.	Distribution Agreements

In April 2002, the Company entered into a twelve month agreement from April 2002 through March 2003 with its then distributor in Japan that provided, among other items, for the termination of the distributor’s Japanese distributorship on March 31, 2003. The agreement allowed the distributor to receive a termination fee based on milestones it was required to achieve by such date. Prior to the end of the termination period, the Company accrued all amounts ($1.5 million) due to such distributor based on the Company’s assessment that the distributor would achieve all milestones. The Company paid $1.1 million to the distributor during the termination period as some of the milestones were met. However, at March 31, 2003, the Company believed that certain milestones were not met by the distributor. The distributor disagreed with such assessment. Due to such disagreement, the liability of $400 thousand remained on the Company’s balance sheet.

In September 2005, the Company determined, based on advice from counsel, that in the absence of any communication from the distributor over a nearly two-year period, the likelihood of the Company having to make any further payment with respect to the termination fee was remote, and as a result, recorded a $400 thousand reduction to the previously established accrual described above.

12.	Concentration of Credit Risk

At October 2, 2005, the Company had $3.0 million of cash and cash equivalents that were in excess of the federally insured limit of $100 thousand per bank. All such investments are in the custody of one bank.

In addition, at October 2, 2005 the Company maintained certificates of deposit, amounting to $264 thousand, with the same bank described above. Such certificates serve as collateral for letters of credit issued by the bank in connection with requirements by foreign taxing authorities. Accordingly, such certificates are restricted as to use and are included in other assets in the accompanying unaudited consolidated balance sheet.

13.	Investments in Equity Interests of Licensees

As partial consideration for entering into a license agreement, the Company received shares of common stock of Genyx Medical, Inc. which approximated 14% of Genyx’s outstanding equity voting interests as of the date of its acquisition as discussed below.

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

In June 2002, Boston Scientific Corporation and Enteric entered into a merger agreement under which Boston Scientific acquired all the outstanding common and preferred stock of Enteric. Pursuant to the terms of the merger agreement, each Enteric stockholder received a series of payments, net of amounts set aside in escrow to provide for future indemnity claims, if any. In May 2004, the Company received and recognized as a gain on sale of investment a $1.7 million distribution from such amounts previously set aside in escrow. In May 2005, the Company received and recognized as a gain on sale of investment a distribution of $878 thousand, representing 50% of the then-remaining amounts in escrow.

14.	Per Share Information

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potential common shares, represented by options to purchase shares of the Company’s common stock, have been excluded from the diluted per share calculation due to their anti-dilutive effect. Such excluded potential common shares, and the periods to which they relate, are as follows:

Three Months Ended		Nine Months Ended
October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
568,000	511,000	882,000	529,000

15.	Product Line Information

Information with respect to net sales for the three and nine months ended October 2, 2005 and October 3, 2004 is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Product Line
Embolic products	$6,173,000	$2,905,000	$14,267,000	$8,422,000
Neuro access and delivery products	7,130,000	4,651,000	21,953,000	14,269,000
Peripheral blood clot therapy and other products	787,000	615,000	2,329,000	2,156,000

Total net sales	$14,090,000	$8,171,000	$38,549,000	$24,847,000

Geographic Market
United States	$6,080,000	$3,076,000	$14,527,000	$8,772,000
International	8,010,000	5,095,000	24,022,000	16,075,000

Total net sales	$14,090,000	$8,171,000	$38,549,000	$24,847,000

No customer accounted for 10% or more of total net sales for the three and nine months ended October 2, 2005 or October 3, 2004.

For the three months ended October 2, 2005, no countries outside the United States accounted for 10% or more of total net sales. Sales to customers in Germany accounted for 12% of total net sales for the three months ended October 3, 2004. For the nine months ended October 2, 2005, sales to customers in Germany accounted for 10% of total net sales. No countries outside the United States accounted for 10% or more of total net sales for the nine months ended October 3, 2004.

16.	Facility Consolidation

In December 2004, the Company closed its manufacturing facility in Bochum, Germany in order to consolidate its manufacturing operations into a single manufacturing location at its headquarters in Irvine, California, and to eliminate redundant positions in all operating departments.

A reconciliation of accrued facility consolidation costs from December 31, 2004 to October 2, 2005 is as follows:

Accrued facility consolidation costs at December 31, 2004	$1,296,000
Less: Reduction of accruals based on settlements, net of period-related expenses	(85,000)
Less payments for:
Employee termination benefits	(588,000)
Contract terminations	(219,000)

404,000
Effect of foreign currency translation and other	(261,000)

Accrued facility consolidation costs at October 2, 2005	$143,000

During the three months ended October 2, 2005, the Company entered into agreements that resulted in the termination of the leases related to its Bochum, Germany facilities and of arrangements with certain other former vendors of its German operations resulting in termination payments at amounts less than those originally accrued. Accordingly, the Company recorded a reduction of its accrued facility consolidation costs amounting to $436, thousand, which reduction is included in facility consolidation expense in the accompanying statement of operations for the three and nine months ended October 2, 2005.

The Company expects substantially all of the accrued facility consolidation costs at October 2, 2005 to be paid during the remainder of 2005.

17.	Subsequent Events

Merger with Micro Investment, LLC

On October 7, 2005 the Company received a formal proposal from ev3 Inc. to purchase all of the outstanding common stock of the Company not already owned by ev3 Inc. or its affiliates at that date (the “exchange transaction”). An evaluation of such proposal was commenced by a special independent committee of the Company’s Board of Directors, which evaluation included engaging legal and financial advisors. Following preliminary negotiations, the special independent committee informed ev3 Inc. that the committee was prepared to recommend acceptance of ev3 Inc.’s proposal based on an exchange ratio of .45797 shares of ev3 Inc. common stock for each share of the Company’s common stock, subject to the satisfactory completion of due diligence, a final agreement regarding terms and related documentation including opinions from the special independent committee’s financial advisors.

As further discussed in Note 9, on October 11, 2005, a purported stockholder class action lawsuit related to ev3 Inc.’s proposed offer described in the preceding paragraph was filed in the Court of Chancery of the State of Delaware, in and for New Castle County, Delaware, naming the Company and each of its directors and ev3 Inc. as defendants.

On November 14, 2005, following a recommendation by the special independent committee of the Company’s Board of Directors, and the approvals of the Boards of Directors of the Company and ev3 Inc., the Company and ev3 Inc. entered into an agreement pursuant to which Micro Investment, LLC would be merged with the Company. As a result of the execution of the merger agreement, ev3 Inc. no longer intends to commence the exchange transaction discussed above. Under the terms of the merger agreement, the Company’s stockholders would receive 0.476289 shares of ev3 Inc. common stock for each share of the Company’s common stock. Micro Investment, LLC, which currently owns approximately 70.1% of the Company’s common stock has delivered a written consent to the Company approving the merger.

Consummation of the merger is subject to customary closing conditions, including, among others, (a), declaration of effectiveness by the Securities and Exchange Commission of a registration statement on Form S-4 to be filed by ev3 Inc., and (b), no temporary restraining order, preliminary or permanent injunction or other judgment, order or decree which has the effect of prohibiting the consummation of the merger shall be in effect.

Lease Agreement and Related Credit Facilities

As discussed in Note 9, on October 13, 2005 the Company entered into an operating lease for new office, research and manufacturing space in a facility located in Irvine, California. The Company estimates that it will relocate to the new facility in April 2006.

In order to provide the Company with financing to support the planned improvements to the new facility and the anticipated moving expenses, which are preliminarily estimated to aggregate $2.3 million, ev3 Inc. has agreed to provide the Company with an unsecured loan up to $2.3 million. The amounts drawn down under the loan will bear interest at a floating prime rate plus 2.3% and will be payable in 36 consecutive monthly installments, plus accrued interest. The Company may prepay the outstanding principal balance and accrued interest without penalty or premium. In addition, ev3 Endovascular issued a $1.0 million standby irrevocable letter of credit in favor of the landlord of the new facility, to provide the Company with additional financing to support such planned improvements. The letter of credit expires in September 2006, and may be automatically extended for successive one-year periods thereafter unless otherwise notified by the issuing bank.

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

The Company manufactures its products at its facilities in Irvine, California. Certain accessories are manufactured and certain processes are performed by contract manufacturers.

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

The Company’s majority stockholder is ev3 Inc. ev3 Inc., through its wholly owned subsidiary Micro Investment, LLC, currently owns approximately 70.1% of the Company’s common stock. As described below and in Note 10 to the unaudited consolidated financial statements included herein, the Company is also a party to agreements with ev3 Endovascular, Inc., ev3 International, Inc., ev3 K.K. (Japan) and ev3 Canada, Inc., all of which are wholly owned subsidiaries of ev3 Inc.

Neurovascular Embolic and Access and Delivery Products

The Company’s embolic products consist primarily of the Sapphire, NXT and Nexus families of embolic coils, and Onyx, a proprietary embolic material developed internally by the Company. The Sapphire coil family became a product line as part of the Company’s acquisition of Dendron in October 2002. In the first quarter of 2004, the Company commercially launched the NXT family of embolic coils in Europe, which replaced the Sapphire embolic coil product line in that geographic market. In the first quarter of 2005, the NXT family of embolic coils was commercially launched in the United States. Limited introductions of the Nexus coils commenced in the United States late in the third quarter of 2005.

The Company’s neuro access and delivery products consist of guidewires, microcatheters and occlusion balloon systems, developed internally by the Company to access remote vessels in the brain primarily for the delivery of embolic products, including the Company’s embolic coils and Onyx. All of the Company’s neuro access and delivery products currently marketed have received CE Mark in Europe and 510(k) clearance in the United States.

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

International

Internationally, the Company’s products are marketed and sold under a sales representative agreement with ev3 International. Under the terms of the agreement, ev3 International provides product promotion, marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries outside the U.S., Japan, and Canada where the Company has no existing third-party distributor for its products, and distributor management services in certain countries outside the U.S., Japan, and Canada where the Company has an existing third-party distributor for its products. Under the agreement, ev3 International charges the Company a fee based on a fixed percentage of revenues the Company realizes from sales of products to end-user customers in territories in which ev3 International maintains sales representatives, and a fee based on a fixed percentage of sales to third party distributors with respect to whom ev3 International performs distributor management services.

The Company distributes its peripheral and neurovascular products in Japan and Canada pursuant to distributions agreements with ev3 K.K. (Japan) and ev3 Canada, respectively. Under the distribution agreements, these ev3 Inc. subsidiaries purchase the Company’s products at a fixed percentage of average sales prices realized from historical sales to end-user customers. The Company’s collection of payment from ev3 K.K. (Japan) and ev3 Canada for these purchases is fixed by the terms of the distribution agreements, and is not contingent upon the collection from the end-user customers. However, based on the relationship of these ev3 subsidiaries to the Company, as described above, the Company adopted a revenue recognition policy under which revenues related to sales of product to these ev3 subsidiaries under the terms of the agreements are recognized only upon the ev3 subsidiaries’ sales of such products to their customers.

Peripheral Blood Clot Therapy Products

The Company’s peripheral blood clot therapy products consist of microcatheters, infusion wires and a mechanical brush for the delivery of thrombolytic agents for the dissolution of blood clots. The Company is a party to a distribution agreement with ev3 Endovascular, under which ev3 Endovascular purchases peripheral blood clot therapy products from the Company at a fixed percentage of average sales prices realized by ev3 Endovascular from historical sales to end-user customers. The Company’s collection of payment from ev3 Endovascular for these purchases is fixed by the terms of the distribution agreements, and is not contingent upon the collection from the end-user customers. However, based on the relationship of ev3 Endovascular to the Company, as described above, the Company adopted a revenue recognition policy under which revenues related to sales of product to ev3 Endovascular under the terms of the agreements are recognized only upon ev3 Endovascular’s sales of such products to their customers.

The Company markets its peripheral blood clot therapy products internationally principally under the terms of the sales representative agreement with ev3 International described above.

RESULTS OF OPERATIONS

Comparison of the Three Months and Nine Months Ended October 2, 2005 and October 3, 2004

The following table sets forth, for the three months and nine months ended October 2, 2005 and October 3, 2004, the Company’s results of operations expressed as dollar amounts and as percentages of net sales:

	For The Three Months Ended				For The Nine Months Ended
	October 2, 2005		October 3, 2004		October 2, 2005		October 3, 2004
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$14,090,000	100%	$8,171,000	100%	$38,549,000	100%	$24,847,000	100%
Cost of sales	4,067,000	29%	3,144,000	38%	12,284,000	32%	10,125,000	41%

Gross profit	10,023,000	71%	5,027,000	62%	26,265,000	68%	14,722,000	59%

Operating expenses
Research and development	2,967,000	21%	2,281,000	28%	8,298,000	22%	6,520,000	26%
Clinical and regulatory	1,203,000	9%	1,326,000	16%	3,167,000	8%	4,442,000	18%
Marketing and sales	3,006,000	21%	1,901,000	23%	7,346,000	19%	5,233,000	21%
Marketing and sales charged by ev3 Inc.	2,438,000	17%	1,578,000	19%	7,218,000	19%	4,989,000	20%
General and administrative	3,037,000	22%	3,638,000	45%	8,836,000	23%	10,903,000	44%
Distributor termination	(400,000)	-3%	554,000	7%	(400,000)	-1%	823,000	3%
Facility consolidation	(425,000)	-3%	—	0%	(85,000)	0%	—	0%

Total operating expenses	11,826,000	84%	11,278,000	138%	34,380,000	89%	32,910,000	132%

Loss from operations	(1,803,000)	-13%	(6,251,000)	-77%	(8,115,000)	-21%	(18,188,000)	-73%

Other income (expense)
Amortization of exchange feature of notes payable	—	0%	(9,148,000)	-112%	—	0%	(15,338,000)	-62%
Interest income	27,000	0%	78,000	1%	183,000	0%	136,000	1%
Interest expense	(8,000)	0%	(222,000)	-3%	(15,000)	0%	(320,000)	-1%
Gain on sale of investment	—	0%	—	0%	4,611,000	12%	1,728,000	7%
Foreign currency transaction gain (loss)	82,000	1%	33,000	0%	(710,000)	-2%	28,000	0%
Other, net	(19,000)	0%	57,000	1%	78,000	0%	36,000	0%

Total other income (expense)	82,000	1%	(9,202,000)	-113%	4,147,000	11%	(13,730,000)	-55%

Loss before provision for income taxes	(1,721,000)	-12%	(15,453,000)	-189%	(3,968,000)	-10%	(31,918,000)	-128%
Provision for income taxes	—	0%	—	0%	2,000	0%	2,000	0%

Net loss	$(1,721,000)	-12%	$(15,453,000)	-189%	$(3,970,000)	-10%	$(31,920,000)	-128%

Following is information with respect to net sales for the three and nine months ended October 2, 2005 and October 3, 2004 for the Company’s product lines and geographic markets:

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Product Line
Embolic products	$6,173,000	$2,905,000	$14,267,000	$8,422,000
Neuro access and delivery products	7,130,000	4,651,000	21,953,000	14,269,000
Peripheral blood clot therapy and other products	787,000	615,000	2,329,000	2,156,000

Total net sales	$14,090,000	$8,171,000	$38,549,000	$24,847,000

Geographic Market
United States	$6,080,000	$3,076,000	$14,527,000	$8,772,000
International	8,010,000	5,095,000	24,022,000	16,075,000

Total net sales	$14,090,000	$8,171,000	$38,549,000	$24,847,000

For the three months ended October 2, 2005, embolic product sales increased 112% to $6.2 million compared to $2.9 million for the three months ended October 3, 2004. This increase is attributable primarily to the launch, in the third quarter of 2005, of Onyx for use in treating AVMs in the United States. For the nine months ended October 2, 2005, embolic product sales increased 69% to $14.3 million compared to $8.4 million for the nine months ended October 3, 2004. This increase is attributable primarily to volume increases in sales of embolic coils.

Sales from the neuro access and delivery products increased 53% to $7.1 million for the three months ended October 2, 2005 compared to $4.7 million for the three months ended October 3, 2004. For the nine months ended October 2, 2005, sales of neuro access and delivery product increased 54% to $22.0 million compared to $14.3 million for the nine months ended October 3, 2004. These increases are primarily attributable to volume increases across multiple product lines.

Sales of peripheral vascular and other products for the three and nine months ended October 2, 2005 remained relatively unchanged from the corresponding period in 2004.

Cost of sales for the three months ended October 2, 2005 were $4.1 million as compared to $3.1 million for the three months ended October 3, 2004. This increase resulted primarily from volume increases in sales of product as discussed above. As a percentage of sales, cost of sales for the three-month period ended October 2, 2005 was 29% as compared to 38% for the corresponding period of 2004. This improvement arose primarily from a shift in mix of product sales to Onyx, as a result of the third quarter 2005 launch of Onyx for treatment of AVMs in the United States, which bears a lower cost as a percentage of average sales price relative to other products in the Company’s portfolio.

Cost of sales for the nine months ended October 2, 2005 were $12.3 million as compared to $10.1 million for the nine months ended October 3, 2004. This increase primarily resulted from increased production volume. As a percentage of sales, cost of sales for the nine-month period ended October 2, 2005 was 32%, as compared with 41% in the corresponding period in 2004. This improvement resulted primarily from increased manufacturing throughput in response to increased sales volumes in 2005 relative to 2004.

Research and development expenses were $3.0 million for the three-month period ended October 2, 2005 as compared to $2.3 million for the three month-period ended October 3, 2004. For the nine months ended October 2, 2005, research and development expenses were $8.3 million as compared to $6.5 million for the nine months ended October 3, 2004. These increases are primarily attributable to a higher level of development costs related to the Nexus coil family incurred in 2005 relative to 2004.

Clinical and regulatory expenses decreased to $1.2 million for the three months ended October 2, 2005 from $1.3 million for the three months ended October 3, 2004. For the nine months ended October 2, 2005, clinical and regulatory expenses decreased to $3.2 million from $4.4 million for the nine months ended October 3, 2004. In 2004, clinical and regulatory expenses were higher due to costs incurred in connection with the Company’s Onyx clinical trial activity in the U.S., which activity had been substantially reduced by the end of 2004.

Marketing and sales expenses, including fees charged to the Company by ev3 Inc. and its wholly owned subsidiaries increased to $5.4 million for the three months ended October 2, 2005 from $3.5 million for the three months ended October 3, 2004. Of this increase, $1.2 million is attributable to increases in selling and distribution costs that vary positively with increases in sales, and $250, thousand is attributable to the recent expansion of the Company’s U.S. sales force. For the nine-month period ended October 2, 2005, marketing and sales expenses increased to $14.6 million for the nine months ended October 2, 2005 compared to $10.2 million for the nine months ended October 3, 2004. Of this increase, $3.9 million is attributable to selling and distribution costs that vary positively with increases in sales, and approximately $1 million is attributable to the recent expansion of the Company’s U.S. sales force.

General and administrative expenses decreased to $3.0 million for the three-month period ended October 2, 2005 from $3.6 million for the three-month period ended October 3, 2004. This decrease is attributable primarily to reduced legal expenses in 2005, which amounted to $1.1 million, in connection with intellectual property litigation, as compared to $1.6 million of such legal expenses for the three months ended October 3, 2004.

General and administrative expenses decreased to $8.8 million for the nine-month period ended October 2, 2005 from $10.9 million for the nine-month period ended October 3, 2004. This decrease is attributable primarily to reduced legal expenses in 2005, which amount to $2.8 million, in connection with intellectual property litigation, as compared to $6.1 million of such legal expenses for the nine months ended October 3, 2004, partially offset by increases in insurance expense of approximately $1 million. Included in legal expenses for the nine-month period ended October 2, 2005 is reimbursement of approximately $942 thousand of previously expensed litigation costs which was received under the terms of an interim settlement in the United Kingdom litigation matter, under which the opposing party agreed to pay the Company its costs associated with that action. The Company recorded such proceeds as a reduction of litigation expense upon receipt of such funds in February and March 2005. The parties intend to continue discussions regarding payment by the opposing party of the remaining costs incurred by the Company in this matter. Should the Company continue to actively pursue its position with respect to such litigation, it is possible that the rate at which litigation costs are incurred could increase in future periods. See Note 9 of Notes to Unaudited Consolidated Financial Statements.

Distribution termination improved from an expense of $554 thousand for the three months ended October 3, 2004 to a credit of $400 thousand for the corresponding period in 2005. In September 2004, the Company terminated its agreement with an international distributor of its products and provided a full reserve for accounts receivable from the distributor resulting in a charge of $554, thousand to distribution termination expense. The $400 thousand credit in 2005 relates to the reduction, in September 2005, of a previously established contingent liability that the Company had accrued in connection with the March 2003 termination of its then-distributor in Japan.

Distribution termination improved from an expense of $823 thousand for the nine months ended October 3, 2004 to a credit of $400 thousand for the corresponding period in 2005. The 2004 expense consists of the $554 thousand accrual discussed in the preceding paragraph and an additional charge of $269 thousand in connection with a settlement agreement entered into in June 2004 between the Company and a former Dendron distributor, whose services the Company had terminated upon its acquisition of Dendron. The credit in 2005 relates to the reduction of the contingency accrual as discussed in the preceding paragraph.

Facility consolidation costs amounted to net credit amounts of $425 thousand and $85 thousand for the three and nine months ended October 2, 2005, respectively. In December 2004, the Company closed its manufacturing facility in Bochum, Germany, and consolidated its manufacturing operations into a single manufacturing location at its headquarters in Irvine, California. In connection with the facility closure, the Company accrued estimated costs of termination benefits, contractual termination costs and asset impairment costs as of the date of closure. During the three months ended October 2, 2005, the Company entered into agreements that resulted in the termination of the leases related to its Bochum, Germany facilities and of arrangements with certain other former vendors to its German operations at amounts less than those originally accrued. Accordingly, during the three months ended October 2, 2005, the Company recorded a reduction of its accrued facility consolidation costs amounting to $436 thousand, which reduction is included as a credit in facility consolidation expense.

On December 4, 2003, the Company entered into a note purchase agreement under which it sold exchangeable promissory notes, in an aggregate principal amount of $17 million, which the Company exchanged for shares of its common stock pursuant to exchange provisions in the note purchase agreement in January 2004. Under generally accepted accounting principles, or GAAP, in the United States, the difference between the exchange price and the closing market price per share represents a beneficial conversion feature of the notes, which is reflected as a discount to the notes and amortized over the contractual life of the notes. On January 30, 2004, upon the exchange of the notes for the Company’s common stock, the Company expensed the remaining unamortized discount as of that date, amounting to approximately $6.2 million.

On June 25, 2004, the Company entered into a note purchase agreement under which it sold exchangeable promissory notes in an aggregate principal amount of $21 million. Similar to the notes issued under the December 2003 agreement described in the preceding paragraph, the notes issued under the June 2004 agreement contained a beneficial conversion feature amounting to $9.1 million. Accordingly, upon issuance of the notes on June 25, 2004, the Company recorded a discount to the notes of $9.1 million, and, upon exchange of the notes for the Company’s common stock on August 18, 2004, the Company expensed the entire $9.1 million unamortized discount.

Interest income decreased to $27 thousand for the three months ended October 2, 2005 from $78 thousand for the corresponding period of 2004 due to lower average cash balances in the 2005 third quarter relative to the 2004 third quarter which had benefited from the proceeds of the exchangeable notes sold by the Company in June 2004 as described above. For the nine months ended October 2, 2005 and October 3, 2004, interest income was $183 thousand and $136 thousand, respectively, reflecting the effect of higher average cash balances during the first half of 2005, relative to the corresponding period in 2004.

Interest expense for the three and nine months ended October 2, 2005 decreased to $8 thousand and $15 thousand, respectively, as compared to $222 thousand and $320 thousand for the respective corresponding periods in 2004. These decreases were due to the interest expense related to the exchangeable promissory notes described above that were exchanged for shares of the Company’s common stock in January and August 2004.

In January 2005, the Company received $3.7 million as a result of the consummation of a sale of certain assets by Genyx Medical, Inc., in which the Company owned a minority equity interest. The Company recorded such amount as a gain on sale of investment upon its receipt. In May 2005, the Company received $878 thousand as a result of the Boston Scientific merger with Enteric Medical Technologies, Inc. in which the Company owned a minority equity interest. The payment represents a second pro rata distribution of the amounts in escrow under the terms of the merger agreement and accordingly, the Company recorded such amount as a gain on sale of investment. In May 2004, the Company received and recognized as a gain on sale of investment a $1.7 million distribution that represented the first pro rata distribution of such amounts in escrow.

Liquidity and Capital Resources

Since inception, the Company’s costs and expenses have significantly exceeded its sales, resulting in an accumulated deficit of $150.2 million at October 2, 2005. Consequently, the Company has historically financed its operations through debt and equity placements. In late 2003 and 2004, the Company completed two private placements of exchangeable promissory notes resulting in aggregate proceeds to the Company of approximately $38 million, of which $28 million resulted from sales of notes to stockholders, and their affiliates, of ev3 Inc. The exchangeable promissory notes were subsequently exchanged for an aggregate of 13,144,728 shares of the Company’s common stock.

In addition to its operations, the Company has received cash payments from two private medical device companies in which the Company owned a minority equity interest. In January 2005, the Company received $3.7 million as a result of the consummation of a sale of certain assets by Genyx Medical, Inc. Also, in May 2004, the Company received $1.7 million of the amounts set aside in escrow in connection with Boston Scientific’s merger with Enteric Medical Technologies, Inc. In May 2005, the Company received $878 thousand of the remaining portion of escrowed amounts under the merger agreement. The Company expects to receive the remaining amount of approximately $850 thousand in May 2006, provided that no claims are made against the amounts in escrow.

As of October 2, 2005, the Company had cash and cash equivalents of $3.1 million. Cash used by the Company’s operations during the nine months ended October 2, 2005 was $9.2 million, reflecting primarily the loss from operations, increases in trade receivables, inventories and prepaid expenses, net of increases in accounts payable and accrued compensation, all of which reflect the general increase in the volume of the Company’s operations, and a decrease in accrued liabilities that reflects primarily payments of, and reductions in, the Company’s estimates of amounts payable pursuant to the consolidation of the Company’s German facility into its Irvine, California operations in late 2004, and to reductions in the Company’s estimate of amounts payable pursuant to a previously terminated distributor agreement. The Company expects that operations will continue to consume cash during a substantial portion of the remainder of 2005, and achieve breakeven cash flow from operations in early 2006.

Cash provided by investing activities during the nine months ended October 2, 2005 was $145 thousand, primarily resulting from the receipt of $3.7 million from the sale of assets of Genyx, receipt of $878 thousand in connection with Boston Scientific’s merger with Enteric Medical, Inc., both described above, and the restoration to cash of certificates of deposit, aggregating $880 thousand, that had been segregated from cash balances during the period that such certificates of deposit served as collateral for bank letters of credit which expired in 2005. Cash provided by investing activities during the nine months ended October 2, 2005 was offset by a $3.75 million payment to the former Dendron stockholders and the acquisition of property and equipment and capitalized patents costs.

Cash provided by financing activities during the nine months ended October 2, 2005 was $294 thousand, consisting of proceeds from purchases of stock under the Company’s Employee Stock Purchase Plan and from the exercise of stock options.

Under the terms of the stock purchase agreement entered into in connection with its acquisition of Dendron, the Company agreed to make additional payments, aggregating up to $15.0 million, contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4.0 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in 2004. Also in 2004, the $5.0 million revenue target for sales of Dendron products during that year was met. Accordingly, a second payment to the former Dendron stockholders of $3.75 million was accrued in 2004 and was paid in June 2005. A final additional payment of $7.5 million is contingent upon Dendron products achieving revenues of $25.0 million in any fiscal year during the period 2003 through 2008. This additional payment would be due in the year following the year of target achievement.

The Company is party to a number of alleged patent infringement claims in the United States and Europe as described in Note 9 of “Notes to Unaudited Consolidated Financial Statements” included elsewhere in this report. During the first nine months of 2005 and 2004, the Company incurred legal expenses of approximately $3.8 million (before consideration of the interim payment in connection with the legal matter in the United Kingdom, discussed below) and $6.1 million, respectively, in connection with these claims. In February 2005, the English Patents Court approved an interim settlement between the Company and the patent holders involved in the proceeding whereby the patent holders agreed to pay the Company’s legal costs associated with the proceeding, including interest. As a result, the Company received interim payments from the patent holders aggregating £500 thousand, equivalent to approximately $950 thousand based on the dates of receipt. The parties intend to continue discussions regarding payment by the patent holders of the remaining costs incurred by the Company in such litigation. Although the Company has reached an interim settlement for the proceeding initiated in the United Kingdom, a number of similar proceedings remain active. If the Company actively pursues its position in the remaining litigation matters, it will likely incur significant legal expenses through at least the remainder of 2005.

As described in more detail in Note 9 of “Notes to Unaudited Consolidated Financial Statements” included elsewhere in this report, and the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, the Company established, as of the date of its acquisition of Dendron, an accrual for potential payment of claims related to matters in which Dendron was involved prior to the acquisition. In addition, in February 2005, the Company received an initial claim from the patent holders with respect to monetary damages, amounting to €3.6 million, or approximately $4.3 million as of October 2, 2005, related to the matter being heard in a Dutch court, with which the Company disagrees and which is subject to further legal proceedings, and therefore cannot be reasonably estimated. The Company does not expect that payments for claims will result from either of these matters during 2005.

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

In the first quarter of 2005, the Company received a support letter from Warburg Pincus Equity Partner, L.P., pursuant to which Warburg Pincus has agreed to provide additional financing, up to $5.0 million, to the Company. The Warburg Pincus commitment is effective through July 4, 2006 and will be reduced to the extent of proceeds that become available from a third party lender such as the credit facility described below.

On May 6, 2005, the Company entered into a credit facility with Silicon Valley Bank, which will expire on May 6, 2007. Pursuant to the terms of the credit facility, the Company may borrow up to the lesser of (i) $3.0 million or (ii) the sum of (a) 80% of the Company’s eligible accounts receivable, which exclude among other things accounts receivable relating to international sales, and (b) the lesser of (1) 30% of the Company’s eligible inventory, which excludes among other things inventory located outside of the United States, (2) 50% of outstanding loans under (a) above or (3) $750 thousand. All outstanding amounts under the credit facility bear interest at a variable rate equal to the bank’s prime rate plus 2%. The credit facility agreement also contains customary covenants regarding operations of the Company’s business and financial covenants relating to minimum tangible net worth. The Company was in compliance with these covenants at October 2, 2005. As of October 2, 2005, the Company had no borrowings under this credit facility.

On October 13, 2005, the Company entered into a lease for approximately 96,400 square feet of new office, manufacturing and research facilities located in Irvine, California. The Company expects to complete its relocation to the new facility in April 2006. The lease for the Company’s current facility expired in September 2005, but is on a month-to-month basis until such time as the Company has completed its relocation to the new facility. In order to finance the expected moving costs and accompanying tenant improvements, which are preliminarily estimated to aggregate $2.3 million, ev3 Inc. has agreed to provide the Company with an unsecured loan of up to $2.3 million. The outstanding principal amount under the loan will bear interest at a floating prime rate plus 2.3%, will be payable in 36 consecutive monthly installments, plus accrued interest, after the date the Company has drawn down such amounts. In addition to the ev3 Inc. loan, ev3 Endovascular, Inc. has provided the Company with a $1.0 million standby irrevocable letter of credit in favor of the landlord for the new facilities, to provide the Company with additional financing to support the planned tenant improvements.

On November 14, 2005, following a recommendation by the special independent committee of the Company’s Board of Directors, and the approvals of the Boards of Directors of the Company and ev3 Inc., the Company and ev3 Inc. entered into an agreement pursuant to which Micro Investment, LLC would be merged with the Company. Under the terms of the merger agreement, the Company’s stockholders would receive 0.476289 shares of ev3 Inc. common stock for each share of the Company’s common stock. Micro Investment, LLC, which currently owns approximately 70.1% of the Company’s common stock has delivered a written consent to the Company approving the merger. Consummation of the merger is subject to customary closing conditions, including, among others, (a), declaration of effectiveness by the Securities and Exchange Commission of a registration statement on Form S-4 to be filed by ev3 Inc., and (b), no temporary restraining order, preliminary or permanent injunction or other judgment, order or decree which has the effect of prohibiting the consummation of the merger shall be in effect.

The Company believes that the combination of its existing cash at October 2, 2005, anticipated net cash flows related to operations for the remainder of 2005 and for 2006, and proceeds either under the credit facility or its support letter with Warburg Pincus, both described above, will be sufficient to fund the Company’s operations for the next twelve months. However, the Company’s future liquidity and capital requirements will be influenced by numerous factors, including but not limited to, the timing and successful completion of the merger of the Company with Micro Investment, LLC, the extent and duration of future operating losses, the level and timing of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and the future course of intellectual property litigation. If any of these factors, either individually or in combination, prevent the Company from attaining its anticipated cash flows, the Company may need to complete a financing transaction to provide sufficient working capital. There is no assurance that any financing transaction will be available on terms acceptable to the Company, or at all, or that any financing transaction will not be dilutive to current stockholders. If the Company requires additional working capital, but is not able to raise additional funds, it may be required to significantly curtail or cease its ongoing operations.

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

Our operations to date have consumed substantial amounts of cash, and we expect this condition will continue into at least the fourth quarter of 2005. We expect that our current working capital and expected net cash flows from operations, augmented by the available borrowings under our credit facility, will be sufficient to fund our operations for the next twelve months, at which time we believe we will have achieved cash flow positive operations. In addition, we have received a letter of support from Warburg Pincus, who owns or controls the majority portion of our outstanding common stock, in which Warburg Pincus has committed to contribute up to $5.0 million of working capital subject to certain limitations. However, positive cash flow from operations may not be achieved in the expected time frame and the funding from Warburg Pincus may be on terms that are dilutive to existing stockholders. Our ability to achieve cash flow positive operations will be influenced by many factors, including the extent and duration of our future operating losses, the level and timing of future sales and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and the future course of intellectual property litigation.

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

If our merger with ev3 Inc. is not successfully completed, it could have a negative impact on our business and operations, financial results or stock price.

On November 14, 2005, we entered into an agreement and plan of merger with ev3 Inc. and Micro Investment, LLC whereby Micro Investment, LLC would merge with and into Micro Therapeutics, which would result in us becoming a wholly-owned subsidiary of ev3 Inc. Although Micro Investment, LLC, which currently owns approximately 70.1% of our outstanding common stock, has delivered a written consent approving the merger and no further stockholder approval is required, the completion of the merger is subject to certain customary closing conditions, some of which may not be properly satisfied or waived. Whether or not the transaction is consummated, activities related to the transaction may divert our management’s attention from day to day operations, which could adversely affect our results of operations or our ability to grow revenue and control costs. In addition, we will incur certain costs related to the transaction, including the fees of the special independent committee’s legal and financial advisors and legal fees related to the shareholder litigation relating to the transaction, which will negatively impact our results of operations for the period in which those expenses arise.

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

Currently ev3 Inc. beneficially owns an aggregate of approximately 70.1% of our outstanding common stock. In addition, four members of our Board of Directors, James Corbett, Dale A. Spencer, Richard B. Emmitt and Elizabeth H. Weatherman, are members of the board of directors of ev3 Inc. Ms. Weatherman is a general partner of Warburg, Pincus & Co., the sole general partner of Warburg Pincus, which, together with three affiliated entities, owns a majority of the outstanding shares of ev3 Inc.

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

Our quarterly results may fluctuate significantly and could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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

The nature of our business exposes us to risk from product liability claims. We currently maintain product liability insurance for our products, with limits of $30.0 million per occurrence and an annual aggregate maximum of $30.0 million. However, our insurance may not be adequate to cover existing and future product liability claims. Additionally, we may not be able to maintain adequate product liability insurance at acceptable rates. Any litigation involving product liability claims could result in the payment of financial judgments by us, may impair the reputation and marketability of our products and may divert management’s attention from other matters, all of which may have a negative effect on our business.

If we experience a delay in the proposed relocation of our existing manufacturing facility, the production of our products may be delayed.

On October 13, 2005, we entered into a lease for approximately 96,400 square feet of new office, manufacturing and research facilities located in Irvine, California, which we expect to occupy in April 2006. Our new facilities, which include expanded manufacturing capacity compared to our current facilities, will need to be qualified by regulatory agencies, including the FDA, prior to us being able to manufacture our products. If we are not able to complete our relocation or regulatory qualification of our new facility in a timely manner, our business could be materially adversely affected.

Our dependence on single source suppliers puts us at risk of interruptions in our business.

We purchase some components and services used in connection with our products from third parties. Our dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality, and delivery schedules. Delays in delivery, services or component shortages could cause delays in the shipment of our products. Our single-source components are generally acquired through purchase orders placed in the ordinary course of business, and we have no guaranteed supply arrangements with any of our single-source suppliers. Given our reliance on these vendors, we may also be subject to increases in component costs. It is possible that we could experience quality control problems, supply shortages or price increases with respect to one or more of these components in the future. If we need to establish additional, or alternative, suppliers for some of these components, our access to the components might be delayed while we qualify such suppliers. Any quality control problems, interruptions in supply or component price increases with respect to one or more components could have a negative impact on our business.

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

Our stockholder rights plan and provisions of our amended and restated certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to stockholders. Our amended and restated certificate of incorporation provides for 5.0 million authorized shares of preferred stock, the rights, preferences and privileges of which may be fixed by our Board of Directors without any further vote or action by our stockholders. In addition, our stock option plans, under certain circumstances, provide for the acceleration of vesting of options granted under such plans in the event of certain transactions that result in a change of control of Micro Therapeutics. Further, Section 203 of the General Corporation Law of Delaware prohibits us from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of Micro Therapeutics without action by our stockholders, and therefore, could materially adversely affect the price of our common stock.

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

Impact of Foreign Currency Exchange Rates

The Company’s sales in Europe and certain countries outside Europe are either denominated in or determined by the local currency, primarily the Euro, of the Company’s customers. Currency exchange rates during the three months ended October 2, 2005 were not materially different from currency exchange rates in effect during the corresponding period in 2004.

Accordingly, fluctuations in currency exchange rates had no material effect on fluctuations of either revenues or operating expenses between such fiscal periods.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report of Form 10-Q, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including the Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On October 11, 2005, a purported stockholder class action lawsuit related to ev3 Inc.’s proposal to acquire all of the outstanding shares of common stock of the Company that it does not already own, was filed in the Court of Chancery of the State of Delaware, in and for New Castle County, Delaware, naming the Company and each of its directors and ev3 Inc. as defendants. The complaint alleges that the defendants have and are breaching their fiduciary duties to the detriment of the Company’s stockholders by, among other things, denying the Company’s public stockholders the opportunity to obtain fair value for their equity interests by proposing a transaction at an inadequate premium.

For more information regarding such litigation see Note 9 in the “Notes to Unaudited Consolidated Financial Statements” included elsewhere in this report, and the Company’s Annual Report of Form 10-KSB for the year ended December 31, 2004.

Item 6.	Exhibits

See Index to Exhibits on Page 34 of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO THERAPEUTICS, INC.

Date: November 15, 2005	By:	/S/ THOMAS C. WILDER, III
Thomas C. Wilder III President, Chief Executive Officer and Acting Chief Financial Officer

Exhibit Index

Exhibit Number	Description
10.52	Form of Letter Agreement, by and among Micro Therapeutics, Inc., ev3 Inc. and certain executive officers of Micro Therapeutics, Inc. (incorporated by reference to Micro Therapeutics’ Current Report on Form 8-K filed with the SEC on August 31, 2005).

10.52.1	Schedule of executive officers of Micro Therapeutics, Inc. party to Letter Agreement (incorporated by reference to Micro Therapeutics’ Current Report on Form 8-K filed with the SEC on August 31, 2005).

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934.

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934.

32	Certifications Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.